Form 10-Q
period 2020-03-31
Trinity Capital Inc.
filed 2020-05-14
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56139

TRINITY CAPITAL INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3075 West Ray Road Suite 525 Chandler, Arizona	85226
(Address of principal executive offices)	(Zip Code)

(480) 374-5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

As of May 14, 2020, the registrant had 18,049,860 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $28,440 and $0, respectively)	$21,314	$-
Affiliate investments (cost of $6,886 and $0, respectively)	5,380	-
Non-control / Non-affiliate investments (cost of $387,544 and $0, respectively)	371,899	-
Total investments (cost of $422,870 and $0, respectively)	398,593	-
Cash and cash equivalents	62,602	-
Restricted cash	16,883	-
Interest receivable	3,180	-
Deferred financing costs	-	3,525
Deferred offering costs	-	2,677
Prepaid expenses	122	-
Other assets	793	-
Total assets	$482,173	$6,202

LIABILITIES
Credit facility, net of $3,301 and $0, respectively, of unamortized deferred financing cost	$126,699	$-
Notes payable, net of $5,309, and $0, respectively, of unamortized deferred financing cost	119,691	-
Accounts payable and accrued expenses	4,823	5,668
Due to related party	-	1,058
Other liabilities	6,397	-
Total liabilities	257,610	6,726

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 18,049,860 and 10 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	18	-
Paid-in capital in excess of par	260,120	-
Distributable earnings (accumulated loss)	(35,575)	(524)
Total net assets	224,563	(524)
Total liabilities and net assets	$482,173	$6,202
NET ASSET VALUE PER SHARE	$12.44	$(52,418.20)

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statement of Operations

(In thousands, except share and per share data)

(Unaudited)

For the Three
Months Ended
March 31, 2020
INVESTMENT INCOME:
Interest income:
Control investments	$59
Affiliate investments	116
Non-Control / Non-Affiliate investments	10,685
Total investment income	10,860

EXPENSES:
Interest expense and other debt financing costs	4,269
Compensation and benefits	1,378
General and administrative	904
Total expenses	6,551

NET INVESTMENT INCOME	4,309

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	-
Affiliate investments	-
Non-Control / Non-Affiliate investments	503
Net realized gain from investments	503

NET CHANGE IN UNREALIZED APPRECIATION / (DEPRECIATION) FROM INVESTMENTS:
Control investments	(7,128)
Affiliate investments	(1,507)
Non-Control / Non-Affiliate investments	(15,642)
Net change in unrealized appreciation/(depreciation)
from investments	(24,277)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS BEFORE FORMATION COSTS	(19,465)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	(15,586)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(35,051)

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.24

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$(1.97)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	17,821,790

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statement of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

				Distributable
			Paid In	Earnings
	Common Stock		Capital in	(Accumulated	Net
	Shares	Par Value	Excess of Par	Loss)	Assets
Balance as of December 31, 2019 (audited)	10	$-	$-	$(524)	$(524)
Issuance of shares related to Formation Transaction (1)	9,716,517	10	145,738	-	145,748
Issuance of common stock, net of issuance costs	8,333,333	8	114,382	-	114,390
Distributions to stockholders	-	-	-	-	-
Net decrease in net assets resulting from operations
Net investment income	-	-	-	4,309	4,309
Net realized gain (loss) from investments	-	-	-	503	503
Net unrealized appreciation (depreciation) from investments	-	-	-	(24,277)	(24,277)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	-	-	-	(15,586)	(15,586)
Balance as of March 31, 2020 (unaudited)	18,049,860	$18	$260,120	$(35,575)	$224,563

(1) See “Note 1 - Organization and Basis of Presentation” and “Note 12 - Formation Transactions”.

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

For the Three Months Ended
March 31, 2020
Cash flows from operating activities:
Net decrease in net assets resulting from operations:	$(35,051)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(47,739)
Proceeds from sales and paydowns of investments	44,469
Net change in unrealized depreciation from investments	24,277
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	15,586
Net realized gain from investments	(503)
Accretion of original issue discounts and exit fees on investments	(2,074)
Amortization of deferred financing costs	666
Depreciation	9
Change in operating assets and liabilities
Increase in interest receivable	(2,054)
Increase in other assets	(582)
Increase in accounts payable and accrued liabilities	3,069
Decrease in due to related party	(1,058)
Increase in other liabilities	2,093
Net cash provided by operating activities	1,108

Cash flows used in investing activities:
Formation Transactions of Legacy Funds, net of cash acquired (1)	(89,515)
Acquisition of Trinity Capital Holdings	(2,211)
Acquisition of fixed assets	(10)
Net cash used in investing activities	(91,736)

Cash flows provided by (used in) financing activities
Issuance of common stock	125,000
Common stock issuance costs	(10,610)
Proceeds from issuance of notes payable	125,000
Financing costs paid related to notes payable	(5,542)
Borrowings under credit facility	-
Repayments under credit facility	(60,000)
Financing costs paid related to credit facility	(3,735)
Net cash provided by financing activities	170,113

Net increase in cash, cash equivalents and restricted cash	79,485
Cash, beginning of period	-
Cash, cash equivalents and restricted cash at end of period	$79,485

Supplemental and non-cash investing and financing activities:
Cash paid for interest	$3,582
Shares issued to Trinity Capital Holdings (1)	$8,000
Assumption of severance liability (1)	$3,508
Shares issued to the Legacy Investors as part of the Formation Transactions (1)	$137,748

(1) See “Note 1 - Organization and Basis of Presentation” and “Note 12 - Formation Transactions”.

See accompanying notes to consolidated financial statements.

 TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation
1-5 Years Maturity
CleanPlanet Chemical, Inc.	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	January 1, 2022	Fixed interest rate 9.2%; EOT 9.0%	$2,090	$2,333	$2,215
	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	May 1, 2022	Fixed interest rate 9.5%; EOT 9.0%	489	529	506
	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	August 1, 2022	Fixed interest rate 9.8%; EOT 9.0%	579	616	587
	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	February 1, 2023	Fixed interest rate 9.8%; EOT 9.0%	1,112	1,123	1,123
Total CleanPlanet Chemical, Inc.					4,270	4,601	4,431
Seaon Environmental, LLC	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	January 1, 2023	Fixed interest rate 9.0%; EOT 5.0%	$2,840	$2,913	$2,696
Sub-total: 1-5 Years Maturity					$7,110	$7,514	$7,127
Sub-total: Administrative and Support and Waste Management and Remediation (3.2%)*					$7,110	$7,514	$7,127

Agriculture, Forestry, Fishing and Hunting 1-5 Years Maturity
Bowery Farming, Inc.	Agriculture, Forestry, Fishing and Hunting	Equipment Financing	January 1, 2023	Fixed interest rate 8.5%; EOT 8.5%	$3,308	$3,492	$3,236
	Agriculture, Forestry, Fishing and Hunting	Equipment Financing	February 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	3,233	3,315	3,351
	Agriculture, Forestry, Fishing and Hunting	Equipment Financing	May 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	3,912	3,992	4,082
Total Bowery Farming, Inc.					10,453	10,799	10,669
Etagen, Inc.	Agriculture, Forestry, Fishing and Hunting	Secured Loan	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$9,500	$9,549	9,298
Sub-total: 1-5 Years Maturity					$19,953	$20,348	$19,967
Sub-total: Agriculture, Forestry, Fishing and Hunting (8.9%)*					$19,953	$20,348	$19,967

Construction Less than a Year
Project Frog, Inc. (8)	Construction	Secured Loan	July 1, 2020	Fixed interest rate 8.0%; EOT 8.7%	$3,078	$3,500	$3,202
Sub-total: Less than a Year					$3,078	$3,500	$3,202
Sub-total: Construction (1.4%)*					$3,078	$3,500	$3,202

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Educational Services 1-5 Years Maturity
Examity, Inc.	Educational Services	Secured Loan	February 1, 2022	Fixed interest rate 11.5%; EOT 8.0%	$5,541	$5,968	$5,901
	Educational Services	Secured Loan	February 1, 2022	Fixed interest rate 11.5%; EOT 4.0%	2,612	2,704	2,687
	Educational Services	Secured Loan	January 1, 2023	Fixed interest rate 12.3%; EOT 4.0%	1,134	1,163	1,145
Total Examity, Inc.					9,287	9,835	9,733
Qubed, Inc. dba Yellowbrick	Educational Services	Secured Loan	April 1, 2023	Fixed interest rate 11.5%; EOT 4.0%	2,000	2,012	1,999
	Educational Services	Secured Loan	October 1, 2023	Fixed interest rate 11.5%; EOT 4.0%	500	495	496
Total Qubed, Inc. dba Yellowbrick					2,500	2,507	2,495

Sub-total: 1-5 Years Maturity					$11,787	$12,342	$12,228
Sub-total: Educational Services (5.4%)*					$11,787	$12,342	$12,228

Finance and Insurance Less than a Year
Handle Financial, Inc.	Finance and Insurance	Secured Loan	January 1, 2021	Fixed interest rate 12.0%; EOT 8.0%	$4,458	$5,187	$5,166
Sub-total: 1-5 Years Maturity					$4,458	$5,187	$5,166

1-5 Years Maturity
Petal Card, Inc.	Finance and Insurance	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	10,000	9,864	9,609
Sub-total: 1-5 Years Maturity					$10,000	$9,864	$9,609
Sub-total: Finance and Insurance (6.6%)*					$14,458	$15,051	$14,775

Health Care and Social Assistance 1-5 Years Maturity
WorkWell Prevention & Care	Health Care and Social Assistance	Secured Loan	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,558	$3,244
	Health Care and Social Assistance	Secured Loan	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	700	717	669
Total WorkWell Prevention & Care (7)					4,070	4,275	3,913
Sub-total: 1-5 Years Maturity					$4,070	$4,275	$3,913
Sub-total: Health Care and Social Assistance (1.7%)*					$4,070	$4,275	$3,913

Information Less than a Year
Everalbum, Inc.	Information	Secured Loan	June 1, 2020	Fixed interest rate 11.25%; EOT 0.0%	$172	$174	$192
Hytrust, Inc.	Information	Secured Loan	May 1, 2020	Fixed interest rate 12.0%; EOT 9.5%	961	1,405	1,386
Smule, Inc.	Information	Equipment Financing	June 1, 2020	Fixed interest rate 6.3%; EOT 20.0%	223	695	685
	Information	Equipment Financing	June 1, 2020	Fixed interest rate 19.1%; EOT 19.0%	1	3	3
Total Smule, Inc.					224	698	688
Sub-total: Less than a Year					$1,357	$2,277	$2,266

1-5 Years Maturity
EMPYR Inc.	Information	Secured Loan	January 1, 2022	Fixed interest rate 12.0%; EOT 5.0%	$1,959	$2,047	$2,028
Firefly Systems, Inc.	Information	Equipment Financing	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	5,197	4,987	4,987
Gobiquity, Inc.	Information	Equipment Financing	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	461	503	507
Nexus Systems, LLC.	Information	Secured Loan	July 1, 2023	Fixed interest rate 12.3%; EOT 5.0%	5,000	5,205	4,952

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Oto Analytics, Inc.	Information	Secured Loan	March 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	10,000	10,237	10,107
RapidMiner, Inc.	Information	Secured Loan	October 1, 2023	Fixed interest rate 12.0%; EOT 4.0%	10,000	9,910	9,534
STS Media, Inc. (9)	Information	Secured Loan	April 1, 2022	Fixed interest rate 11.9%; EOT 4.0%	7,824	750	250
Unitas Global, Inc.	Information	Equipment Financing	August 1, 2021	Fixed interest rate 9.0%; EOT 12.0%	1,403	1,661	1,615
	Information	Equipment Financing	April 1, 2021	Fixed interest rate 7.8%; EOT 6.0%	204	217	211
Total Unitas Global, Inc.					1,607	1,878	1,826
Sub-total: 1-5 Years Maturity					$42,048	$35,517	$34,191
Sub-total: Information (16.2%)*					$43,405	$37,794	$36,457

Manufacturing Less than a Year Maturity
BHCosmetics, LLC	Manufacturing	Equipment Financing	March 1, 2021	Fixed interest rate 8.9%; EOT 5.0%	$565	$605	$604
Impossible Foods, Inc.	Manufacturing	Secured Loan	April 1, 2020	Fixed interest rate 11.0%; EOT 9.5%	146	573	575
	Manufacturing	Secured Loan	July 1, 2020	Fixed interest rate 11.0%; EOT 9.5%	384	670	671
Total Impossible Foods, Inc.					530	1,243	1,246
Sub-total: Less than a Year					$1,095	$1,848	$1,850

1-5 Years Maturity
Altierre Corporation	Manufacturing	Secured Loan	September 1, 2022	Fixed interest rate 12.0%; EOT 6.6%	$12,001	$12,330	$10,494
	Manufacturing	Secured Loan	June 1, 2023	Fixed interest rate 12.0%; EOT 0.0%	1,427	1,426	1,184
Total Altierre Corporation					13,428	13,756	11,678
Ay Dee Kay LLC	Manufacturing	Secured Loan	October 1, 2022	Fixed interest rate 11.3%; EOT 3.0%	13,205	13,353	13,213
BHCosmetics, LLC	Manufacturing	Equipment Financing	April 1, 2021	Fixed interest rate 8.7%; EOT 5.0%	615	651	649
Exela Pharma Sciences, LLC	Manufacturing	Equipment Financing	October 1, 2021	Fixed interest rate 11.4%; EOT 11.0%	3,787	4,239	4,173
	Manufacturing	Equipment Loan (20)	January 1, 2022	Fixed interest rate 11.6%; EOT 11.0%	484	643	611
Total Exela Pharma Sciences, LLC					4,271	4,882	4,784
Happiest Baby, Inc.	Manufacturing	Equipment Financing	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	1,300	1,346	1,399
	Manufacturing	Equipment Financing	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	1,022	1,047	1,106
	Manufacturing	Equipment Financing	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	958	970	1,028
	Manufacturing	Equipment Financing	June 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	1,146	1,155	1,155
Total Happiest Baby, Inc.					4,426	4,518	4,688
Health-Ade, LLC	Manufacturing	Equipment Financing	January 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	2,226	2,609	2,567
	Manufacturing	Equipment Financing	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	1,215	1,379	1,347
	Manufacturing	Equipment Financing	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	2,839	3,133	3,050

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Total Health-Ade, LLC					6,280	7,121	6,964
Impossible Foods, Inc.	Manufacturing	Secured Loan	October 1, 2021	Fixed interest rate 11.0%; EOT 9.5%	2,445	2,758	2,928
Robotany, Inc.	Manufacturing	Equipment Financing	August 1, 2022	Fixed interest rate 8.0%; EOT 15.0%	1,900	1,993	1,824
Vertical Communications, Inc.	Manufacturing	Secured Loan	March 1, 2022	Fixed interest rate 12.0%; EOT 6.5%	8,000	8,246	8,067
	Manufacturing	Secured Loan	March 1, 2022	Fixed interest rate 12.0%; EOT 6.5%	1,000	1,074	1,044
	Manufacturing	Secured Loan	March 1, 2022	Fixed interest rate 12.0%; EOT 6.5%	500	500	486
	Manufacturing	Secured Loan	March 1, 2022	Fixed interest rate 15.8%; EOT 6.5%	500	500	486
	Manufacturing	Secured Loan	March 1, 2022	Fixed interest rate 15.8%; EOT 8.5%	2,000	2,000	1,944
Total Vertical Communications, Inc. (7)					12,000	12,320	12,027
Zosano Pharma Corporation	Manufacturing	Equipment Financing	October 1, 2021	Fixed interest rate 9.4%; EOT 12.0%	2,676	3,025	2,863
	Manufacturing	Equipment Financing	January 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	1,731	1,889	1,803
	Manufacturing	Equipment Financing	July 1, 2022	Fixed interest rate 9.9%; EOT 12.0%	1,787	1,850	1,826
	Manufacturing	Equipment Financing	October 1, 2022	Fixed interest rate 9.9%; EOT 12.0%	1,962	1,987	1,997
	Manufacturing	Equipment Financing	December 1, 2022	Fixed interest rate 10.5%; EOT 12.0%	1,435	1,475	1,443
Total Zosano					9,591	10,226	9,932
Sub-total: 1-5 Years Maturity					$68,161	$71,578	$68,687
Sub-total: Manufacturing (31.4%)*					$69,256	$73,426	$70,537

Professional, Scientific, and Technical Services Less than a Year
E La Carte, Inc.	Professional, Scientific, and Technical Services	Secured Loan	January 1, 2021	Fixed interest rate 12.0%; EOT 9.4%	$3,146	$3,999	$3,927
Machine Zone, Inc.	Professional, Scientific, and Technical Services	Equipment Financing	August 1, 2019	Fixed interest rate 6.6%; EOT 20%	-	357	357
	Professional, Scientific, and Technical Services	Equipment Financing	December 1, 2019	Fixed interest rate 6.0%; EOT 19.8%	-	202	202
Total Machine Zone, Inc. (17)					-	559	559
Sub-total: Less than a Year					$3,146	$4,558	$4,486

1-5 Years Maturity
Augmedix, Inc.	Professional, Scientific, and Technical Services	Secured Loan	April 1, 2023	Fixed interest rate 12.0%; EOT 6.5%	$9,422	$9,295	$9,259
BackBlaze, Inc.	Professional, Scientific, and Technical Services	Equipment Financing	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	1,215	1,297	1,299
	Professional, Scientific, and Technical Services	Equipment Financing	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	152	160	160
	Professional, Scientific, and Technical Services	Equipment Financing	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	1,154	1,203	1,201
	Professional, Scientific, and Technical Services	Equipment Financing	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	226	233	233
	Professional, Scientific, and Technical Services	Equipment Financing	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	230	237	236
	Professional, Scientific, and Technical Services	Equipment Financing	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	230	236	234
	Professional, Scientific, and Technical Services	Equipment Financing	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	766	787	779

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

	Professional, Scientific, and Technical Services	Equipment Financing	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	1,007	1,027	1,029
	Professional, Scientific, and Technical Services	Equipment Financing	January 1, 2024	Fixed interest rate 7.5%; EOT 11.5%	873	886	886
	Professional, Scientific, and Technical Services	Equipment Financing	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	886	896	896
	Professional, Scientific, and Technical Services	Equipment Financing	February 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	767	774	774
	Professional, Scientific, and Technical Services	Equipment Financing	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	232	232	232
Total BackBlaze, Inc.					7,738	7,968	7,959

Cuebiq, Inc.	Professional, Scientific, and Technical Services	Secured Loan	April 1, 2024	Variable interest rate PRIME + 7.25% or Floor rate 12%; EOT 5.0% (19)	5,000	4,957	4,957
Edeniq, Inc.	Professional, Scientific, and Technical Services	Secured Loan	June 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	3,817	1,880	1,463
	Professional, Scientific, and Technical Services	Secured Loan	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	2,868	1,348	1,050
Total Edeniq, Inc. (7) (9)					6,685	3,228	2,513
Footprint, Inc.	Professional, Scientific, and Technical Services	Equipment Financing	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	17,624	17,621	17,621
Hologram Inc.	Professional, Scientific, and Technical Services	Secured Loan	February 1, 2024	Variable interest rate PRIME + 6.25% or Floor rate 11.25%; EOT 5.0% (19)	3,000	2,948	2,948
iHealth Solutions, LLC	Professional, Scientific, and Technical Services	Secured Loan	April 1, 2022	Fixed interest rate 12.5%; EOT 5.0%	4,000	4,160	4,037
Incontext Solutions, Inc.	Professional, Scientific, and Technical Services	Secured Loan	October 1, 2022	Fixed interest rate 11.8%; EOT 5.0%	6,168	6,199	5,925
Matterport, Inc.	Professional, Scientific, and Technical Services	Secured Loan	May 1, 2022	Fixed interest rate 11.5%; EOT 5.0%	7,557	7,842	7,715
Pendulum Therapeutics, Inc.	Professional, Scientific, and Technical Services	Equipment Financing	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	447	411	394
	Professional, Scientific, and Technical Services	Equipment Financing	September 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	2,614	2,629	2,629
	Professional, Scientific, and Technical Services	Equipment Financing	November 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	763	764	764
Total Pendulum Therapeutics, Inc.					3,824	3,804	3,787
SQL Sentry, LLC	Professional, Scientific, and Technical Services	Secured Loan	August 1, 2023	Fixed interest rate 11.5%; EOT 3.5%	15,000	15,400	14,823
Sun Basket, Inc.	Professional, Scientific, and Technical Services	Secured Loan	May 1, 2022	Fixed interest rate 11.7%; EOT 5.0%	11,346	11,770	11,695
Utility Associates, Inc. (9)	Professional, Scientific, and Technical Services	Secured Loan	September 30, 2023	Fixed interest rate 11.0%; EOT 0.0%	750	830	558
Vidsys, Inc.	Professional, Scientific, and Technical Services	Secured Loan	November 1, 2020	Fixed interest rate 12.0% (8.0% current + 4.0% PIK); EOT 0.0% (18)	5,223	4,920	3,418
	Professional, Scientific, and Technical Services	Secured Loan	October 1, 2023	Fixed interest rate 0.0%; EOT 0.0%	1,600	-	-
Total Vidsys, Inc.					6,823	4,920	3,418
Sub-total: 1-5 Years Maturity					$104,937	$100,942	$97,215
Sub-total: Professional, Scientific, and Technical Services (45.3%)*					$108,083	$105,500	$101,701

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Real Estate and Rental and Leasing 1-5 Years Maturity
Knockaway, Inc.	Real Estate and Rental and Leasing	Secured Loan	June 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,001	$9,659
	Real Estate and Rental and Leasing	Secured Loan	August 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,493	2,451
	Real Estate and Rental and Leasing	Secured Loan	September 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,489	2,448
Total Knockaway, Inc.					15,000	14,983	14,558

Wanderjaunt, Inc.	Real Estate and Rental and Leasing	Equipment Financing	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	489	449	399
	Real Estate and Rental and Leasing	Equipment Financing	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	1,499	1,520	1,520
Total Wanderjaunt, Inc.					1,988	1,969	1,919

Sub-total: 1-5 Years Maturity					$16,988	$16,952	$16,477
Sub-total: Real Estate and Rental and Leasing (7.3%)*					$16,988	$16,952	$16,477

Retail Trade 1-5 Years Maturity
Birchbox, Inc.	Retail Trade	Secured Loan	April 1, 2023	Fixed interest rate 9.0% (4.5% current, 4.5% PIK); EOT 5.0% (18)	$20,196	$20,523	$19,657
Gobble, Inc.	Retail Trade	Secured Loan	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	3,962	3,974	3,814
	Retail Trade	Secured Loan	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,988	1,995	1,943
Total Gobble Inc.					5,950	5,969	5,757
Madison Reed, Inc.	Retail Trade	Secured Loan	October 1, 2022	Fixed interest rate 12.0%; EOT 5.3%	10,000	10,314	10,293
Miyoko's Kitchen	Retail Trade	Equipment Financing	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	815	812	812
UnTuckIt, Inc.	Retail Trade	Secured Loan	June 1, 2023	Fixed interest rate 12.0%; EOT 5.0%	20,000	21,126	19,567
Sub-total: 1-5 Years Maturity					$56,961	$58,744	$56,086
Sub-total: Retail Trade (25.0%)*					$56,961	$58,744	$56,086

Utilities 1-5 Years Maturity
Invenia, Inc.	Utilities	Secured Loan	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$8,577	$9,062	$8,879
	Utilities	Secured Loan	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	4,000	4,216	4,188
	Utilities	Secured Loan	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,000	3,014	3,121
	Utilities	Secured Loan	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,000	4,052	4,052
Total Invenia, Inc. (23)					$19,577	$20,344	$20,240
Dandelion Energy, Inc.	Utilities	Equipment Financing	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$550	$531	$531
Sub-total: 1-5 Years Maturity					$20,127	$20,875	$20,771
Sub-total: Utilities (9.2%)*					$20,127	$20,875	$20,771

Wholesale Trade 1-5 Years Maturity
BaubleBar, Inc.	Wholesale Trade	Secured Loan	April 1, 2021	Fixed interest rate 11.5%; EOT 7.0%	$6,842	$7,558	$7,263
Sub-total: 1-5 Years Maturity					$6,842	$7,558	$7,263
Sub-total: Wholesale Trade (3.2%)					$6,842	$7,558	$7,263

Total: Debt Securities (165.0%)*					$382,118	$383,879	$370,504

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments

Agriculture, Forestry, Fishing and Hunting
Bowery Farming, Inc.	Agriculture, Forestry, Fishing and Hunting	Warrant	June 10, 2029	Common Stock		68,863		$5.08	$410	$395

Etagen, Inc.	Agriculture, Forestry, Fishing and Hunting	Warrant	July 9, 2029	Common Stock		140,186		$1.15	283	354

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*									$693	$749

Construction
Project Frog, Inc. (8)	Construction	Warrant	July 26, 2026	Preferred Series AA		391,990		$0.19	$18	$9

Sub-Total: Construction (0.0%)*									$18	$9

Educational Services
Qubed, Inc. dba Yellowbrick	Educational Services	Warrant	September 28, 2028	Common Stock		526,316		$0.38	$120	$158

Sub-Total: Educational Services (0.1%)*									$120	$158

Finance and Insurance
Petal Card, Inc.	Finance and Insurance	Warrant	November 27, 2029	Preferred Series B		250,268	TBD	(22)	$147	$143

RM Technologies, Inc.	Finance and Insurance	Warrant	December 18, 2027	Preferred Series B		234,421		$3.88	285	117

Sub-Total: Finance and Insurance (0.1%)*									$432	$260

Health Care and Social Assistance
Galvanize, Inc. (21)	Health Care and Social Assistance	Warrant	May 17, 2026	Preferred Series B		1,564,537		$1.57	$-	$-

Sub-Total: Health Care and Social Assistance (0.0%)*									$-	$-

Information
Convercent, Inc.	Information	Warrant	November 30, 2025	Preferred Series 1		3,139,579		$0.16	$925	$478

EMPYR, Inc. (21)	Information	Warrant	March 31, 2028	Common Stock		935,198		$0.07	-	-

Everalbum, Inc.	Information	Warrant	July 29, 2026	Preferred Series A		851,063		$0.10	25	24

Firefly, Inc.	Information	Warrant	January 29, 2030	Common Stock		133,147			282	282

Gtxcel, Inc.	Information	Warrant	September 24, 2025	Preferred Series C		1,000,000		$0.21	166	162
	Information	Warrant	September 24, 2025	Preferred Series D	TBD	(22)	TBD	(22)	-	-
Total Gtxcel, Inc.									166	162

Hytrust, Inc.	Information	Warrant	June 23, 2026	Preferred Series D2		424,808		$0.82	172	-

Lucidworks, Inc.	Information	Warrant	June 27, 2026	Preferred Series D		619,435		$0.77	806	535

Market6	Information	Warrant	November 19, 2020	Preferred Series B		53,410		$1.65	29	-

Oto Analytics, Inc.	Information	Warrant	August 31, 2028	Preferred Series B		1,018,718		$0.79	295	232

RapidMiner, Inc.	Information	Warrant	March 25, 2029	Preferred Series C-1		11,624		$60.22	528	498

STS Media, Inc. (21)	Information	Warrant	March 15, 2028	Preferred Series C		20,210		$24.74	-	-

Sub-Total: Information (1.0%)*									$3,228	$2,211

Manufacturing
Altierre Corporation	Manufacturing	Warrant	December 30, 2026	Preferred Series F		1,200,000		$0.35	$24	$-
	Manufacturing	Warrant	February 12, 2028	Preferred Series F		400,000		$0.35	8	-
Total Altierre Corporation									32	-

Atieva, Inc.	Manufacturing	Warrant	March 31, 2027	Preferred Series D		390,016		$5.13	3,067	2,490
	Manufacturing	Warrant	September 8, 2027	Preferred Series D		195,008		$5.13	1,533	1,261
Total Atieva, Inc.									4,600	3,751

Ay Dee Kay LLC	Manufacturing	Warrant	March 30, 2028	Preferred Series G		6,250		$35.42	23	-

Happiest Baby, Inc.	Manufacturing	Warrant	May 16, 2029	Common Stock		182,554		$0.33	193	157

Hexatech, Inc. (21)	Manufacturing	Warrant	April 2, 2022	Preferred Series A		226		$2.77	-	4

Lensvector, Inc.	Manufacturing	Warrant	December 30, 2021	Preferred Series C		85,065		$1.18	32	-

Nanotherapeutics, Inc.	Manufacturing	Warrant	November 14, 2021	Common Stock		67,961		$1.03	1,122	1,171

Robotany, Inc.	Manufacturing	Warrant	July 19, 2029	Common Stock		23,579		$1.52	129	-

SBG Labs, Inc.	Manufacturing	Warrant	June 29, 2023	Preferred Series A-1		42,857		$0.70	13	19
	Manufacturing	Warrant	September 18, 2024	Preferred Series A-1		25,714		$0.70	8	5
	Manufacturing	Warrant	January 14, 2024	Preferred Series A-1		21,492		$0.70	7	10
	Manufacturing	Warrant	March 24, 2025	Preferred Series A-1		12,155		$0.70	4	5
	Manufacturing	Warrant	October 10, 2023	Preferred Series A-1		11,150		$0.70	4	3
	Manufacturing	Warrant	May 6, 2024	Preferred Series A-1		11,145		$0.70	4	11
	Manufacturing	Warrant	June 9, 2024	Preferred Series A-1		7,085		$0.70	2	5
	Manufacturing	Warrant	May 20, 2024	Preferred Series A-1		342,857		$0.70	110	153
	Manufacturing	Warrant	March 26, 2025	Preferred Series A-1		200,000		$0.70	65	89
Total SBG Labs, Inc.									217	300

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Soraa, Inc.	Manufacturing	Warrant	August 21, 2023	Preferred Series 1	192,000	$5.00	498	335
	Manufacturing	Warrant	February 18, 2024	Preferred Series 2	60,000	$5.00	165	111
Total Soraa, Inc.							663	446

Vertical Communications, Inc. (7) (21)	Manufacturing	Warrant	July 11, 2026	Preferred Series A	828,479	$1.00	-	-

Zosano Pharma Corporation	Manufacturing	Warrant	September 25, 2025	Common Stock	75,000	$3.59	69	17

Sub-Total: Manufacturing (2.6%)*							$7,080	$5,846

Professional, Scientific, and Technical Services
Augmedix, Inc.	Professional, Scientific, and Technical Services	Warrant	September 3, 2029	Preferred Series B	1,379,028	$1.21	$449	$364

Continuity, Inc.	Professional, Scientific, and Technical Services	Warrant	March 29, 2026	Preferred Series C	794,403	$0.25	21	21
	Professional, Scientific, and Technical Services	Warrant (21)	March 29, 2026	Preferred Series C	794,403	$0.25	-	-
Total Continuity, Inc.							21	21

Crowdtap, Inc.	Professional, Scientific, and Technical Services	Warrant	December 16, 2025	Preferred Series B	442,233	$1.09	42	41
	Professional, Scientific, and Technical Services	Warrant	November 30, 2027	Preferred Series B	100,000	$1.09	9	9
Total Crowdtap, Inc.							51	50

Dynamics, Inc.	Professional, Scientific, and Technical Services	Warrant	March 10, 2024	Common Stock	17,000	$10.59	86	-

E La Carte, Inc.	Professional, Scientific, and Technical Services	Warrant	July 28, 2027	Common Stock	497,183	$0.30	185	130
	Professional, Scientific, and Technical Services	Warrant	July 28, 2027	Preferred Series A	106,841	$7.49	14	11
	Professional, Scientific, and Technical Services	Warrant	July 28, 2027	Preferred Series AA-1	104,284	$7.49	14	11
Total E La Carte, Inc.							213	152

Edeniq, Inc.	Professional, Scientific, and Technical Services	Warrant	December 23, 2026	Preferred Series B	2,685,501	$0.22	-	-
	Professional, Scientific, and Technical Services	Warrant	December 23, 2026	Preferred Series B	2,184,672	$0.01	-	-
	Professional, Scientific, and Technical Services	Warrant	March 12, 2028	Preferred Series C	5,106,972	$0.44	-	-
	Professional, Scientific, and Technical Services	Warrant	October 15, 2028	Preferred Series C	3,850,294	$0.01	-	-
Total Edeniq, Inc. (7)(21)							-	-

Fingerprint Digital, Inc.	Professional, Scientific, and Technical Services	Warrant	April 29, 2026	Preferred Series B	48,102	$10.39	165	161

Footprint, Inc.	Professional, Scientific, and Technical Services	Warrant	February 14, 2030	Common Stock	26,852	$0.31	5	5

Hologram, Inc.	Professional, Scientific, and Technical Services	Warrant	January 27, 2030	Common Stock	193,054	$1.37	49	49

Hospitalists Now, Inc.	Professional, Scientific, and Technical Services	Warrant	March 30, 2026	Preferred Series D2	135,807	$5.89	71	57
	Professional, Scientific, and Technical Services	Warrant	December 6, 2026	Preferred Series D2	750,000	$5.89	391	314
Total Hospitalists Now, Inc.							462	371

Incontext Solutions, Inc.	Professional, Scientific, and Technical Services	Warrant	September 28, 2028	Preferred Series AA-1	332,858	$1.47	34	-

Matterport, Inc.	Professional, Scientific, and Technical Services	Warrant	April 20, 2028	Common Stock	143,813	$1.43	434	407

Pendulum Therapeutics, Inc.	Professional, Scientific, and Technical Services	Warrant	October 9, 2029	Preferred Series D2	55,263	$1.90	44	43

Resilinc, Inc.	Professional, Scientific, and Technical Services	Warrant	December 15, 2025	Preferred Series A	589,275	$0.51	40	39

Reterro, Inc.	Professional, Scientific, and Technical Services	Warrant	October 30, 2025	Common Stock	12,841	$20.00	-	-
	Professional, Scientific, and Technical Services	Warrant	October 31, 2026	Common Stock	15,579	$50.00	-	-
Total Reterro, Inc. (21)							-	-

Saylent Technologies, Inc.	Professional, Scientific, and Technical Services	Warrant	March 31, 2027	Preferred Series C	24,096	$9.96	108	106

Sun Basket, Inc.	Professional, Scientific, and Technical Services	Warrant	October 5, 2027	Preferred Series C-2	249,306	$6.02	111	100

Utility Associates, Inc.	Professional, Scientific, and Technical Services	Warrant	June 30, 2025	Preferred Series A	92,511	$4.54	55	23
	Professional, Scientific, and Technical Services	Warrant	May 1, 2026	Preferred Series A	60,000	$4.54	36	15
	Professional, Scientific, and Technical Services	Warrant	May 22, 2027	Preferred Series A	200,000	$4.54	120	49
Total Utility Associates, Inc.							211	87

Vidsys, Inc.	Professional, Scientific, and Technical Services	Warrant	June 14, 2029	Preferred Series 1	22,507	$4.91	-	-
	Professional, Scientific, and Technical Services	Warrant	March 17, 2027	Common Stock	3,061	$4.91	-	-
Total Vidsys, Inc. (21)							-	-

Sub-Total: Professional, Scientific, and Technical Services (0.9%)*							$2,483	$1,955

Real Estate and Rental and Leasing
Egomotion Corporation	Real Estate and Rental and Leasing	Warrant	June 29, 2028	Preferred Series A	182,357	$1.32	$219	$156

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Knockaway, Inc.	Real Estate and Rental and Leasing	Warrant	May 24, 2029	Preferred Series B	87,955	$8.53	209	202

Sub-Total: Real Estate and Rental and Leasing (0.2%)*							$428	$358

Retail Trade
Birchbox, Inc.	Retail Trade	Warrant	August 14, 2028	Preferred Series A	155,845	$1.25	$72	$-

Gobble, Inc.	Retail Trade	Warrant	May 9, 2028	Common Stock	74,635	$1.20	617	416
	Retail Trade	Warrant	December 27, 2029	Common Stock	10,000	$1.22	73	56
Total Gobble, Inc.							690	472

Le Tote, Inc.	Retail Trade	Warrant	March 7, 2028	Common Stock	216,312	$1.46	490	280

Madison Reed, Inc.	Retail Trade	Warrant	March 23, 2027	Preferred Series C	194,553	$2.57	185	226
	Retail Trade	Warrant	July 18, 2028	Common Stock	43,158	$0.99	71	92
	Retail Trade	Warrant	May 19, 2029	Common Stock	36,585	$1.23	56	72
Total Madison Reed, Inc.							312	390

Trendly, Inc.	Retail Trade	Warrant	August 10, 2026	Preferred Series A	245,506	$1.14	222	295

Sub-Total: Retail Trade (0.6%)*							$1,786	$1,437

Wholesale Trade
BaubleBar, Inc.	Wholesale Trade	Warrant	March 29, 2027	Preferred Series C	531,806	$1.96	$640	$138
	Wholesale Trade	Warrant	April 20, 2028	Preferred Series C	60,000	$1.96	72	16
Total BaubleBar, Inc.							712	154

Sub-Total: Wholesale Trade (0.1%)*							$712	$154

Total: Warrant Investments (5.9%)*							$16,980	$13,137

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Shares	Series	Cost	Fair Value (6)
Equity Investments
Construction
Project Frog, Inc.	Construction	Equity	8,118,527	Preferred Series AA-1	$702	$380
	Construction	Equity	6,300,134	Preferred Series BB	2,667	1,789
Total Project Frog, Inc. (8)					3,369	2,169

Sub-Total: Construction (1.0%)*					$3,369	$2,169

Health Care and Social Assistance
WorkWell Prevention & Care	Health Care and Social Assistance	Equity	7,000,000	Common Stock	$51	$-
	Health Care and Social Assistance	Equity	3,450	Preferred Series P	3,450	1,376
	Health Care and Social Assistance		na	Convertible Notes (10)(11)	1,149	1,094
Total WorkWell Prevention & Care (7)					4,650	2,470

Sub-Total: Health Care and Social Assistance (1.1%)*					$4,650	$2,470

Manufacturing
Nanotherapeutics, Inc.	Manufacturing	Equity	382,277	Common Stock (16)	$6,691	$6,977

Vertical Communications, Inc.	Manufacturing	Equity (21)	3,892,485	Preferred Stock Series 1	-	-
	Manufacturing	Equity	na	Convertible Notes (10)(12)	3,966	391
Total Vertical Communications, Inc. (7)					3,966	391

Sub-Total: Manufacturing (3.3%)*					$10,657	$7,368

Professional, Scientific, and Technical Services
Dynamics, Inc.	Professional, Scientific, and Technical Services	Equity	17,726	Preferred Series A	$390	$-

Edeniq, Inc.	Professional, Scientific, and Technical Services	Equity	7,807,499	Preferred Series B	-	-
	Professional, Scientific, and Technical Services	Equity	2,441,082	Preferred Series C	-	-
	Professional, Scientific, and Technical Services	Equity	na	Convertible Notes (10)(13)	-	-
Total Edeniq, Inc. (7)					-	-

Instart Logic, Inc. (21)	Professional, Scientific, and Technical Services	Equity	na	Convertible Notes (10)(14)	2,645	2,645

Reterro, Inc.	Professional, Scientific, and Technical Services	Equity	7,829	Common Stock	-	-

Vidsys, Inc.	Professional, Scientific, and Technical Services	Equity	na	Convertible Notes (10)(15)	300	300

Sub-Total: Professional, Scientific, and Technical Services (1.3%)*					$3,335	$2,945

Total: Equity Investments (6.7%)*					$22,011	$14,952

Total Investment in Securities (177.5%)*					$422,870	$398,593

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$78,335	$78,335
Other cash accounts					1,150	1,150
Cash, Cash Equivalents, and Restricted Cash (35.4%)*					79,485	79,485

Total Portfolio Investments and Cash and Cash Equivalents (212.9% of net assets)					$502,355	$478,078

* Value as a percent of net assets.

(1) All portfolio companies are located in North America. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2) Trinity uses the North American Industry Classification System (NAICS) code for classifying the industry grouping of its portfolio companies.
(3) All debt investments are income producing unless otherwise noted. Warrant investments are associated with funded debt and equipment financing instruments. All equity investments are non-income producing unless otherwise noted. Equipment that has been financed relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(4) Interest rate is the fixed rate of the Secured Loan debt investment and does not include any original issue discount, end-of-term (EOT) payment, or any additional fees related to the investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed amount determined at the inception of the loan. At the end of the term of certain equipment leases, the lessee has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.
(5) Principal is net of repayments.
(6) All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company.
(7) This issuer is deemed to be a "Control Investment." Control Investments are defined by the Investment Company Act of 1940 as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As defined in the Investment Company Act, Trinity is deemed to be an "Affiliated Person" of this portfolio company. See schedule 12-14 "Investments in and advances to affiliates" in the accompanying notes to the Financial Statements.
(8) This issuer is deemed to be a "Affiliate Investment." Affiliate Investments are defined by the Investment Company Act of 1940 as investments in companies in which the Company owns between 5% and 25% of the voting securities. As defined in the Investment Company Act, Trinity is deemed to be an "Affiliated Person" of this portfolio company. See Note 3 in the accompanying notes to the Financial Statements.
(9) Debt is on non-accrual status at March 31, 2020, and is therefore considered non-income producing.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2020

(In thousands, except share and per share data)

(Unaudited)

(10) Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(11) Principal balance of $1.1 million at period end.
(12) Principal balance of $5.5 million at period end.
(13) Principal balance of $1.6 million at period end.
(14) Principal balance of $2.6 million at period end.
(15) Principal balance of $0.3 million at period end.
(16) Certain third-parties have rights to 17,485 shares of Nanotherapeutics at a fair value of approximately $0.4 million as of March 31, 2020.

(17) Principal balance represents the balance of the end-of-term payment which was negotiated to be paid in monthly installments over 12 months instead of a one-time lump sum. This asset is considered non-income producing.
(18) Interest on this loan includes Paid In Kind. PIK interest income represents income not paid currently in cash.
(19) Index based floating interest rate is subject to contractual minimum interest rate. Interest rate PRIME represents 3.25% at March 31, 2020.
(20) Investment has an unfunded commitment as of March 31, 2020 (see Note 6). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(21) Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transaction.
(22) Company has been issued warrants with pricing and number of shares dependent upon a future round of equity issuance by the Portfolio Company.
(23) Indicates an asset that the Company deems as a "non-qualifying asset” under section 55(a) of 1940 Act. The Company's percentage of non-qualifying assets represents 4.2% of the Company’s total assets. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

TRINITY CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our," the "Company" and "Trinity Capital" refer to Trinity Capital Inc. and its consolidated wholly owned subsidiaries.

Trinity Capital Inc., formed on August 12, 2019 as a Maryland corporation, is a specialty lending company focused on providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. The Company sources its investments through its principal office located in Chandler, AZ, as well as through its additional office located in San Francisco, CA.

The Company is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

Management of the Company consists of the Company’s officers and investment and administrative professionals along with the Company’s Board of Directors (the “Board”). The Board consists of five directors, three of whom are not “interested persons” of the Company (as such term is defined in the 1940 Act).

The Company’s investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through investments in growth stage companies, including venture-backed companies and companies with institutional equity investors. The Company targets investments in growth stage companies, which are typically private companies, that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to additional funding. The Company seeks to achieve its investment objective by making investments consisting primarily of term loans and equipment financings, and, to a lesser extent, working capital loans, equity and equity-related investments. In addition, the Company may obtain warrants or contingent exit fees at funding, providing an additional potential source of investment returns.

On September 27, 2019, the Company was initially capitalized with the sale of 10 shares of its common stock for $150 to its sole stockholder. On January 16, 2020, the Company completed a private equity offering (the “Private Common Stock Offering”) of shares of its common stock pursuant to which it issued and sold 7,000,000 shares for gross proceeds of approximately $105 million. An over-allotment option related to the Private Common Stock Offering was exercised in full and on January 29, 2020, the Company issued and sold an additional 1,333,333 shares of its common stock for gross proceeds of approximately $20 million. As a result, the Company issued and sold 8,333,333 shares of its common stock for total aggregate gross proceeds of approximately $125 million.

On January 16, 2020, concurrent with the completion of the initial closing of the Private Common Stock Offering, the Company completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”) of $105 million in aggregate principal amount of the Company’s unsecured 7.00% Notes due 2025 (the “Notes”). An over-allotment option related to the 144A Note Offering was exercised in full and on January 29, 2020, the Company issued and sold an additional $20 million in aggregate principal amount of the Notes. As a result, the Company issued and sold $125 million in aggregate principal amount of the Notes. See “Note 5 - Debt,” “Note 7 – Stockholder’s Equity,” and “Note 12 – Formation Transactions.”

On January 16, 2020, immediately following the initial closings of the Private Offerings, the Company used the proceeds from the Private Offerings to complete a series of transactions (the “Formation Transactions”). Through the Formation Transactions, the Company acquired Trinity Capital Investment, LLC (“TCI”), Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P. (“Fund III”), Trinity Capital Fund IV, L.P. (“Fund IV”), and Trinity Sidecar Income Fund, L.P. (“Sidecar Fund”) (collectively the “Legacy Funds”) through mergers of the Legacy Funds with and into the Company. Each member/limited partner of the Legacy Funds was given the option to elect to receive cash and or shares of the Company’s common stock in exchange for its limited partner interests or membership interests, as applicable. The general partners, managers or managing members of the Legacy Funds received only shares in exchange for their interests held in such capacities. In addition, as part of the Formation Transactions, the Company purchased the equity interests of Trinity Capital Holdings, LLC (“Trinity Capital Holdings”) for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares and $2.0 million in cash, and Trinity Capital Holdings became a wholly owned subsidiary of the Company. In connection with the acquisition of the equity interests of Trinity Capital Holdings, the Company assumed a $3.5 million severance related liability due to a former partner of the Legacy Funds. The Formation Transactions constitute a business acquisition and was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, as amended (“ASC”) ASC 805, Business Combinations (“ASC 805”), and as a result the assets acquired and liabilities assumed were recorded at fair values as of January 16, 2020. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of the consideration transferred. See “Note 12 – Formation Transactions.”

On January 16, 2020, in connection with the Formation Transactions, the Company became a party to, and assumed, a $300 million credit agreement (the “Credit Facility”) with Credit Suisse AG (“Credit Suisse”) through the Company’s wholly owned subsidiary, Trinity Funding 1, LLC (“TF1”). TF1 was formed on August 14, 2019 as a Delaware limited liability company with the Company as its sole equity member. TF1 is a special purpose bankruptcy-remote entity and is a separate legal entity from the Company. Any assets conveyed to TF1 are not available to creditors of the Company or any other entity other than TF1’s lenders. TF1 is consolidated for financial reporting purposes and in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and the portfolio investments held by this subsidiary are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated.

The Company commenced operations and filed its election to be regulated as a BDC on January 16, 2020.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with GAAP and pursuant to Regulation S-X. As an investment company, the Company follows accounting and reporting guidance determined by the Financial Account Standards Board (“FASB”), in Topic 946 - Financial Services – Investment Companies (“ASC Topic 946”).

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the period included herein.

Principles of Consolidation

Under FASB Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in Note 3 - Investments, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation) from investments" on the Consolidated Statement of Operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could materially differ from those estimates.

Investment Transactions

Loan originations are recorded on the date of the binding commitment. Realized gains or losses are recorded using the specific identification method as the difference between the net proceeds received and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last business day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that each of the portfolio investments is sold in a hypothetical transaction in the principal or, as applicable, most advantageous market using market participant assumptions as of the measurement date. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. The Company values its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act.

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged an independent valuation firm to provide the Company with valuation assistance with respect to its investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

Investments recorded on the Company’s Consolidated Statements of Assets and Liabilities are categorized based on the inputs to the valuation techniques as follows:

Level 1 —	Investments whose values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).
Level 2 —	Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment.
Level 3 —	Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (for example, investments in illiquid securities issued by privately held companies). These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.

Given the nature of lending to venture capital-backed growth stage companies, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanges. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Debt Securities

The debt securities identified on the Consolidated Schedule of Investments are secured loans and equipment financings made to growth stage companies focused in technology, life sciences and other high growth industries which are backed by a select group of leading venture capital investors.

For portfolio investments in debt securities for which Trinity Capital has determined that third-party quotes or other independent pricing are not available, the Company generally estimates the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using an income approach.

In its application of the income approach to determine the fair value of debt securities, Trinity Capital bases its assessment of fair value on projections of the discounted future free cash flows that the security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the security, as set forth in the associated loan and equipment financing agreements, as well as market yields and the financial position and credit risk of the portfolio company (the “Hypothetical Market Yield Method”). The discount rate applied to the future cash flows of the security is based on the calibrated yield implied by the terms of the Company’s investment adjusted for changes in market yields and performance of the subject company. The Company’s estimate of the expected repayment date of its loans and equipment financings securities is either the maturity date of the instrument or the anticipated pre-payment date, depending on the facts and circumstances. The Hypothetical Market Yield Method analysis also considers changes in leverage levels, credit quality, portfolio company performance, market yield movements, and other factors. If there is deterioration in credit quality or if a security is in workout status, the Company may consider other factors in determining the fair value of the security, including, but not limited to, the value attributable to the security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Equity-Related Securities and Warrants

Often the Company is issued warrants by issuers as yield enhancements. These warrants are recorded as assets at estimated fair value on the grant date. Depending on the facts and circumstances, the Company usually utilizes a combination of one or several forms of the market approach as well as contingent claim analyses (a form of option analysis) to estimate the fair value of the securities as of measurement date. As part of its application of the market approach, the Company estimates the enterprise value of a portfolio company utilizing customary pricing multiples, based on the development stage of the underlying issuers, or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations that are assessed to be indicative of fair value of the respective portfolio company, and, if appropriate based on the facts and circumstances performs an allocation of the enterprise value to the equity securities utilizing a contingent claim analysis and/or other waterfall calculation by which it allocates the enterprise value across the portfolio company’s securities in order of their preference relative to one another.

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of the Company’s financial instruments, consisting of cash, investments, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments. See Note 4.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months for less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level I assets and are valued using the Net Asset Value (“NAV”) per share of the money market fund. As of March 31, 2020, cash equivalents and restricted cash consisted of $78.3 million held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. As of March 31, 2020, restricted cash consisted of approximately $16.1 million related to the Credit Facility covenants (See “Note 5 – Debt”), and approximately $0.8 million held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions due to a former partner of the Legacy Funds.

Other Assets

Other assets generally consist of prepaid expenses, fixed assets net of accumulated depreciation, right of use asset, deposits and other assets.

Common Stock Issuance Costs

A portion of the net proceeds of the Private Common Stock Offering was used to pay for offering costs of such offering. Offering costs charged against the proceeds from the Private Common Stock Offering were approximately $10.6 million during the period ended March 31, 2020.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for the Credit Facility and the Notes, over the stated maturity life of the obligations. As of March 31, 2020, there were $3.3 million and $5.3 million of deferred financing costs netted against the Credit Facility and the Notes balances, respectively, on the Company’s Consolidated Statements of Assets and Liabilities.

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable equity warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end of term (“EOT”) fee. Debt EOT fees to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. At March 31, 2020, Trinity Capital had an EOT payment receivable of $32.1 million, which is included as a component of the cost basis of the Company’s current debt securities.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. Trinity Capital recorded approximately $0.4 million in PIK interest income during the three months ended March 31, 2020.

Income related to application or origination payments, net of related expenses, and generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services rendered by the Company to borrowers or lessees. Loan and commitment fees in excess of the related expenses are amortized into interest income over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company recognizes nonrecurring fees over the remaining term of the loan commencing in the quarter relating to specific loan modifications.

Non-Accrual Policy

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At March 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $4.8 million and a total fair market value of approximately $3.3 million, or 0.8%, of the fair value of the Company’s investment portfolio.

Net Realized Gains or Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Certain fees are recognized as one-time realized gains, including prepayment penalties, exit fees related to change in control, fees related to select covenant default waiver fees and OID related to early loan pay-off or material modification of the specific debt outstanding.

Net Unrealized Appreciation or Depreciation

Net unrealized appreciation or depreciation reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Income Taxes

Trinity Capital intends to elect to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code and operate in a manner so as to qualify annually thereafter for the tax treatment applicable to RICs. As a RIC, Trinity Capital generally will not pay corporate-level income tax on the portion of its taxable income distributed to stockholders, generally required to be at least 90% of its investment company taxable income (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed).

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”), as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions at March 31, 2020. All the Company’s tax returns remain subject to examination by US federal and state tax authorities.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding year on which it paid corporate-level U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the period ended March 31, 2020, the Company did not incur an expense for excise tax.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

3. Investments

The Company provides debt, including loans and equipment financings, to growth stage companies, including venture capital-backed companies and companies with institutional equity investors, primarily in the United States. The Company’s investment strategy includes making investments consisting primarily of term loans and equipment financings, and, to a lesser extent, working capital loans, equity and equity-related investments. In addition, the Company may obtain warrants or contingent exit fees at funding from many of the portfolio companies.

Debt Securities

The Company’s debt securities primarily consist of direct investments in interest-bearing secured loans and equipment financings to privately held companies based in the United States. Our secured loans are generally secured by a blanket first lien or a blanket second lien on the assets of the portfolio company. Our equipment financings typically include a specific asset lien on mission critical assets as well as a second lien on the assets of the portfolio company. These debt securities typically have a term of between three and five years from the original investment date. Certain of the debt securities are “covenant-lite” loans, which generally are loans that do not have a complete set of financial maintenance covenants and have covenants that are incurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower rather than by a deterioration in the borrower’s financial condition. The equipment financings in our investment portfolio generally have fixed interest rates. The loans in our investment portfolio generally have fixed interest rates or floating interest rates subject to interest rate floors. All debt securities generally include an EOT payment.

The specific terms of each debt security depend on the creditworthiness of the portfolio company and the projected value of the financed assets. Occasionally, we will offer an initial period of lower financing factor to companies with stronger creditworthiness, which is analogous to an interest-only period on a traditional term loan. Equipment financings may include upfront interim payments and security deposits. Equipment financing arrangements have various structural protections, including customary default penalties, information and reporting rights, material adverse change or investor abandonment provisions, consent rights for any additions or changes to senior debt, and, as needed, intercreditor agreements with cross-default provisions to protect the Company’s second lien positions.

Warrants

In connection with our debt investments, we occasionally receive equity warrants in the portfolio company. Warrants received in connection with a debt investment typically include a potentially discounted contract price to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain follow-up rights in connection with these equity interests, which allow us to participate in future financing rounds.

Direct Equity Investments

In limited instances, we also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders of our portfolio companies, and to allow for participation in the appreciation in the equity values of portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our portfolio companies. We seek to maintain fully diluted equity positions in our portfolio companies of 5% to 50% and may have controlling equity interests in some instances.

Portfolio Investment Classification

Trinity Capital classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) "Control Investments" are defined as investments in which Trinity Capital owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) "Affiliate Investments" are defined as investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments. Each of the Company’s investment portfolio is carried on the Statement of Assets and Liabilities as investments at fair value, with any adjustments to fair value recognized as “net unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “net realized gain (loss)”.

Portfolio Industry Classification

Trinity Capital’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2020 (dollars in thousands):

	Cost		Fair Value
Industry	Amount	%	Amount	%
Professional, Scientific, and Technical Services	$111,322	25%	$106,601	27%
Manufacturing	91,164	22%	83,749	21%
Retail Trade	60,530	14%	57,522	14%
Information	41,020	10%	38,666	10%
Utilities	20,875	5%	20,771	5%
Agriculture, Forestry, Fishing and Hunting	21,040	5%	20,714	5%
Real Estate and Rental and Leasing	17,380	4%	16,834	4%
Finance and Insurance	15,482	4%	15,035	4%
Educational Services	12,463	3%	12,386	3%
Wholesale Trade	8,268	2%	7,426	2%
Administrative and Support and Waste
Management and Remediation Services	7,514	2%	7,128	2%
Health Care and Social Assistance	8,926	2%	6,382	2%
Construction	6,886	2%	5,379	1%
Total	$422,870	100%	$398,593	100%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of March 31, 2020 (dollars in thousands):

	Cost		Fair Value
Geographic Region	Amount	%	Amount	%
West	$210,799	50%	$197,821	50%
Northeast	111,100	26%	104,618	26%
South	33,296	8%	32,437	8%
Mountain	24,082	6%	23,369	6%
Canada	20,344	5%	20,240	5%
Midwest	18,185	4%	15,305	4%
Southeast	5,064	1%	4,803	1%
Total	$422,870	100%	$398,593	100%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2020 (dollars in thousands):

	Cost		Fair Value
Investment	Amount	%	Amount	%
Secured Loan	$294,242	70%	$282,069	71%
Equipment Financing	89,637	21%	88,435	22%
Equity	22,011	5%	14,952	4%
Warrants	16,980	4%	13,137	3%
Total	$422,870	100%	$398,593	100%

The following table represents the Schedule of Investments in and advances to affiliates, summarizing the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2020 (in thousands, except share data):

		As of March 31, 2020			For the Three Months Ended March 31, 2020
Portfolio Company	Investment(1)	Fair Value	Principal	Shares	Interest Income	Net change in Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Control Investments
Edeniq, Inc.	Senior Secured, June 1, 2021 Fixed Interest
	Rate 13.0%; EOT 9.5%	$1,463	$3,817	n/a	$-	$(417)	$-
	Senior Secured, September 1, 2021 Fixed Interest
	Rate 13.0%; EOT 9.5%	1,050	2,868	n/a	-	(298)	-
	Warrants, December 23, 2026, Preferred Series B	-	n/a	2,685,501	-	-	-
	Warrants, December 23, 2026, Preferred Series B	-	n/a	2,184,672	-	-	-
	Warrants, March 12, 2028, Preferred Series C	-	n/a	5,106,972	-	-	-
	Warrants, October 15, 2028, Preferred Series C	-	n/a	3,850,294	-	-	-
	Preferred Series C	-	n/a	7,807,499	-	-	-
	Preferred Series B	-	n/a	2,441,082	-	-	-
	Convertible Note	-	1,680	n/a	-	-	-

Vertical Communications, Inc.	Senior Secured, March 1, 2022, Fixed Interest
	Rate 12.0%; EOT 6.5%	8,067	8,000	n/a	-	(179)	-
	Senior Secured, March 1, 2022, Fixed Interest
	Rate 12.0%; EOT 6.5%	1,044	1,000	n/a	-	(30)	-
	Senior Secured, March 1, 2022, Fixed Interest
	Rate 12.0%; EOT 8.5%	486	500	n/a	-	(14)	-
	Senior Secured, March 1, 2022, Fixed Interest
	Rate 15.8%; EOT 8.5%	486	500	n/a	-	(14)	-
	Senior Secured, March 1, 2022, Fixed Interest
	Rate 15.8%; EOT 8.5%	1,944	2,000	n/a	-	(56)	-
	Warrants July 11, 2026 Preferred Series A	-	n/a	828,479	-	-	-
	Preferred Series 1	-	n/a	3,892,485	-	-	-
	Senior Secured Convertible Notes	391	5,500	n/a	-	(3,575)	-

Workwell Prevention and Care	Senior Secured, March 1, 2024 Fixed Interest
	Rate 8.1%; EOT 10.0%	3,244	3,370	n/a	46	(315)	-
	Senior Secured, March 1, 2024 Fixed Interest
	Rate 8.0%; EOT 10.0%	669	700	n/a	13	(49)	-
	Common Stock	-	n/a	7,000,000	-	(51)	-
	Preferred Series P	1,376	n/a	3,450	-	(2,074)	-
	Convertible Note	1,094	1,100	n/a	-	(56)	-
Total Control Investments		$21,314			$59	$(7,128)	$-

Affiliate Investments
Project Frog, Inc.	Senior Secured July 1, 2020 Fixed Interest
	Rate 8%; EOT 8.7%	3,202	3,078	n/a	116	(298)	-
	Warrants July 26, 2026 Preferred Series AA	9	n/a	391,990	-	(9)	-
	Preferred Series AA-1	380	n/a	8,118,527	-	(322)	-
	Preferred Series BB	1,789	n/a	6,300,134	-	(878)	-
Total Affiliate Investments		$5,380			$116	$(1,507)	$-

Total Control and Affiliate Investments		$26,694			$175	$(8,635)	$-

(1) This schedule should be read in conjunction with the Consolidated Schedule of Investments and notes to the financial statements. Supplemental information can be located within the Consolidated Schedule of Investments including cost of investments and if the investments are income producing.

Unconsolidated Significant Subsidiaries

In accordance with Rule 10-01(b)(1) of Regulation S-X, Trinity Capital must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are three significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of Trinity Capital’s Control Investments (as defined in Note 2) are considered significant subsidiaries: the investment test, the asset test, and the income test. As of March 31, 2020, Trinity Capital had no single investment that met any of these three tests.

Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk, credit risk and liquidity risk. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

Market risk is the risk of potential adverse changes to the value of financial instruments because of changes in market conditions, including as a result of changes in the credit quality of a particular issuer, credit spreads, interest rates, and other movements and volatility in security prices or commodities. In particular, the Company may invest in issuers that are experiencing or have experienced financial or business difficulties (including difficulties resulting from the initiation or prospect of significant litigation or bankruptcy proceedings), which involves significant risks. The Company manages its exposure to market risk through the use of risk management strategies and various analytical monitoring techniques.

The Company’s investments may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

The Company’s investments consist of growth stage companies, many of which have relatively limited operating histories and also may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by the changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the debt.

4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Trinity Capital accounts for its investments at fair value.

In accordance with ASC 820, Trinity Capital has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3). See “Note 2 — Summary of Significant Accounting Policies”.

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

As of March 31, 2020, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. All of the Company’s portfolio investments were categorized as Level 3 as of March 31, 2020. The Company held no portfolio investments as of December 31, 2019.

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
•	Current and projected financial condition of the portfolio company;
•	Current and projected ability of the portfolio company to service its debt obligations;
•	Type and amount of collateral, if any, underlying the investment;
•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
•	Pending debt or capital restructuring of the portfolio company;
•	Projected operating results of the portfolio company;
•	Current information regarding any offers to purchase the investment;
•	Current ability of the portfolio company to raise any additional financing as needed;
•	Changes in the economic environment, which may have a material impact on the operating results of the portfolio company;
•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•	Qualitative assessment of key management;
•	Contractual rights, obligations or restrictions associated with the investment; and
•	Time to exit

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments, are (i) earnings before interest, tax, depreciation, and amortization (“EBITDA”) and revenue multiples (both projected and historic), and (ii) volatility assumptions. Significant increases (decreases) in EBITDA and revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Similarly, significant increases (decreases) in volatility inputs in isolation would result in a significantly higher (lower) fair value assessment. On the contrary, significant increases (decreases) in weighted average cost of capital (“WACC”) inputs in isolation would result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

During the three months ended March 31, 2020, all the Company’s portfolio investments were Level 3. Debt investments include both secured loans and equipment financing securities. The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of March 31, 2020 (dollars in thousands):

Investment Type - Level Three Investments	Fair Value as of March 31, 2020	Valuation Techniques/ Methodologies	Unobservable Inputs (1)	Range	Weighted Average (2)
Debt investments	$343,109	Discounted Cash Flows	Hypothetical Market Yield	6.7% -33.9%	16.3%

	12,027	Market Comparable Companies	Comparable Company	0.47x	0.47x

	15,368	Other	Enterprise Discounted Cash Flows	18.5% - 67.1%	36.7%
			Revenue Multiple (3)	0.7x - 1.0x	.86x
			Probability Weighting of Alternative Outcomes	75.0% - 90.0%	90.0%

Equity investments	2,470	Market Comparable Companies	Revenue Multiple (3)	1.1x	.16x
			Company Specific Adjustment (4)	0.0%	0.0%

	12,482	Market Comparable Companies	Revenue Multiple (3)	1.0x - 3.5x	2.6x
			Company Specific Adjustment (4)	(2.5%)	(2.5%)
			Probability Weighting of Alternative Outcomes	40.0%	40.0%
			Weighted Average Cost of Capital	16.0%	16.0%
		Option Pricing Model	Volatility (5)	75.00%	75.0%
			Risk-Free Interest Rate	0.20%	0.2%
			Estimated Time to Exit (in years)	2.0	2.0

Warrants	13,137	Market Comparable Companies	Revenue Multiple (3)	0.6x - 19.0x	4.9x
			Company Specific Adjustment (4)	(65.0%) - 200.0%	30.90%
		Option Pricing Model	Volatility (5)	25.0% - 165%	49.3%
			Risk-Free Interest Rate	0.2% - 2.6%	1.8%
			Estimated Time to Exit (in years)	0.8 - 7.7	5.0
Total Level Three Investments	$398,593

(1) The significant unobservable inputs used in the fair value measurement of the Company's debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company's equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model ("OPM") include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(2) Weighted averages are calculated based on the fair market value of each investment.

(3) Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.

(4) Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

(5) Represents the range of industry volatility used by market participants when pricing the investment.

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and equity warrants fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2020 (in thousands):

	Type of Investment
			Equity
	Debt	Equity	Warrants	Total
Fair Value at January 1, 2020	$-	$-	$-	$-
Formation Transactions acquisitions	375,858	24,066	17,099	417,023
Purchases	45,603	1,800	336	47,739
Amortization and Accretion	2,074	-	-	2,074
Net Realized Gain (Loss)	959	-	(456)	503
Change in Unrealized Appreciation (Depreciation)	(13,375)	(7,060)	(3,842)	(24,277)
Proceeds from Paydowns and Sales	(40,615)	(3,854)	-	(44,469)
Fair Value at March 31, 2020	$370,504	$14,952	$13,137	$398,593

During the three months ended March 31, 2020, there were no transfers in or out of Level 3.

Financial Instruments Disclosed, But Not Carried at Fair Value

As discussed in “Note 5 - Debt”, as of March 31, 2020, the Notes have a fixed interest rate with a carrying value of approximately $119.7 million, net of unamortized deferred financing costs of $5.3 million. The fair value of the Notes as of March 31, 2020 was approximately $116 million and was determined using a market yield approach with Level 3 inputs.

As of March 31, 2020, the carrying value of the Credit Facility is approximately $126.7 million, net of unamortized deferred financing costs of $3.3 million. The carrying value of the Company’s credit facility as of March 31, 2020 approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 5, and is included in Level 3 of the hierarchy.

The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

5. Debt

Credit Suisse Credit Facility

On January 9, 2020, TF1 and its affiliates borrowed $190.0 million under the Credit Facility, and during the three months ended March 31, 2020, repayments of approximately $60.0 million were made to Credit Suisse. In conjunction with the Credit Facility, the Company incurred approximately $3.7 million of financing costs which were capitalized and deferred. For the three months ended March 31, 2020, approximately $0.4 million of such financing costs was amortized over the term of the agreement and recorded as interest expense. Borrowings under the Credit Facility bear interest at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%. As of March 31, 2020, unamortized deferred financing costs related to the Credit Facility were $3.3 million and were included in Credit Facility on the Consolidated Statement of Assets and Liabilities.

On January 16, 2020, in connection with the Formation Transactions (see “Note 12 - Formation Transactions”), through our wholly owned subsidiary TF1, the Company became a party to, and assumed, the Credit Facility with Credit Suisse. The Credit Facility was entered into effective January 8, 2020 and matures on January 8, 2022, unless extended. The Credit Facility is collateralized by all investments held by TF1 and permits an advance rate of up to 65% of eligible investments. The Company has the ability to borrow up to an aggregate of $300.0 million, and the Credit Facility borrowing base contains certain criteria for eligible investments and includes concentration limits as defined in the Credit Facility. At March 31, 2020, the Company had approximately $130 million in borrowings outstanding under the Credit Facility and a borrowing capacity of approximately $57.9 million.

The summary information regarding the Credit Facility for the three months ended March 31, 2020 is as follows (dollars in thousands):

For the Three Months Ended March 31, 2020
Borrowing interest expense	$1,713
Amortization of deferred financing costs	434
Total interest and amortization of deferred financing costs	$2,147

Weighted average interest rate	4.88%
Weighted average outstanding balance	$150,357

The Credit Facility contains covenants that, among other things, require the Company to maintain minimum tangible net worth and leverage ratios, minimum cash balance of $15.0 million, and a cash reserve of 60 days for interest.

7.00% Notes due 2025

Concurrent with the completion of the Private Common Stock Offering, on January 16, 2020, the Company completed a private offering of $105.0 million in aggregate principal amount of the Notes in reliance upon the available exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Keefe, Bruyette & Woods, Inc. (“KBW”) acted as the initial purchaser in connection with the 144A Note Offering pursuant to a purchase agreement, dated January 8, 2020 (the “144A Note Purchase Agreement”), by and between the Company and KBW. Pursuant to the 144A Note Purchase Agreement, the Company granted KBW an option to purchase or place up to an additional $20.0 million in aggregate principal amount of the Notes within 30 days of the date of the 144A Note Purchase Agreement to cover additional allotments, if any, made by KBW (the “144A Note Over-Allotment Option”). KBW exercised the 144A Note Over-Allotment Option in full and on January 29, 2020, the Company issued and sold an additional $20.0 million in aggregate principal amount of the Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the Notes pursuant to the 144A Note Offering.

The Notes were issued pursuant to an Indenture dated as of January 16, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of January 16, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes mature on January 16, 2025 (the “Maturity Date”), unless repurchased or redeemed in accordance with their terms prior to such date. The Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option, on or after January 16, 2023 at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. The holders of the Notes do not have the option to have the Notes repaid or repurchased by the Company prior to the Maturity Date of the Notes.

The Notes bear interest at a fixed rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2020. The Notes are direct, general unsecured obligations of the Company and will rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Notes. The Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including, without limitation, borrowings under the Credit Facility.

The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not the Company is subject to those requirements, and (ii) provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

Concurrently with the closing of the 144A Note Offering, the Company entered into a registration rights agreement (the “Notes Registration Rights Agreement”) for the benefit of the purchasers of the Notes in the 144A Note Offering. Under the Notes Registration Rights Agreement and subject to the terms and conditions provided therein, the Company has agreed to use its commercially reasonable efforts to file with or confidentially submit to the SEC a resale registration statement for the Notes issued and sold in the 144A Note Offering, within 180 days after the Issue Date (or if such 180th day is not a business day, the next succeeding business day).

Under the Notes Registration Rights Agreement, the Company has also agreed to use its commercially reasonable efforts to cause such resale registration statement to become or be declared effective by the SEC at the earliest possible time after the initial filing thereof, but in no event later than 270 days after the Issue Date (or if such 270th day is not a business day, the next succeeding business day), and to continuously maintain such registration statement’s effectiveness under the Securities Act, subject to certain permitted blackout periods, for the period described in the Notes Registration Rights Agreement.

Aggregate offering costs in connection with the transaction, including the underwriter’s discount and commissions, were approximately $5.5 million which were capitalized and deferred. For the three months ended March 31, 2020, approximately $0.2 million of such offering costs was amortized and recorded as interest expense. As of March 31, 2020, unamortized deferred financing costs related to the Notes were $5.3 million and were included in the Notes on the Consolidated Statement of Assets and Liabilities.

For the three months ended March 31, 2020, the components of interest expense and related fees for the Notes are as follows (in thousands):

For the Three Months Ended March 31, 2020
Notes interest expense	$1,847
Amortization of deferred financing costs	232
Total interest and amortization of deferred financing costs	$2,079

6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and are unencumbered by milestones.

As of March 31, 2020, the Company had $1.4 million of unfunded commitments to one portfolio company, Exela Inc., which are available at the request of the portfolio company and unencumbered by milestones. The fair value of this unfunded commitment is considered to approximate the cost as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility).

In the normal course of business, the Company enters into contracts that provide a variety of representations and warranties, and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

Leases

Effective January 1, 2019, FASB ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) required that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. Trinity Capital identified one significant operating lease for its office space. The lease commenced February 21, 2017 and expires July 31, 2022. The lease contains a five-year extension option for a final expiration date of January 31, 2027 which the company does not anticipate exercising.

Total lease expense incurred by Trinity Capital for the three months ended March 31, 2020 was $51 thousand. As of March 31, 2020, the right of use asset related to the operating lease was $0.5 million and included in Other Assets in the Consolidated Statement of Assets and Liabilities, and the lease liability was $0.5 million and included in Other Liabilities in the Consolidated Statement of Assets and Liabilities. As of March 31, 2020, the remaining lease term was 2.3 years and the discount rate was 3.25%.

The following table shows future minimum payments under Trinity Capital’s operating lease as of March 31, 2020 (in thousands):

For the Years Ended December 31,
2020	$220
2021	224
2022	133
Total	$577

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2020, there are no material legal matters or litigation pending of which we are aware.

7. Stockholder’s Equity

Private Offerings

On January 16, 2020, we completed a private offering of shares of our common stock in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold 7,000,000 shares of our common stock for aggregate gross proceeds of approximately $105.0 million. KBW acted as the initial purchaser and placement agent in connection with the Private Common Stock Offering pursuant to a Purchase/Placement Agreement, dated January 8, 2020 (the “Private Common Stock Purchase Agreement”), by and between us and KBW. Pursuant to the Private Common Stock Purchase Agreement, we granted KBW an option to purchase or place up to an additional 1,333,333 shares of our common stock within 30 days of the date of the Private Common Stock Purchase Agreement to cover additional allotments, if any, made by KBW (the “Private Common Stock Over-Allotment Option”). KBW exercised the Private Common Stock Over-Allotment Option in full and on January 29, 2020, we issued and sold an additional 1,333,333 shares of our common stock. As a result, we issued and sold a total of 8,333,333 shares of our common stock pursuant to the Private Common Stock Offering for aggregate net proceeds of approximately $114.4 million, net of offering costs of approximately $10.6 million.

Concurrently with the closing of the Private Common Stock Offering, we entered into a registration rights agreement (the “Common Stock Registration Rights Agreement”), for the benefit of the purchasers of the shares of our common stock in the Private Common Stock Offering and the Legacy Investors that received shares of our common stock in connection with the Formation Transactions (the “Registrable Shares”). Under the Common Stock Registration Rights Agreement and subject to the terms and conditions provided therein, the Company has agreed to use commercially reasonable efforts to file with the SEC a resale registration statement for the Registrable Shares, including shares of our common stock issued by stock dividend, stock distribution, stock split, or otherwise at the time of such filing, as soon as reasonably practicable, but in no event later than May 15, 2020.

Under the Common Stock Registration Rights Agreement, the Company has also agreed to use commercially reasonable efforts to cause such resale registration statement to be declared effective by the SEC and to have such Registrable Shares listed on a national securities exchange as soon as practicable after the initial filing thereof, but in no event later than December 31, 2020, and to continuously maintain such registration statement’s effectiveness under the Securities Act, subject to certain permitted blackout periods, for the period described in the Common Stock Registration Rights Agreement.

Formation Transactions

In the Formation Transactions, all of the assets and liabilities of the Legacy Funds were acquired and assumed by the Company. In consideration for the Legacy Funds we issued 9,183,185 shares of our common stock at $15.00 per share for a total value of approximately $137.7 million, and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners/managers of the Legacy Funds (the “Legacy Investors”). The acquisition consideration of the Formation Transactions was based on valuations as of December 31, 2019, as adjusted for assets that were disposed of by the Legacy Funds, as well as earnings, capital contributions and distributions paid to the members/limited partners, and material events affecting the portfolio companies of the Legacy Funds subsequent to December 31, 2019 and through the closing date of the Formation Transactions.

As part of the Formation Transactions, we also used a portion of the proceeds of the Private Offerings to acquire 100% of the equity interests of Trinity Capital Holdings, for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares of our common stock totaling approximately $8.0 million and approximately $2.0 million in cash. In connection with the acquisition of the equity interests of Trinity Capital Holdings, the Company also assumed a $3.5 million severance related liability due to a former partner of the Legacy Funds. As a result of this transaction, Trinity Capital Holdings became a wholly owned subsidiary of the Company. See “Note 12 – Formation Transactions”.

Long-Term Incentive Plan

The Board has approved the 2019 Trinity Capital Inc. Long-Term Incentive Plan and the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, each to be effective upon receipt of exemptive relief from the SEC and stockholder approval of such plans. We have applied for an exemptive order from the SEC to permit us to issue such securities under such plans. If exemptive relief is obtained, the Compensation Committee may award such securities in such amounts and on such terms as the Compensation Committee determines and consistent with any exemptive order the SEC may issue and the terms of such plans, as applicable. The SEC is not obligated to grant an exemptive order to allow this practice and will do so only if it determines that such practice is consistent with stockholder interests and does not involve overreaching by management or our Board. We cannot provide any assurance that we will receive such exemptive relief from the SEC.

Distribution Reinvestment Plan

Trinity Capital’s distribution reinvestment plan (“DRIP”) provides for the reinvestment of dividends in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Trinity Capital declares a cash dividend, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash dividend automatically reinvested into additional shares of Trinity Capital common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of Trinity Capital’s common stock on the valuation date determined for each dividend by the Board.

Trinity Capital’s DRIP is administered by its transfer agent on behalf of Trinity Capital’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Trinity Capital’s DRIP but may provide a similar distribution reinvestment plan for their clients.

For the three months ended March 31, 2020, no dividends were declared or paid to stockholders.

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2020, there are no dilutive shares. The following table sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the period ended March 31, 2020 (in thousands except shares and per share information):

For the Three Months Ended March 31, 2020
Net decrease in net assets resulting from operations	$(35,051)
Weighted average common shares outstanding	17,821,790
Net decrease in net assets resulting from operations
per common share - basic and diluted	$(1.97)

9. Income Taxes

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes (in thousands):

For the Three Months Ended March 31, 2020
Tax Cost of Investments	$422,870

Fair Market Value of Investments	398,593

Gross Appreciation from Investments	1,296
Gross Depreciation from Investments	(25,573)
Net Unrealized Depreciation from Investments	$(24,277)

10. Financial Highlights

The following presents financial highlights for the three months ended March 31, 2020 (in thousands except share and per share information):

For the three months Ended March 31, 2020
Per Share Data:
Net asset value, beginning of period (1)	$14.97

Net investment income (2)	0.24
Net realized and unrealized gains (losses) on investments (3)	(1.32)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	(0.86)
Net decrease in net assets resulting from operations	(1.94)

Offering costs	(0.59)
Total decrease in net assets	(2.53)

Net asset value, end of period	$12.44
Shares outstanding, end of period	18,049,860
Weighted average shares outstanding (2)	17,821,790
Total return (4) (5) (6)	-3.5%

Ratio/Supplemental Data:
Net assets, end of period	$224,563
Ratio of total expenses to average net assets (5)	13.97%
Ratio of net investment income to average net assets (5)	9.19%
Ratio of interest and credit facility expenses to average net assets (5)	9.11%
Portfolio turnover rate (7)	9.38%
Asset coverage ratio (8)	188.83%

(1) The Net asset value as of January 16, 2020 (commencement of operations) is calculated based on the initial common stock purchase price of $15.00 per share less the accumulated loss of $0.03 per share from August 12, 2019 (the date of inception) through December 31, 2019.
(2) Calculated based upon weighted average shares outstanding for the period from January 16, 2020 (commencement of operations) through March 31, 2020.
(3) The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(4) Total return based on net asset value is calculated as the change in net asset value per share during the period plus, divided by the beginning net asset value per share.
(5) Annualized.
(6) Total return excluding costs related to acquisition of Trinity Capital Holdings and the Legacy Funds would have been (2.31%).
(7) Not annualized.
(8) Based on outstanding debt of $255.4 million as of March 31, 2020.

11. Related Party Transactions

As of December 31, 2019, the Company had payables to an affiliate of approximately $1.1 million related to organizational and offering cost expenses, which are included in Due to related party on the Consolidated Statements of Assets and Liabilities.

The Legacy Funds were merged with and into the Company and the Company issued 9,183,185 shares of its common stock and paid approximately $108.7 million in cash to the Legacy Investors. In addition, as part of the Formation Transactions, the Company acquired 100% of the equity interests of Trinity Capital Holdings for shares of the Company’s common stock and cash, and the Company assumed a severance related liability due to a former partner of the Legacy Funds. Members of the Company’s management, including Steven L. Brown, Kyle Brown, Gerald Harder and Ron Kundich, owned 100% of the equity interests in Trinity Capital Holdings and controlling interests in the general partners/managers of the Legacy Funds.

As a result of the Formation Transactions, Messrs. S. Brown, K. Brown, Harder and Kundich collectively received (i) 533,332 shares of the Company’s common stock valued at approximately $8.0 million and approximately $2.0 million in cash in exchange for their equity interests in Trinity Capital Holdings, and (ii) 377,441 shares of the Company’s common stock valued at approximately $5.7 million for their limited partner and general partner interests in the Legacy Funds.

The Company has entered into indemnification agreements with its directors and executive officers. The indemnification agreements are intended to provide the Company’s directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

12. Formation Transactions

On January 16, 2020, immediately following the consummation of the Private Offerings, we used a portion of the proceeds of the Private Offerings to acquire, through the Formation Transactions, the Legacy Funds and Trinity Capital Holdings. Each member/limited partner of the Legacy Funds was given the option to elect to receive cash and or shares of the Company’s common stock in exchange for its limited partner interests or membership interests, as applicable. The general partners, managers or managing members of the Legacy Funds received only shares in exchange for their interests held in such capacities. As a result of the Formation Transactions, the Legacy Funds were merged with and into the Company and Trinity Capital Holdings became a wholly owned subsidiary of the Company. The Formation Transactions were accounted for as a business combination in accordance with ASC 805.

As consideration for the partnership and membership interests in the Legacy Funds, we issued 9,183,185 shares of our common stock at $15.00 per share for a total value of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Investors totaling approximately $246.4 million. The acquisition consideration of the Formation Transactions was based on valuations as of December 31, 2019, as adjusted for assets that were disposed of by the Legacy Funds, as well as earnings, capital contributions and distributions paid to the members/limited partners, and material events affecting the portfolio companies of the Legacy Funds subsequent to December 31, 2019 and through the closing date of the Formation Transactions.

A summary of the fair value of the assets acquired and liabilities assumed from the Legacy Funds as of the acquisition date is as follows (in thousands):

Investments acquired	$417,023
Interest receivable and other assets acquired	1,191
A/P and accrued liabilities assumed	(680)
Customer deposits assumed	(4,250)
Credit facility assumed	(190,000)
Financing fees related to credit facility acquired	1,900
Cash acquired	19,183
Total net assets acquired	$244,367

The total merger consideration of the Legacy Funds of approximately $246.4 million exceeded the fair value of the net assets acquired as of the acquisition date, and as a result, the Company included a loss of approximately $2.1 million in Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds in the Consolidated Statement of Operations.

Additionally, as part of the Formation Transactions, we also used a portion of the proceeds of the Private Offerings to acquire 100% of the equity interests of Trinity Capital Holdings, the sole member of Trinity Management IV, LLC, the investment manager to Fund IV and the sub-adviser to Fund II and Fund III, in exchange for 533,332 shares of our common stock totaling approximately $8.0 million and approximately $2.0 million in cash. The Company also assumed a $3.5 million severance related liability due to a former partner of the Legacy Funds. Prior to the completion of the Formation Transactions, Trinity Capital Holdings acquired approximately $0.2 million of certain net assets from Trinity SBIC Management, LLC.

In connection with the acquisition of Trinity Capital Holdings, approximately $13.5 million (consisting of the aggregate purchase price and severance related liability assumed) was expensed to Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds in the Consolidated Statement of Operations. Under ASC 805, such amount represents the settlement price, based on the estimated fair value of the future profits and cash flows that would otherwise have been contractually due to Trinity Capital Holdings, had the underlying management agreements with each of the Legacy Funds not been canceled in order to enter into the Formation Transactions and operate the Company as an internally managed BDC.

13. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2020, and interim periods therein. Early adoption is permitted. The Company adopted ASU 2016-02 effective January 1, 2020. Under ASU 2016-02, the Company evaluates leases to determine if the leases are considered financing or operating leases. The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. See further discussion in Note 6 regarding the lease obligation.

14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during the period that would require recognition or disclosure.

COVID-19 Developments

The recent outbreak and subsequent global response to the SARS-CoV-2 virus (“COVID-19”) has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The pandemic and government responses are creating disruption in global supply chains and adversely impacting many industries. This outbreak could have a continued material adverse impact on economic and market conditions furthering the global economic slowdown.

The Company’s business and portfolio companies could be susceptible to changes in client demand and may experience a varying degree of business interruption due to this outbreak. The full impact of the COVID-19 pandemic will have on the Company’s financial condition, liquidity, and future results of operations is uncertain due to the ever-evolving nature of the situation on a local and global level. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

The extent of the impact of the COVID-19 pandemic on the financial performance of the Company’s portfolio will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of the COVID-19 pandemic on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of future operations, financial position, and liquidity in fiscal year 2020 may be materially adversely affected.

Dividend Declaration

On May 7, 2020, the Board declared a quarterly distribution of $0.22 per share payable on June 5, 2020 to stockholders of record as of May 29, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms “we,” “us,” “our”, “the Company” and “Trinity Capital” refer to Trinity Capital Inc. and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A – “Risk Factors” of our Form 10, as amended, filed with the SEC on March 13, 2020, including the following factors, among others:

•	our limited operating history as a business development company (“BDC”);

•	our future operating results, including the impact of the SARS-CoV-2 (“COVID-19”) pandemic;

•	our dependence upon our management team and key investment professionals;

•	our ability to manage our business and future growth;

•	risks related to investments in growth stage companies, other venture capital-backed companies and generally U.S. companies;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;

•	the use of leverage;

•	risks related to the uncertainty of the value of our portfolio investments;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including as a result of the COVID-19 pandemic;

•	uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union and China, including as a result of the COVID-19 pandemic;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	risks related to changes in interest rates, our expenses, and other general economic conditions and the effect on our net investment income;

•	the effect of the decommissioning of LIBOR;

•	the effect of changes in tax laws and regulations and interpretations thereof;

•	the impact on our business of new or amended legislation or regulations;

•	risks related to market volatility, including general price and volume fluctuations in stock markets;

•	our ability to make distributions, including as a result of the COVID-19 pandemic; and

•	our ability to maintain our status as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995).

Overview

Trinity Capital Inc., a Maryland corporation and specialty lending company, is a provider of debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We were formed for the purpose of acquiring the Legacy Funds, including the Legacy Assets, raising capital in the Private Offerings (as such terms are defined below) and making investments in accordance with our investment objective and investment strategy. Our investment objective is to generate current income and, to a lesser extent, capital appreciation through our investments. We seek to achieve our investment objective by making investments consisting primarily of term loans and equipment financings and, to a lesser extent, working capital loans, equity and equity-related investments. In addition, we may obtain warrants or contingent exit fees at funding from many of our portfolio companies, providing an additional potential source of investment returns. We generally are required to invest at least 70% of our total assets in qualifying assets in accordance with the 1940 Act but may invest up to 30% of our total assets in non-qualifying assets, as permitted by the 1940 Act.

We target investments in growth stage companies, which are typically private companies, including venture-backed companies and companies with institutional equity investors. We define “growth stage companies” as companies that have significant ownership and active participation by sponsors and annual revenues of up to $100 million. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

We invest in debt, including loans and equipment financings that may have initial interest only periods of 0 to 24 months and may then fully amortize over a term of 24 to 60 months and are secured by a blanket first lien, a specific asset lien on mission critical assets, or a blanket second lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments.

Certain of the loans in which we invest have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, we have, and may in the future, invest in or obtain significant exposure to “covenant-lite” loans, which generally are loans that do not have a complete set of financial maintenance covenants. Generally, covenant-lite loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, because we invest in and have exposure to covenant-lite loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. The pandemic has become increasingly widespread in the United States, including in the markets in which the Company operates.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by the COVID-19 pandemic and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which would increase the percentage of our cash flows dedicated to our debt obligations and could impact any future amount of distributions to our stockholders.

During the three months ended March 31, 2020, we experienced both a decrease in originations, which reflects lower levels of investment activity in that time period, and an increase in repayments. For the three months ending June 30, 2020, we expect the performance of our portfolio companies to continue to be impacted by the COVID-19 pandemic and the related economic slowdown.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). The Company follows accounting and reporting guidance as determined by the Financial Accounting Standards Board (“FASB”), in FASB Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies.

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. –For additional information, please refer to “Note 2. Summary of Significant Accounting Policies” in the notes to the financial statements included with this quarterly report.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that each of the portfolio investments is sold in a hypothetical transaction in the principal or, as applicable, most advantageous market using market participant assumptions as of the measurement date. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. The Company values its investments at fair value as determined in good faith by the Company’s Board of Directors (the “Board”) in accordance with the provisions of ASC Topic 820 and the 1940 Act.

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged an independent valuation firm to provide the Company with valuation assistance with respect to its investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

Investments recorded on the Company’s Consolidated Statement of Assets and Liabilities are categorized based on the inputs to the valuation techniques as follows:

Level 1—	Investments whose values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).

Level 2—	Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment.

Level 3—	Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (for example, investments in illiquid securities issued by privately held companies). These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.

Given the nature of lending to venture capital-backed growth stage companies, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Debt Securities

The debt investments identified on the Consolidated Schedule of Investments of the Company are secured loans, and equipment financings made to growth stage companies focused in technology, life sciences and other high growth industries, which are backed by a select group of leading venture capital investors.

For portfolio investments in debt securities for which the Company has determined that third-party quotes or other independent pricing are not available, the Company generally estimates the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using an income approach.

In its application of the income approach to determine the fair value of debt securities, the Company bases its assessment of fair value on projections of the discounted future free cash flows that the security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the security, as set forth in the associated loan and equipment financing agreements, as well as market yields and the financial position and credit risk of the portfolio company (the “Hypothetical Market Yield Method”). The discount rate applied to the future cash flows of the security is based on the calibrated yield implied by the terms of the Company’s investment adjusted for changes in market yields and performance of the subject company. The Company’s estimate of the expected repayment date of its loans and equipment financing securities is either the maturity date of the instrument or the anticipated pre-payment date, depending on the facts and circumstances. The Hypothetical Market Yield Method analysis also considers changes in leverage levels, credit quality, portfolio company performance, market yield movements, and other factors. If there is deterioration in credit quality or if a security is in workout status, the Company may consider other factors in determining the fair value of the security, including, but not limited to, the value attributable to the security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Equity-Related Securities and Warrants

Often the Company is issued warrants by issuers as yield enhancements. These warrants are recorded as assets at estimated fair value on the grant date. Depending on the facts and circumstances, the Company usually utilizes a combination of one or several forms of the market approach as well as contingent claim analyses (a form of option analysis) to estimate the fair value of the securities as of measurement date. As part of its application of the market approach, the Company estimates the enterprise value of a portfolio company utilizing customary pricing multiples, based on the development stage of the underlying issuers, or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations that are assessed to be indicative of fair value of the respective portfolio company, and, if appropriate based on the facts and circumstances performs an allocation of the enterprise value to the equity securities utilizing a contingent claim analysis and/or other waterfall calculation by which it allocates the enterprise value across the portfolio company’s securities in order of their preference relative to one another.

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of the Company’s financial instruments, consisting of cash, investments, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.

Our History

Overview

On January 16, 2020, through a series of transactions (the “Formation Transactions”), we acquired Trinity Capital Investment, LLC ( “TCI”), Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P. (“Fund III”), Trinity Capital Fund IV, L.P. (“Fund IV”) and Trinity Sidecar Income Fund, L.P. (“Sidecar Fund,” and collectively, the “Legacy Funds”) and all of their respective assets (the “Legacy Assets”), including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC (“Trinity Capital Holdings”), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. We used a portion of the proceeds from the Private Offerings to complete these transactions.

In the Formation Transactions, the Legacy Funds were merged with and into the Company, and we issued 9,183,185 shares of our common stock and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners/managers of the Legacy Funds (the “Legacy Investors”), to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

As part of the Formation Transactions, we also acquired 100% of the equity interests of Trinity Capital Holdings for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares of our common stock, totaling approximately $8.0 million and approximately $2.0 million in cash. In connection with the acquisition of such equity interests, the Company also assumed a $3.5 million severance related liability due to a former partner of the Legacy Funds. As a result of the Formation Transactions, Trinity Capital Holdings became a wholly owned subsidiary of the Company.

Credit Agreement

On January 8, 2020, Fund II, Fund III and Fund IV entered into a $300 million Credit Agreement (the “Credit Agreement”) with Credit Suisse AG (“Credit Suisse”). The Credit Agreement matures on January 8, 2022, unless extended, and we have the ability to borrow up to an aggregate of $300.0 million. Borrowings under the Credit Agreement generally bear interest at a rate of the three-month LIBOR plus 3.25%. Fund II and Fund III, which were each licensed by the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”), used the initial proceeds under the Credit Agreement to repay the outstanding SBA guaranteed debentures in aggregate amounts of $64.2 million and $150.0 million, respectively, and surrendered their respective SBIC licenses, which the SBA accepted and approved on January 10, 2020.

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Agreement through our wholly owned subsidiary, Trinity Funding 1, LLC. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Agreement in amount of approximately $60 million. As of March 31, 2020, approximately $130 million was outstanding under the Credit Agreement.

Private Offerings

On January 16, 2020, in reliance upon the available exemptions from the registration requirements of the Securities Act, we completed a private equity offering (the “Private Common Stock Offering”) of shares of our common stock pursuant to which we issued and sold 7,000,000 shares for gross proceeds of approximately $105 million. The over-allotment option related to the Private Common Stock Offering was exercised in full and on January 29, 2020, we issued and sold an additional 1,333,333 shares of our common stock for gross proceeds of approximately $20 million. As a result, we issued and sold a total of 8,333,333 shares of our common stock for aggregate gross proceeds of approximately $125 million. In January 16, 2020, concurrent with the completion of the initial closing of the Private Common Stock Offering, we completed a private debt offering (the “144A Note Offering,” and together with the Private Common Stock Offering, the “Private Offerings”) of $105 million in aggregate principal amount of our unsecured 7.00% Notes due 2025 (the “Notes”) in reliance upon the available exemptions from the registration requirements of the Securities Act. The over-allotment option related to the 144A Note Offering was exercised in full and on January 29, 2020, we issued and sold an additional $20 million in aggregate principal amount of the Notes. As a result, we issued and sold a total of $125 million in aggregate principal amount of the Notes.

The Notes were issued pursuant to an Indenture dated as of January 16, 2020 (the “Base Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of January 16, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between us and the Trustee. The Notes mature on January 16, 2025 (the “Maturity Date”), unless repurchased or redeemed in accordance with their terms prior to such date, and bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2020.

Portfolio Composition and Investment Activity

Portfolio Composition

Through the Formation Transactions, we acquired the Legacy Assets, including the Legacy Portfolio, from the Legacy Funds, as well as Trinity Capital Holdings. The Legacy Portfolio became our investment portfolio. As of March 31, 2020, our investment portfolio had an aggregate fair value of approximately $398.6 million and was comprised of approximately $282.1 million in secured loans, $88.4 million in equipment financings, and $28.1 million in equity and equity-related investments, including warrants, across 81 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2020 are shown in following table:

Type	Cost	Fair Value
Secured Loans	69.6%	70.8%
Equipment Financings	21.2%	22.2%
Equity and Equity-Related	9.2%	7.0%
Total	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of March 31, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Geographic Region	Cost	Fair Value
West	49.8%	49.6%
Northeast	26.3%	26.2%
South	7.9%	8.1%
Mountain	5.7%	5.9%
Canada	4.8%	5.1%
Midwest	4.3%	3.8%
Southeast	1.2%	1.3%
Total	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2020:

Industry	Cost	Fair Value
Professional, Scientific, and Technical Services	25.3%	26.7%
Manufacturing	21.6%	21.0%
Retail Trade	14.3%	14.4%
Information	9.7%	9.7%
Utilities	4.9%	5.2%
Agriculture, Forestry, Fishing and Hunting	5.0%	5.2%
Real Estate and Rental and Leasing	4.6%	4.2%
Finance and Insurance	3.7%	3.8%
Educational Services	2.9%	3.2%
Wholesale Trade	2.0%	1.9%
Administrative and Support and Waste
Management and Remediation Services	1.8%	1.8%
Health Care and Social Assistance	2.6%	1.6%
Construction	1.6%	1.3%
Total	100.0%	100.0%

As of March 31, 2020, the debt, including loans and equipment financings in our portfolio had a weighted average time to maturity of approximately 2.9 years. Additional information regarding our portfolio is set forth in the schedule of investments and the related notes thereto included with this quarterly report.

Investment Activity

During the period ended March 31, 2020, we made an aggregate of approximately $32.7 million of investments in 6 new portfolio companies and approximately $15.0 million of investments in 8 existing portfolio companies. During the period ended March 31, 2020, we received an aggregate of $44.5 million in proceeds from repayments of our investments.

The level of our investment activity can vary substantially from period to period depending on many factors, including the amount of debt, including loans and equipment financings, and equity capital required by growth stage companies, the general economic environment and market conditions, including as a result of the COVID-19 pandemic, and the competitive environment for the types of investments we make.

Portfolio Asset Quality

Our portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding loans and equipment financings. Our portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. Our Investment Committee reviews the recommendations and/or changes to the investment risk ratings, which are submitted on a quarterly basis to the Board and its Audit Committee.

For our investment risk rating system, we review seven different criteria and, based on our review of such criteria, we assign a risk rating on a scale of 1 to 5, as set forth in the following illustration.

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2020 (dollars in thousands):

	Investments at	Percentage of
Investment Risk Rating Scale Range	Fair Value	Total Portfolio
4.0 - 5.0	$55,108	14.9%
3.0 - 3.9	113,320	30.6%
2.0 - 2.9	172,191	46.5%
1.6 - 1.9	27,123	7.3%
1.0 - 1.5	2,762	0.7%
Total	$370,504	100%

At March 31, 2020, our loan and equipment financing investments had a weighted average risk rating score of 2.9.

Debt Investments on Non-Accrual Status

When a debt security becomes 90 days or more past due, or if our management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or we believe the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At March 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $4.8 million and a total fair market value of approximately $3.3 million, or 0.8%, of the fair value of our investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three months ended March 31, 2020. Since the Company was formed on August 12, 2019, and commenced operations on January 16, 2020, there are no historical results for comparative purposes.

The following table represents our results of operations for the three months ended March 31, 2020 (in thousands):

For the
Three Months Ended
March 31, 2020
Total investment income	$10,860
Total expenses	(6,551)
Net investment income	4,309
Net realized gains on investments	503
Net unrealized losses on investments	(24,277)
Net decrease in net assets resulting from operations before formation costs	(19,465)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	(15,586)
Net decrease in stockholders' equity resulting from operations	$(35,051)

Investment Income

Investment income represents interest income recognized as earned in accordance with the contractual terms of the loan agreement. Interest income from original issue discount (“OID”) represents the estimated fair value of detachable equity warrants obtained in conjunction with the origination of debt securities, including loans and equipment financings and is accreted into interest income over the term of the loan as a yield enhancement. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

For the three months ended March 31, 2020, total investment income was approximately $10.9 million, which represents an approximate yield of 13.8% on the investments during the period.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation and general and administrative expenses. Our operating expenses totaled approximately $6.6 million for the three months ended March 31, 2020.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $4.3 million for the three months ended March 31, 2020 which is primarily comprised of interest and fees related to the Credit Agreement and the Notes. We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.8% for the three months ended March 31, 2020.

Employee Compensation

Employee compensation and benefits totaled approximately $1.4 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had 29 employees.

The Board has approved the 2019 Trinity Capital Inc. Long-Term Incentive Plan and the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, each to be effective upon receipt of exemptive relief from the SEC and stockholder approval of such plans. We have applied for an exemptive order from the SEC to permit us to issue such securities under such plans. If exemptive relief is obtained, the Compensation Committee may award such securities in such amounts and on such terms as the Compensation Committee determines and consistent with any exemptive order the SEC may issue and the terms of such plans, as applicable. The SEC is not obligated to grant an exemptive order to allow this practice and will do so only if it determines that such practice is consistent with stockholder interests and does not involve overreaching by management or our Board. We cannot provide any assurance that we will receive such exemptive relief from the SEC.

General and Administrative Expenses

General and administrative expenses include legal, accounting and valuation fees, insurance premiums, rent, marketing and investor relations expenses, and other various expenses. Our general and administrative expenses totaled $0.9 million for the three months ended March 31, 2020.

Net Investment Income

As a result of approximately $10.9 million in total investment income as compared to approximately $6.6 million in total expenses, net investment income for the three months ended March 31, 2020 was approximately $4.3 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. For the three months ended March 31, 2020, we realized net gains on investments of approximately $0.5 million.

The net realized gains from the sales, repayments, or exits of investments during the three months ended March 31, 2020 were comprised of the following (in thousands):

For the
Three Months Ended
March 31, 2020
Sales, repayments or exits of investments
Net realized gain on investments:
Gross realized gains	$959
Gross realized losses	(456)
Total net realized gains on investments	$503

Net Change in Unrealized Appreciation / (Depreciation) from Investments

Net change in unrealized appreciation or (depreciation) from investments primarily reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses. The unrealized depreciation was due primarily to the uncertainty caused by the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance. See “COVID-19 Developments” for additional information.

Net unrealized gains and losses on investments for the three months ended March 31, 2020 is comprised of the following (in thousands):

For the
Three Months Ended
March 31, 2020
Unrealized appreciation	$1,296
Unrealized depreciation	(25,573)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses (1)	-
Total net unrealized losses on investments	$(24,277)

(1) The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.   Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reversal of unrealized appreciation (depreciation) was recorded during the quarter.

The changes in net unrealized depreciation from investments during the three months ended March 31, 2020 consisted of the following (in thousands):

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Vertical	$(3,868)
Workwell	(2,544)
Altierre	(2,110)
UnTuckIt	(1,558)
Project Frog	(1,507)
Vidsys	(1,502)
Birchbox	(938)
Atieva	(849)
BaubleBar	(844)
Edeniq	(716)
SQL Sentry	(578)
STS Media	(500)
Other, net	(6,763)
Total	$(24,277)

Net Decrease in Net Assets Resulting from Operations Before Formation Costs

Net decrease in net assets resulting from operations before formation costs during the three months ended March 31, 2020 was approximately $19.5 million.

Net Decrease in Net Assets Resulting from Operations and Earnings Per Share

Costs related to the acquisition of Trinity Capital Holdings was approximately $13.5 million, and the cost related to the acquisition of the Legacy Funds was approximately $2.0 million. See “Item 1. Financial Statements – Note 12 – Formation Transactions”. The total cost of $15.5 million, when added to the net decrease in net assets resulting from operations before formation costs, resulted in a net decrease in net assets resulting from operations during the three months ended March 31, 2020 of approximately ($35.1) million. Both basic and fully diluted net change in net asset per common share were ($1.97) for the three months ended March 31, 2020.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, borrowings under the Credit Agreement, and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the Credit Agreement or any future credit facility, and proceeds from the turnover of our portfolio to finance our investment objectives and activities.

We may, from time to time, enter into additional credit facilities, increase the size of our existing Credit Agreement, or issue additional securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

During the three months ended March 31, 2020, cash provided by financing activities of $170.1 million was primarily used for the $89.5 million acquisition of the Legacy Funds in the Formation Transactions (see “Item 1. Consolidated Financial Statements – Note 12 Formation Transactions”).

At March 31, 2020, we had $120.5 million in available liquidity, including $62.6 million in cash and cash equivalents. We had available borrowing capacity of $57.9 million under the Credit Agreement, subject to its terms and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At March 31, 2020, we had approximately $16.9 million of restricted cash which consists of approximately $16.1 million related to the Credit Agreement covenants, and approximately $0.8 million held in escrow related to the payout of a settlement with a former partner of the Legacy Funds.

Credit Agreement

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Agreement through our wholly owned subsidiary, Trinity Funding 1, LLC. The Credit Agreement matures on January 8, 2022, unless extended, and we have the ability to borrow up to an aggregate of $300.0 million. The Borrowings under the Credit Agreement generally bear interest at a rate of the three-month LIBOR plus 3.25%. We may utilize the leverage available under the Credit Agreement to finance future investments. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Agreement in amount of approximately $60 million. As of March 31, 2020, approximately $130 million was outstanding under the Credit Agreement.

The following table summarizes the interest expense and amortization of financing costs incurred on the Credit Agreement for the three months ended March 31, 2020 (dollars in thousands):

For the Three Months Ended March 31, 2020
Borrowing interest expense	$1,713
Amortization of deferred financing costs	434
Total interest and amortization of deferred financing costs	$2,147

Weighted average interest rate	4.88%
Weghted average outstanding balance	$150,357

The Credit Facility contains covenants that, among other things, require the Company to maintain minimum tangible net worth and leverage ratios, minimum cash balance of $15.0 million, and a cash reserve of 60 days for interest.

Private Common Stock Offering

In January 2020, we completed the Private Common Stock Offering in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold 8,333,333 shares of our common stock for aggregate gross proceeds of approximately $125 million. A portion of the proceeds of the Private Common Stock Offering were used to complete the Formation Transactions and repay a portion of the outstanding borrowings under the Credit Agreement.

144A Note Offering

In January 2020, concurrent with the completion of the Private Common Stock Offering, we completed the 144A Note Offering in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold $125 million in aggregate principal amount of the unsecured Notes. A portion of the proceeds of the 144A Note Offering were used to complete the Formation Transactions and repay a portion of the outstanding borrowings under the Credit Agreement.

The Notes were issued pursuant to the Indenture and mature on January 16, 2025, unless repurchased or redeemed in accordance with their terms prior to such date. The Notes are redeemable, in whole or in part, at any time, or from time to time, at our option, on or after January 16, 2023 at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. The holders of the Notes do not have the option to have the Notes repaid or repurchased by us prior to the Maturity Date of the Notes.

The Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2020. The Notes are direct, general unsecured obligations of us and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Notes. The Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities including, without limitation, borrowings under the Credit Agreement.

The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not we are subject to those requirements, and (ii) provide financial information to the holders of the Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.

The following table summarizes the interest expense and amortization of financing costs incurred on the Notes for the three months ended March 31, 2020 (in thousands):

For the Three Months Ended March 31, 2020
Notes interest expense	$1,847
Amortization of deferred financing costs	232
Total interest and amortization of deferred financing costs	$2,079

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective September 28, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2020, our asset coverage ratio was 188%.

Commitments

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

As of March 31, 2020, the Company had $1.4 million of unfunded commitments to one portfolio company, Exela Inc., which are available at the request of the portfolio company and unencumbered by milestones. The fair value of this unfunded commitment is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Agreement).

In the normal course of business, the Company enters into contracts that provide a variety of representations and warranties, and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of March 31, 2020.

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2020, is as follows:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Credit Agreement	$-	$130,000	$-	$-	$130,000
7.00% Notes due 2025	-	-	125,000	-	125,000
Operating Lease (1)		577			577
Total Contractual Obligations	$-	$130,577	$125,000	$-	$255,577

(1) Relates to lease for the Company's office, which expires on July 31, 2022 and is subject to a five-year extension option. The Company has recorded this lease as a right-of-use asset and lease liability in its financial statements.

Distributions

We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2020. To obtain and maintain our tax treatment as a RIC, we must timely distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:

• investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for distributions paid, for such taxable year; and

• net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our stockholders) generally will not be subject to U.S. federal tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax on the retained amounts. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year distributions and pay the U.S. federal excise tax as described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or we are not treated as distributing) during each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;

•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and

•	100% of any income or net capital gains that we recognized in preceding years, but were not distributed in such years, and on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed and as a result, in such cases, the excise tax will be imposed. In such an event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” distribution reinvestment plan for our stockholders. As a result, if we declare a cash distribution or other distribution, each stockholder that has not “opted out” of our distribution reinvestment plan will have their distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. See “Item 1. Consolidated Financial Statements – Note 7 – Stockholder’s Equity”.

For the three months ended March 31, 2020, the Company did not declare or pay any dividends to its stockholders.

Related Party Transactions

As discussed herein, the Legacy Funds were merged with and into the Company and we issued 9,183,185 shares of our common stock at $15.00 per share for a total value of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Investors, which include the general partners/managers of the Legacy Funds. In addition, as part of the Formation Transactions, we acquired 100% of the equity interests of Trinity Capital Holdings for shares of our common stock and cash. Members of our management, including Steven L. Brown, Kyle Brown, Gerald Harder and Ron Kundich, owned 100% of the equity interests in Trinity Capital Holdings and controlling interests in the general partners/managers of the Legacy Funds.

As a result of the Formation Transactions, Messrs. S. Brown, K. Brown, Harder and Kundich collectively received (i) 533,332 shares of the Company’s common stock valued at approximately $8.0 million and approximately $2.0 million in cash in exchange for their equity interests in Trinity Capital Holdings, and (ii) 377,441 shares of the Company’s common stock valued at approximately $5.7 million for their limited partner and general partner interests in the Legacy Funds.

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements are intended to provide our directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

Recent Developments

Dividend Declaration

On May 7, 2020, the Board declared a quarterly distribution of $0.22 per share payable on June 5, 2020 to stockholders of record as of May 29, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period, including as a result of the impact of the COVID-19 pandemic on the economy and financial and capital markets. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under the Credit Agreement or any future financing arrangement, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2020, approximately 2.1% of our debt investments at fair value represented floating-rate investments and approximately 97.9% of our debt investments at fair value represented fixed-rate investments. In addition, borrowings under the Credit Agreement are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%.

Based on our Consolidated Statement of Operations as of March 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) and the Credit Agreement, assuming each floating rate investment is subject to three-month LIBOR and there are no changes in our investment and borrowing structure (in thousands):

	Interest Income	Interest Expense	Net Income/(Loss)
Up 300 basis points	$107	$3,900	$(3,793)
Up 200 basis points	$47	$2,600	$(2,553)
Up 100 basis points	$6	$1,300	$(1,294)
Down 100 basis points	$-	$(976)	$976
Down 200 basis points	$-	$(976)	$976
Down 300 basis points	$-	$(976)	$976

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of March 31, 2020, we had one portfolio company located outside of the U.S. Payments from such portfolio company are received in U.S. dollars. No other investments at March 31, 2020 were subject to currency risk.

Hedging

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. We may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in our amended registration statement on Form 10 filed with the SEC on March 13, 2020 (the “Form 10”), which could materially affect our business, financial condition and/or results of operations. Although the risks described below and in the Form 10 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations. Other than as described below, during the period ended March 31, 2020, there have been no material changes to the risk factors discussed in "Item 1A. Risk Factors" of the Form 10.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak of COVID-19 in December 2019, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above. We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

COVID-19 has created disruption and instability, but may create attractive investment opportunities.

The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the global economy, including in the United States, as cross border commercial activity and market sentiment have been negatively impacted by the pandemic and government and other measures seeking to contain its spread. We believe that attractive investment opportunities may present themselves during this volatile period in particular, especially if COVID-19’s spread can be contained, and during other periods of market volatility, including opportunities to make acquisitions of other companies or investment portfolios at compelling values. However, periods of market disruption and instability, like the one we are experiencing currently, may adversely affect the Company’s access to sufficient debt and equity capital in order to take advantage of attractive investment and acquisition opportunities that are created during these periods. In addition, the debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of nonperforming loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our and our portfolio companies’ business, financial condition and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our and our portfolio companies’ business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. For example, the recent outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity, and has contributed to significant volatility in financial markets. The outbreak of COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our and our portfolio companies’ ability to access the debt markets on favorable terms.

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Wall Street Reform and Consumer Protection Act of 2010 and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows.

Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, growth stage companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information. As a result, our valuations may not show the completed or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
•	Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).
•	Significant changes in the capital markets, such as the recent disruption in economic activity caused by the COVID-19 pandemic, have adversely affected, and may continue to adversely affect, the pace of our investment activity and economic activity generally. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein and in the Form 10, including the COVID-19 pandemic. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we declare a dividend, and if enough stockholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2020, we completed a private equity offering (the “Private Common Stock Offering”) pursuant to which we initially issued and sold 7,000,000 shares of our common to investors for aggregate gross proceeds of approximately $105 million. Keefe, Bruyette & Woods, Inc. (“KBW”) served as the initial purchaser and placement agent in the Private Common Stock Offering pursuant to a Purchase/Placement Agreement, dated January 8, 2020 (the “Private Common Stock Purchase Agreement”), by and between us and KBW. KBW received an initial purchaser’s discount and placement fee of approximately $5.1 million. The shares of our common stock were offered and sold (i) to persons that were “qualified institutional buyers” (as defined in Rule 144A under the Securities Act), (ii) to persons that were “accredited investors” (as defined in Rule 501 of Regulation D under the Securities Act, and (iii) outside the United States in accordance with Regulation S under the Securities Act. Pursuant to the Private Common Stock Purchase Agreement, we granted KBW an option to purchase or place up to an additional 1,333,333 shares of our common Stock within 30 days of the date of the Private Common Stock Purchase Agreement to cover additional allotments, if any, made by KBW (the “Private Common Stock Over-Allotment Option”). KBW exercised the Private Common Stock Over-Allotment Option in full and on January 29, 2020, we issued and sold an additional 1,333,333 shares of our common stock. As a result, we issued and sold a total of 8,333,333 shares of our common stock in the Private Common Stock Offering for aggregate gross proceeds of approximately $125 million.

In the Formation Transactions, the Legacy Funds were merged with and into the Company, and we issued 9,183,185 shares of our common stock and paid approximately $108.7 million in cash to the Legacy Investors, which included the general partners/managers of the Legacy Funds, to acquire the Legacy Funds, including the Legacy Funds’ assets and investment portfolios. As part of the Formation Transactions, we also acquired 100% of the equity interests of Trinity Capital Holdings, LLC for an aggregate purchase price of  $10.0 million, which was comprised of 533,332 shares of our common stock and approximately $2.0 million in cash.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
3.2	Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.1	Registration Rights Agreement, dated January 16, 2020 (Common Stock) (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.2	Registration Rights Agreement, dated January 16, 2020 (Notes) (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.3	Indenture, dated as of January 16, 2020, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.4	First Supplemental Indenture, dated as of January 16, 2020, relating to the 7.00% Notes due 2025, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.5	Form of 7.00% Note due 2025 (incorporated by reference to Exhibit 4.4 hereto)
10.1	Distribution Reinvestment Plan (incorporated by reference to exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.2	Custody and Account Agreement, dated as of January 8, 2020, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.3	Transfer Agency Agreement and Registrar Services Agreement, dated November 1, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.4	Credit Agreement, dated as of January 8, 2020, with Credit Suisse AG (incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.5	Sale and Contribution Agreement, dated as of January 8, 2020 (incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.6	Security Agreement, dated as of January 8, 2020 (incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.7	Servicing Agreement, dated as of January 8, 2020 (incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.8	Custodial Agreement, dated as of January 8, 2020 (incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.9	Employment Offer Letter, dated January 16, 2020, by and between the Company and Steven L. Brown (incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.10	Employment Offer Letter, dated January 16, 2020, by and between the Company and Kyle Brown (incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.11	Employment Offer Letter, dated January 16, 2020, by and between the Company and Gerald Harder (incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.12	Form of Indemnification Agreement (Directors) (incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.13	Form of Indemnification Agreement (Officers) (incorporated by reference to exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: May 14, 2020	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2020	By:	/s/ Susan Echard
Susan Echard
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

