Form 10-Q
period 2020-06-30
Trinity Capital Inc.
filed 2020-08-12
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56139

TRINITY CAPITAL INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3075 West Ray Road Suite 525 Chandler, Arizona	85226
(Address of principal executive offices)	(Zip Code)

(480) 374-5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ⌧   No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ◻   No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	◻
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes   ◻   No   ⌧

As of August 12, 2020, the registrant had 18,137,600 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $57,671 and $0, respectively)	$49,437	$—
Affiliate investments (cost of $25,958 and $0, respectively)	23,822	—
Non-control / Non-affiliate investments (cost of $357,330 and $0, respectively)	345,585	—
Total investments (cost of $440,959 and $0, respectively)	418,844	—
Cash and cash equivalents	21,849	—
Restricted cash	16,552	—
Interest receivable	3,186	—
Deferred financing costs	—	3,525
Deferred offering costs	—	2,677
Prepaid expenses	253	—
Other assets	657	—
Total assets	$461,341	$6,202

LIABILITIES
Credit facility, net of $2,833 and $0, respectively, of unamortized deferred financing cost	$102,167	$—
Notes payable, net of $5,032, and $0, respectively, of unamortized deferred financing cost	119,968	—
Accounts payable and accrued liabilities	4,010	5,668
Due to related party	—	1,058
Other liabilities	6,550	—
Total liabilities	232,695	6,726

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 18,137,600 and 10 shares issued and outstanding as of June 30, 2020 and December 31, 2019 , respectively)	18	—
Paid-in capital in excess of par	261,292	—
Distributable earnings (accumulated loss)	(32,664)	(524)
Total net assets	228,646	(524)
Total liabilities and net assets	$461,341	$6,202
NET ASSET VALUE PER SHARE	$12.61	$(52,418.20)

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2020
INVESTMENT INCOME:
Interest income:
Control investments	$832	$1,627
Affiliate investments	604	733
Non-Control / Non-Affiliate investments	11,377	21,313
Total investment income	12,813	23,673

EXPENSES:
Interest expense and other debt financing costs	4,320	8,589
Compensation and benefits	1,681	3,059
General and administrative	1,124	2,028
Total expenses	7,125	13,676

NET INVESTMENT INCOME	5,688	9,997

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	—
Affiliate investments	—	—
Non-Control / Non-Affiliate investments	(968)	(465)
Net realized loss from investments	(968)	(465)

NET CHANGE IN UNREALIZED APPRECIATION / (DEPRECIATION) FROM INVESTMENTS:
Control investments	1,342	(8,234)
Affiliate investments	(969)	(2,136)
Non-Control / Non-Affiliate investments	1,789	(11,745)
Net change in unrealized appreciation/(depreciation) from investments	2,162	(22,115)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS BEFORE FORMATION COSTS	6,882	(12,583)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	(15,586)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,882	$(28,169)

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.31	$0.56

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.38	$(1.57)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	18,074,929	17,959,728

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

For the Three Months Ended June 30, 2020:

				Distributable
				Earnings
	Common Stock		Paid In Capital	(Accumulated	Total
	Shares	Par Value	in Excess of Par	Loss)	Net Assets
Balance as of March 31, 2020 (unaudited)	18,049,860	$18	$260,120	$(35,575)	$224,563
Issuance of common stock, net of issuance costs	—	—	81	—	81
Distributions to stockholders	—	—		(3,971)	(3,971)
Net decrease in net assets resulting from operations					—
Net investment income	—	—	—	5,688	5,688
Net realized gain (loss) from investments	—	—	—	(968)	(968)
Net unrealized appreciation (depreciation) from investments	—	—	—	2,162	2,162
Issuance of common stock pursuant to distribution reinvestment plan	87,740		1,091	—	1,091
Balance as of June 30, 2020 (unaudited)	18,137,600	$18	$261,292	$(32,664)	$228,646

For the Six Months Ended June 30, 2020:

				Distributable
			Paid In Capital	Earnings
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2019 (audited)	10	$—	$—	$(524)	$(524)
Issuance of shares related to Formation Transaction (1)	9,716,517	10	145,738	—	145,748
Issuance of common stock, net of issuance costs	8,333,333	8	114,463	—	114,471
Distributions to stockholders	—	—	—	(3,971)	(3,971)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,997	9,997
Net realized gain (loss) from investments	—	—	—	(465)	(465)
Net unrealized appreciation (depreciation) from investments	—	—	—	(22,115)	(22,115)
Issuance of common stock pursuant to distribution reinvestment plan	87,740	0	1,091	—	1,091
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(15,586)	(15,586)
Balance as of June 30, 2020 (unaudited)	18,137,600	$18	$261,292	$(32,664)	$228,646

(1)	See “Note 1 - Organization and Basis of Presentation” and “Note 12 - Formation Transactions”.

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

For the Six Months Ended
June 30, 2020
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(28,169)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(101,503)
Proceeds from sales and paydowns of investments	82,151
Net change in unrealized depreciation from investments	22,115
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	15,586
Net realized gain from investments	465
Accretion of original issue discounts and end of term payments on investments	(5,049)
Amortization of deferred financing costs	1,416
Depreciation of fixed assets	20
Change in operating assets and liabilities
Increase in interest receivable	(2,069)
Increase in prepaid expenses	(253)
Increase in other assets	(305)
Increase in accounts payable and accrued liabilities	2,295
Decrease in due to related party	(1,058)
Increase in other liabilities	2,210
Net cash used in operating activities	(12,148)

Cash flows used in investing activities:
Formation Transactions of Legacy Funds, net of cash acquired (1)	(89,515)
Acquisition of Trinity Capital Holdings	(2,211)
Acquisition of fixed assets	(34)
Net cash used in investing activities	(91,760)

Cash flows provided by (used in) financing activities
Issuance of common stock	125,000
Common stock issuance costs	(10,529)
Proceeds from issuance of notes payable	125,000
Financing costs paid related to notes payable	(5,542)
Distributions paid	(2,880)
Repayments under credit facility	(85,000)
Financing costs paid related to credit facility	(3,740)
Net cash provided by financing activities	142,309

Net increase in cash, cash equivalents and restricted cash	38,401
Cash, beginning of period	—
Cash, cash equivalents and restricted cash at end of period	$38,401

Supplemental and non-cash investing and financing activities:
Cash paid for interest	$6,455
Shares issued to Trinity Capital Holdings (1)	$8,000
Assumption of severance liability (1)	$3,508
Shares issued to the Legacy Investors as part of the Formation Transactions (1)	$137,748
Issuance of common stock pursuant to distribution reinvestment plan	$1,091
Non-cash settlement of investments	$135

(1)	See “Note 1 - Organization and Basis of Presentation” and “Note 12 - Formation Transactions”.

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation
CleanPlanet Chemical, Inc.	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	January 1, 2022	Fixed interest rate 9.2%; EOT 9.0%	$1,811	$2,071	$2,007
	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	May 1, 2022	Fixed interest rate 9.5%; EOT 9.0%	435	480	469
	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	August 1, 2022	Fixed interest rate 9.8%; EOT 9.0%	523	565	552
	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	February 1, 2023	Fixed interest rate 9.9%; EOT 9.0%	1,026	1,053	1,041
Total CleanPlanet Chemical, Inc.					3,795	4,169	4,069

Seaon Environmental, LLC	Administrative and Support and Waste Management and Remediation Services	Equipment Financing	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$2,610	$2,741	$2,672

Sub-total: Administrative and Support and Waste Management and Remediation (2.9%)*					$6,405	$6,910	$6,741

Agriculture, Forestry, Fishing and Hunting
Bowery Farming, Inc.	Agriculture, Forestry, Fishing and Hunting	Equipment Financing	January 1, 2023	Fixed interest rate 8.5%; EOT 8.5%	$3,038	$3,250	$3,100
	Agriculture, Forestry, Fishing and Hunting	Equipment Financing	February 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,978	3,102	3,145
	Agriculture, Forestry, Fishing and Hunting	Equipment Financing	May 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	3,632	3,756	3,786
Total Bowery Farming, Inc.					9,648	10,108	10,031

Mainspring Energy, Inc.	Agriculture, Forestry, Fishing and Hunting	Secured Loan	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$9,500	$9,586	$9,167

Sub-total: Agriculture, Forestry, Fishing and Hunting (8.4%)*					$19,148	$19,694	$19,198

Construction
Project Frog, Inc. (7)	Construction	Secured Loan	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,013	$4,012

Sub-total: Construction (2.8%)*					$4,128	$4,013	$4,012

Educational Services
Examity, Inc.	Educational Services	Secured Loan	February 1, 2022	Fixed interest rate 11.5%; EOT 8.0%	$4,885	$5,343	$5,202
	Educational Services	Secured Loan	February 1, 2022	Fixed interest rate 11.5%; EOT 4.0%	2,303	2,404	2,402
	Educational Services	Secured Loan	January 1, 2023	Fixed interest rate 12.25%; EOT 4.0%	1,134	1,165	1,159
Total Examity, Inc.					8,322	8,912	8,763

Qubed, Inc. dba Yellowbrick	Educational Services	Secured Loan	April 1, 2023	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 5.0% (18)	$2,000	$2,023	$2,018
	Educational Services	Secured Loan	October 1, 2023	Fixed interest rate 11.5%; EOT 4.0%	500	498	511
Total Qubed, Inc. dba Yellowbrick					2,500	2,521	2,529

Sub-total: Educational Services (4.9%)*					$10,822	$11,433	$11,292

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Debt Securities, Continued

Finance and Insurance
Handle Financial, Inc.	Finance and Insurance	Secured Loan	January 1, 2021	Fixed interest rate 12.0%; EOT 8.0%	$3,167	$3,933	$3,913

Petal Card, Inc.	Finance and Insurance	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$9,906	$9,966

Sub-total: Finance and Insurance (6.1%)*					$13,167	$13,839	$13,879

Health Care and Social Assistance
WorkWell Prevention & Care	Health Care and Social Assistance	Secured Loan	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,574	$3,378
	Health Care and Social Assistance	Secured Loan	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	700	723	695
Total WorkWell Prevention & Care (7)					4,070	4,297	4,073

Sub-total: Health Care and Social Assistance (1.8%)*					$4,070	$4,297	$4,073

Information
EMPYR Inc.	Information	Secured Loan	January 1, 2022	Fixed interest rate 12.0%; EOT 5.0%	$1,716	$1,818	$1,827

Firefly Systems, Inc.	Information	Equipment Financing	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$4,789	$4,703	$4,605

Gobiquity, Inc.	Information	Equipment Financing	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$407	$470	$478

Hytrust, Inc.	Information	Secured Loan	February 1, 2021	Fixed interest rate 11.1%; EOT 10.5%	$666	$1,153	$786

Oto Analytics, Inc.	Information	Secured Loan	March 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	$9,124	$9,441	$9,488

RapidMiner, Inc.	Information	Secured Loan	October 1, 2023	Fixed interest rate 12.0%; EOT 4.0%	$10,000	$9,966	$9,911

Smule, Inc. (16)	Information	Equipment Financing	July 1, 2020	Fixed interest rate 6.3%; EOT 20.0%	$—	$482	$312
	Information	Equipment Financing	July 1, 2020	Fixed interest rate 19.1%; EOT 19.0%	—	2	2
Total Smule, Inc.					—	484	314

STS Media, Inc. (9)	Information	Secured Loan	May 1, 2022	Fixed interest rate 11.9%; EOT 4.0%	$7,811	$737	$100

Unitas Global, Inc.	Information	Equipment Financing	July 1, 2021	Fixed interest rate 9.0%; EOT 12.0%	$1,135	$1,435	$1,410
	Information	Equipment Financing	April 1, 2021	Fixed interest rate 7.8%; EOT 6.0%	155	173	169
Total Unitas Global, Inc.					1,290	1,608	1,579

Sub-total: Information (12.7%)*					$35,803	$30,380	$29,088

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing
AyDeeKay LLC	Manufacturing	Secured Loan	October 1, 2022	Fixed interest rate 11.25%; EOT 3.0%	$12,088	$12,288	$11,907

BHCosmetics, LLC	Manufacturing	Equipment Financing	March 1, 2021	Fixed interest rate 8.9%; EOT 5.0%	$415	$465	$467
	Manufacturing	Equipment Financing	April 1, 2021	Fixed interest rate 8.7%; EOT 5.0%	466	512	515
Total BHCosmetics, LLC					881	977	982

Exela Pharma Sciences, LLC	Manufacturing	Equipment Financing	October 1, 2021	Fixed interest rate 11.4%; EOT 11.0%	$3,199	$3,749	$3,736
	Manufacturing	Equipment Financing (19)	January 1, 2022	Fixed interest rate 11.6%; EOT 11.0%	240	443	442
Total Exela Pharma Sciences, LLC					3,439	4,192	4,178

Happiest Baby, Inc.	Manufacturing	Equipment Financing	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$1,177	$1,246	$1,220
	Manufacturing	Equipment Financing	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	933	975	980
	Manufacturing	Equipment Financing	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	880	908	914
	Manufacturing	Equipment Financing	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	1,067	1,090	1,078
Total Happiest Baby, Inc.					4,057	4,219	4,192

Health-Ade, LLC	Manufacturing	Equipment Financing	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$1,945	$2,382	$2,373
	Manufacturing	Equipment Financing	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	1,074	1,270	1,308
	Manufacturing	Equipment Financing	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	2,551	2,914	3,003
Total Health-Ade, LLC					5,570	6,566	6,684

Impossible Foods, Inc.	Manufacturing	Secured Loan	July 1, 2020	Fixed interest rate 11.0%; EOT 9.5%	$97	$382	$285
	Manufacturing	Secured Loan	October 1, 2021	Fixed interest rate 11.0%; EOT 9.5%	2,086	2,427	2,563
Total Impossible Foods, Inc.					2,183	2,809	2,848

Molekule, Inc.	Manufacturing	Equipment Financing	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$2,898	$2,860	$2,860

Robotany, Inc.	Manufacturing	Equipment Financing	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,825	$1,749	$1,722

Store Intelligence, Inc. (8)	Manufacturing	Secured Loan	June 1, 2024	Fixed interest rate 12.0%; EOT 7.8%	$12,001	$12,055	$12,247

Vertical Communications, Inc.	Manufacturing	Secured Loan	November 1, 2024	Fixed interest rate 9.5%; EOT 26.4%	$12,000	$12,473	$12,032
	Manufacturing	Secured Loan	July 1, 2022	Fixed interest rate 9.5%	1,000	1,000	995
Total Vertical Communications, Inc. (7)					13,000	13,473	13,027

Zosano Pharma Corporation	Manufacturing	Equipment Financing	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$2,537	$2,945	$2,767
	Manufacturing	Equipment Financing	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	1,655	1,850	1,761
	Manufacturing	Equipment Financing	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,728	1,826	1,787
	Manufacturing	Equipment Financing	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,905	1,967	1,923
	Manufacturing	Equipment Financing	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	1,396	1,459	1,390
Total Zosano					9,221	10,047	9,628

Sub-total: Manufacturing (30.7%)*					$67,163	$71,235	$70,275

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Professional, Scientific, and Technical Services
Augmedix, Inc.	Professional, Scientific, and Technical Services	Secured Loan	April 1, 2023	Fixed interest rate 12.0%; EOT 6.5%	$9,422	$9,394	$9,039

BackBlaze, Inc.	Professional, Scientific, and Technical Services	Equipment Financing	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$1,114	$1,214	$1,214
	Professional, Scientific, and Technical Services	Equipment Financing	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	140	150	150
	Professional, Scientific, and Technical Services	Equipment Financing	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	1,073	1,138	1,135
	Professional, Scientific, and Technical Services	Equipment Financing	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	211	222	220
	Professional, Scientific, and Technical Services	Equipment Financing	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	215	226	223
	Professional, Scientific, and Technical Services	Equipment Financing	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	216	224	223
	Professional, Scientific, and Technical Services	Equipment Financing	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	718	749	740
	Professional, Scientific, and Technical Services	Equipment Financing	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	946	980	968
	Professional, Scientific, and Technical Services	Equipment Financing	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	822	847	837
	Professional, Scientific, and Technical Services	Equipment Financing	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	836	857	847
	Professional, Scientific, and Technical Services	Equipment Financing	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	724	742	732
	Professional, Scientific, and Technical Services	Equipment Financing	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	218	221	224
	Professional, Scientific, and Technical Services	Equipment Financing	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	1,408	1,429	1,429
Total BackBlaze, Inc.					8,641	8,999	8,942

Cuebiq, Inc.	Professional, Scientific, and Technical Services	Secured Loan	April 1, 2024	Variable interest rate PRIME + 7.25% or Floor rate 12%; EOT 4.5% (18)	$5,000	$4,980	$4,968

Edeniq, Inc.	Professional, Scientific, and Technical Services	Secured Loan	June 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	$3,790	$1,853	$1,237
	Professional, Scientific, and Technical Services	Secured Loan	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	2,848	1,328	930
Total Edeniq, Inc. (7) (9)					6,638	3,181	2,167

Footprint International Holding, Inc.	Professional, Scientific, and Technical Services	Equipment Financing	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$16,697	$16,858	$17,076
	Professional, Scientific, and Technical Services	Secured Loan	July 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	7,000	6,967	6,967
Total Footprint International Holding, Inc.					23,697	23,825	24,043

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Professional, Scientific, and Technical Services, Continued
Hologram Inc.	Professional, Scientific, and Technical Services	Secured Loan	February 1, 2024	Variable interest rate PRIME + 6.25% or Floor rate 11.25%; EOT 5.0% (18)	$3,000	$2,966	$2,977

iHealth Solutions, LLC	Professional, Scientific, and Technical Services	Secured Loan	December 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 12.0%; EOT 10% (18)	$4,000	$4,184	$4,077

Incontext Solutions, Inc.	Professional, Scientific, and Technical Services	Secured Loan	October 1, 2022	Fixed interest rate 11.75%; EOT 5.0%	$5,649	$5,736	$5,536

Machine Zone, Inc.	Professional, Scientific, and Technical Services	Equipment Financing	September 1, 2019	Fixed interest rate 2.9%; EOT 20.0%	$—	$143	$143
	Professional, Scientific, and Technical Services	Equipment Financing	January 1, 2020	Fixed interest rate 6.0%; EOT 19.8%	—	135	135
Total Machine Zone, Inc. (16)					—	278	278

Matterport, Inc.	Professional, Scientific, and Technical Services	Secured Loan	May 1, 2022	Fixed interest rate 11.5%; EOT 5.0%	$6,778	$7,108	$7,066

Pendulum Therapeutics, Inc.	Professional, Scientific, and Technical Services	Equipment Financing	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$414	$388	$383
	Professional, Scientific, and Technical Services	Equipment Financing	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	2,441	2,472	2,452
	Professional, Scientific, and Technical Services	Equipment Financing	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	714	705	716
Total Pendulum Therapeutics, Inc.					3,569	3,565	3,551

SQL Sentry, LLC	Professional, Scientific, and Technical Services	Secured Loan	August 1, 2023	Fixed interest rate 11.5%; EOT 3.5%	$10,000	$10,276	$10,050
	Professional, Scientific, and Technical Services	Secured Loan	August 1, 2023	Fixed interest rate 11.5%; EOT 3.5%	5,000	5,139	5,045
Total SQL Sentry, LLC					15,000	15,415	15,095

Sun Basket, Inc.	Professional, Scientific, and Technical Services	Secured Loan	May 1, 2022	Fixed interest rate 11.8%; EOT 5.0%	$10,179	$10,671	$10,581

Utility Associates, Inc. (9)	Professional, Scientific, and Technical Services	Secured Loan	October 1, 2023	Fixed interest rate 11.0%	$750	$830	$568

Vidsys, Inc.	Professional, Scientific, and Technical Services	Secured Loan	November 1, 2020	Fixed interest rate 12.0% (8.0% current + 4.0% PIK)(17)	$5,334	$5,182	$1,661
	Professional, Scientific, and Technical Services	Secured Loan	October 1, 2023	Fixed interest rate 0.0%	1,600	—	28
Total Vidsys, Inc. (8)					6,934	5,182	1,689

Sub-total: Professional, Scientific, and Technical Services (44.0%)*					$109,257	$106,314	$100,577

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Real Estate and Rental and Leasing
EquipmentShare, Inc.	Real Estate and Rental and Leasing	Equipment Financing	July 1, 2023	Fixed interest rate 10.7%; EOT 5.0%	$8,879	$8,893	$8,893

Knockaway, Inc.	Real Estate and Rental and Leasing	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,033	$9,992
	Real Estate and Rental and Leasing	Secured Loan	February 1 , 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,501	2,531
	Real Estate and Rental and Leasing	Secured Loan	March 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,498	2,531
Total Knockaway, Inc.					15,000	15,032	15,054

Wanderjaunt, Inc.	Real Estate and Rental and Leasing	Equipment Financing	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$455	$430	$420
	Real Estate and Rental and Leasing	Equipment Financing	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	1,433	1,476	1,442
Total Wanderjaunt, Inc.					1,888	1,906	1,862

Sub-total: Real Estate and Rental and Leasing (11.3%)*					$25,767	$25,831	$25,809

Retail Trade
Birchbox, Inc. (7)	Retail Trade	Secured Loan	July 1, 2024	Fixed interest rate 9.0%; EOT 3.0%	$10,000	$10,361	$10,028

Gobble, Inc.	Retail Trade	Secured Loan	July 1, 2023	Fixed interest rate 11.25%; EOT 6.0%	$3,924	$3,965	$3,914
	Retail Trade	Secured Loan	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,970	1,992	1,994
Total Gobble Inc.					5,894	5,957	5,908

Madison Reed, Inc.	Retail Trade	Secured Loan	May 1, 2024	Variable interest rate PRIME + 6.0% or Floor rate 10.25%; EOT 4.0% (18)	$17,500	$17,311	$17,311

Miyoko's Kitchen	Retail Trade	Equipment Financing	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$738	$750	$740

UnTuckIt, Inc.	Retail Trade	Secured Loan	June 1, 2024	Fixed interest rate 12.0%; EOT 5.0%	$20,000	$21,112	$19,549

Sub-total: Retail Trade (23.4%)*					$54,132	$55,491	$53,536

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Utilities
Dandelion Energy, Inc.	Utilities	Equipment Financing	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$519	$509	$495

Invenia, Inc.	Utilities	Secured Loan	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$7,927	$8,406	$8,293
	Utilities	Secured Loan	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	3,906	4,120	4,116
	Utilities	Secured Loan	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,000	3,028	3,145
	Utilities	Secured Loan	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,000	4,068	4,192
	Utilities	Secured Loan	July 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	4,000	4,004	4,004
Total Invenia, Inc. (22)					22,833	23,626	23,750

Sub-total: Utilities (0.0%)*					$23,352	$24,135	$24,245

Wholesale Trade
BaubleBar, Inc.	Wholesale Trade	Secured Loan	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$6,842	$7,604	$7,073

GrubMarket, Inc.	Wholesale Trade	Secured Loan	July 1, 2024	Fixed interest rate 10.5%; EOT 3.0%	$10,000	$9,884	$9,884

Sub-total: Wholesale Trade (7.4%)*					$16,842	$17,488	$16,957

Total: Debt Securities (166.1%)* (23)					$390,056	$391,060	$379,682

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Agriculture, Forestry, Fishing and Hunting
Bowery Farming, Inc.	Agriculture, Forestry, Fishing and Hunting	Warrant	June 10, 2029	Common Stock	68,863	$5.08	$410	$404

Mainspring Energy, Inc.	Agriculture, Forestry, Fishing and Hunting	Warrant	July 9, 2029	Common Stock	140,186	$1.15	$283	$209

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*							$693	$613

Construction
Project Frog, Inc. (7)	Construction	Warrant	July 26, 2026	Preferred Series AA	391,990	$0.19	$18	$3

Sub-Total: Construction (0.0%)*							$18	$3

Educational Services
Qubed, Inc. dba Yellowbrick	Educational Services	Warrant	September 28, 2028	Common Stock	526,316	$0.38	$120	$284

Sub-Total: Educational Services (0.1%)*							$120	$284

Finance and Insurance
Petal Card, Inc.	Finance and Insurance	Warrant	November 27, 2029	Preferred Series B	250,268	TBD (21)	$147	$374

Realty Mogul, Co	Finance and Insurance	Warrant	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$128

Sub-Total: Finance and Insurance (0.2%)*							$432	$502

Health Care and Social Assistance
Galvanize, Inc. (20)	Health Care and Social Assistance	Warrant	May 17, 2026	Preferred Series B	1,564,537	$1.57	$—	$—

Sub-Total: Health Care and Social Assistance (0.0%)*							$—	$—

Information
Convercent, Inc.	Information	Warrant	November 30, 2025	Preferred Series 1	3,139,579	$0.16	$924	$736

EMPYR, Inc. (20)	Information	Warrant	March 31, 2028	Common Stock	935,198	$0.07	$—	$—

Everalbum, Inc.	Information	Warrant	July 29, 2026	Preferred Series A	851,063	$0.10	$24	$3

Firefly Systems, Inc.	Information	Warrant	January 29, 2030	Common Stock	133,147	$1.14	$282	$294

Gtxcel, Inc.	Information	Warrant	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$14
	Information	Warrant	September 24, 2025	Preferred Series D	TBD (21)	TBD (21)	83	20
Total Gtxcel, Inc.							166	34

Hytrust, Inc.	Information	Warrant	June 23, 2026	Preferred Series D2	424,808	$0.82	$172	$—

Lucidworks, Inc.	Information	Warrant	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$790

Market6	Information	Warrant	November 19, 2020	Preferred Series B	53,410	$1.65	$29	$—

Oto Analytics, Inc.	Information	Warrant	August 31, 2028	Preferred Series B	1,018,718	$0.79	$295	$347

RapidMiner, Inc.	Information	Warrant	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$395

STS Media, Inc. (20)	Information	Warrant	March 15, 2028	Preferred Series C	20,210	$24.74	$—	$—

Sub-Total: Information (1.1%)*							$3,226	$2,599

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Manufacturing
Atieva, Inc.	Manufacturing	Warrant	March 31, 2027	Preferred Series D	390,016	$5.13	$3,067	$1,096
	Manufacturing	Warrant	September 8, 2027	Preferred Series D	195,008	$5.13	1,533	548
Total Atieva, Inc.							4,600	1,644

AyDeeKay LLC	Manufacturing	Warrant	March 30, 2028	Preferred Series G	6,250	$35.42	$23	$4

Happiest Baby, Inc.	Manufacturing	Warrant	May 16, 2029	Common Stock	182,554	$0.33	$193	$124

Hexatech, Inc. (20)	Manufacturing	Warrant	April 2, 2022	Preferred Series A	226	$2.77	$—	$—

Lensvector, Inc.	Manufacturing	Warrant	December 30, 2021	Preferred Series C	85,065	$1.18	$32	$—

Molekule, Inc.	Manufacturing	Warrant	June 19, 2030	Preferred Series C-1	32,051	3.12	$16	$16

Nanotherapeutics, Inc. (8)	Manufacturing	Warrant	November 14, 2021	Common Stock	67,961	$1.03	$1,122	$1,325

Robotany, Inc.	Manufacturing	Warrant	July 19, 2029	Common Stock	23,579	$1.52	$129	$—

SBG Labs, Inc.	Manufacturing	Warrant	June 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$12
	Manufacturing	Warrant	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	7
	Manufacturing	Warrant	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	6
	Manufacturing	Warrant	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	3
	Manufacturing	Warrant	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	3
	Manufacturing	Warrant	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	3
	Manufacturing	Warrant	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	2
	Manufacturing	Warrant	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	93
	Manufacturing	Warrant	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	54
Total SBG Labs, Inc.							217	183

Soraa, Inc.	Manufacturing	Warrant	August 21, 2023	Preferred Series 1	192,000.00	$5.00	$498	$330
	Manufacturing	Warrant	February 18, 2024	Preferred Series 2	60,000.00	$5.00	165	110
Total Soraa, Inc.							663	440

Vertical Communications, Inc. (7) (20)	Manufacturing	Warrant	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

Zosano Pharma Corporation	Manufacturing	Warrant	September 25, 2025	Common Stock	75,000	$3.59	$69	$29

Sub-Total: Manufacturing (1.6%)*							$7,064	$3,765

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Professional, Scientific, and Technical Services
Augmedix, Inc.	Professional, Scientific, and Technical Services	Warrant	September 3, 2029	Preferred Series B	1,379,028	$1.21	$449	$462

Continuity, Inc.	Professional, Scientific, and Technical Services	Warrant	March 29, 2026	Preferred Series C	794,403	$0.25	$21	$13
	Professional, Scientific, and Technical Services	Warrant	March 29, 2026	Preferred Series C (20)	794,403	$0.25	—	—
Total Continuity, Inc.							21	13

Crowdtap, Inc.	Professional, Scientific, and Technical Services	Warrant	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$135
	Professional, Scientific, and Technical Services	Warrant	November 30, 2027	Preferred Series B	100,000	$1.09	9	30
Total Crowdtap, Inc.							51	165

Dynamics, Inc.	Professional, Scientific, and Technical Services	Warrant	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Professional, Scientific, and Technical Services	Warrant	July 28, 2027	Common Stock	497,183	$0.30	$186	$119
	Professional, Scientific, and Technical Services	Warrant	July 28, 2027	Preferred Series A	104,284	$7.49	15	40
	Professional, Scientific, and Technical Services	Warrant	July 28, 2027	Preferred Series AA-1	106,841	$7.49	15	1
Total E La Carte, Inc.							216	160

Edeniq, Inc.	Professional, Scientific, and Technical Services	Warrant	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$—
	Professional, Scientific, and Technical Services	Warrant	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	—
	Professional, Scientific, and Technical Services	Warrant	March 12, 2028	Preferred Series C	5,106,972	$0.44	—	—
	Professional, Scientific, and Technical Services	Warrant	October 15, 2028	Preferred Series C	3,850,294	$0.01	—	—
Total Edeniq, Inc. (7)(20)							—	—

Fingerprint Digital, Inc.	Professional, Scientific, and Technical Services	Warrant	April 29, 2026	Preferred Series B	48,102	$10.39	$165	$106

Footprint International Holding, Inc.	Professional, Scientific, and Technical Services	Warrant	February 14, 2030	Common Stock	26,852	$0.31	$5	$6
	Professional, Scientific, and Technical Services	Warrant	June 22, 2030	Common Stock	10,836	$0.31	4	2
Total Footprint International Holding, Inc.							9	8

Hologram, Inc.	Professional, Scientific, and Technical Services	Warrant	January 27, 2030	Common Stock	193,054	$1.37	$49	$67

Hospitalists Now, Inc.	Professional, Scientific, and Technical Services	Warrant	March 30, 2026	Preferred Series D2	135,807	$5.89	$71	$57
	Professional, Scientific, and Technical Services	Warrant	December 6, 2026	Preferred Series D2	750,000	$5.89	391	314
Total Hospitalists Now, Inc.							462	371

Incontext Solutions, Inc.	Professional, Scientific, and Technical Services	Warrant	September 28, 2028	Preferred Series AA-1	332,858	$1.47	$34	$5

Matterport, Inc.	Professional, Scientific, and Technical Services	Warrant	April 20, 2028	Common Stock	143,813	$1.43	$434	$377

Pendulum Therapeutics, Inc.	Professional, Scientific, and Technical Services	Warrant	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$54
	Professional, Scientific, and Technical Services	Warrant	July 15, 2030	Preferred Series B	18,421	$1.90	18	18
Total Pendulum Therapeutics, Inc.							62	72

Resilinc, Inc.	Professional, Scientific, and Technical Services	Warrant	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$66

Reterro, Inc.	Professional, Scientific, and Technical Services	Warrant	October 30, 2025	Common Stock	12,841	$20.00	$—	$—
	Professional, Scientific, and Technical Services	Warrant	October 31, 2026	Common Stock	15,579	$50.00	—	—
Total Reterro, Inc. (20)							—	—

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)

Warrant Investments, Continued

Professional, Scientific, and Technical Services continued

Saylent Technologies, Inc.	Professional, Scientific, and Technical Services	Warrant	March 31, 2027	Preferred Series C	24,096	$9.96	$108	$69

Sun Basket, Inc.	Professional, Scientific, and Technical Services	Warrant	October 5, 2027	Preferred Series C-2	249,306	$6.02	$111	$145

Utility Associates, Inc.	Professional, Scientific, and Technical Services	Warrant	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$8
	Professional, Scientific, and Technical Services	Warrant	May 1, 2026	Preferred Series A	60,000	$4.54	36	5
	Professional, Scientific, and Technical Services	Warrant	May 22, 2027	Preferred Series A	200,000	$4.54	120	18
Total Utility Associates, Inc.							211	31

Vidsys, Inc.	Professional, Scientific, and Technical Services	Warrant	June 14, 2029	Preferred Series 1	22,507	$4.91	$—	$—
	Professional, Scientific, and Technical Services	Warrant	March 17, 2027	Common Stock	3,061	$4.91	—	—
Total Vidsys, Inc. (8) (20)							—	—

Sub-Total: Professional, Scientific, and Technical Services (0.0%)*							$2,508	$2,117

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Real Estate and Rental and Leasing
Egomotion Corporation	Real Estate and Rental and Leasing	Warrant	December 10, 2028	Preferred Series A	60,786	$1.32	$—	$38
	Real Estate and Rental and Leasing	Warrant	June 29, 2028	Preferred Series A	121,571	$1.32	219	75
Total Egomotion Corporation							219	113

Knockaway, Inc.	Real Estate and Rental and Leasing	Warrant	May 24, 2029	Preferred Series B	87,955	$8.53	$209	$200

Sub-Total: Real Estate and Rental and Leasing (0.1%)*							$428	$313

Retail Trade
Birchbox, Inc. (7)	Retail Trade	Warrant	August 14, 2028	Preferred Series A	155,845	$1.25	$72	$—

Gobble, Inc.	Retail Trade	Warrant	May 9, 2028	Common Stock	74,635	$1.20	$617	$444
	Retail Trade	Warrant	December 27, 2029	Common Stock	10,000	$1.22	73	59
Total Gobble, Inc.							690	503

Le Tote, Inc.	Retail Trade	Warrant	March 7, 2028	Common Stock	216,312	$1.46	$490	$210

Madison Reed, Inc.	Retail Trade	Warrant	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$177
	Retail Trade	Warrant	July 18, 2028	Common Stock	43,158	$0.99	71	64
	Retail Trade	Warrant	May 19, 2029	Common Stock	36,585	$1.23	56	51
Total Madison Reed, Inc.							312	292

Trendly, Inc.	Retail Trade	Warrant	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$295

Sub-Total: Retail Trade (0.6%)*							$1,786	$1,300

Wholesale Trade
BaubleBar, Inc.	Wholesale Trade	Warrant	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$207
	Wholesale Trade	Warrant	April 20, 2028	Preferred Series C	60,000	$1.96	72	23
Total BaubleBar, Inc.							710	230

GrubMarket, Inc.	Wholesale Trade	Warrant	June 15, 2030	Common Stock	405,000	$1.10	$23	$19

Sub-Total: Wholesale Trade (0.1%)*							$733	$249

Total: Warrant Investments (5.1%)* (23)							$17,008	$11,745

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Industry (2)	Type of Investment (3)	Shares	Series	Cost	Fair Value (6)
Equity Investments
Construction
Project Frog, Inc.	Construction	Equity	8,118,527	Preferred Series AA-1	$702	$147
	Construction	Equity	6,300,134	Preferred Series BB	2,667	1,128
Total Project Frog, Inc. (7)					3,369	1,275

Sub-Total: Construction (0.6%)*					$3,369	$1,275

Health Care and Social Assistance
WorkWell Prevention & Care	Health Care and Social Assistance	Equity	7,000,000	Common Stock	$51	$—
	Health Care and Social Assistance	Equity	3,450	Preferred Series P	3,450	1,589
	Health Care and Social Assistance		na	Convertible Notes (10)(11)	1,149	1,169
Total WorkWell Prevention & Care (7)					4,650	2,758

Sub-Total: Health Care and Social Assistance (1.2%)*					$4,650	$2,758

Manufacturing
Nanotherapeutics, Inc. (8)	Manufacturing	Equity	382,277	Common Stock (15)	$6,691	$7,846

Store Intelligence, Inc. (8)	Manufacturing	Equity	1,430,000	Preferred Series A	$608	$704

Vertical Communications, Inc.	Manufacturing	Equity (21)	3,892,485	Preferred Series 1	$—	$—
	Manufacturing	Equity	na	Convertible Notes (10)(12)	3,966	1,500
Total Vertical Communications, Inc. (7)					3,966	1,500

Sub-Total: Manufacturing (4.4%)*					$11,265	$10,050

Professional, Scientific, and Technical Services
Dynamics, Inc.	Professional, Scientific, and Technical Services	Equity	17,726	Preferred Series A	$390	$—
	Professional, Scientific, and Technical Services	Equity	15,000	Common Stock	—	—
Total Dynamics, Inc.					390	—

Edeniq, Inc.	Professional, Scientific, and Technical Services	Equity	7,807,499	Preferred Series B (20)	$—	$—
	Professional, Scientific, and Technical Services	Equity	2,441,082	Preferred Series C (20)	—	—
	Professional, Scientific, and Technical Services	Equity	na	Convertible Notes (10)(13)(20)	—	—
Total Edeniq, Inc. (7)					—	—

Instart Logic, Inc.	Professional, Scientific, and Technical Services	Equity	na	Convertible Notes (10)(14)	$2,646	$2,729

Reterro, Inc. (20)	Professional, Scientific, and Technical Services	Equity	7,829	Common Stock	$—	$—

Vidsys, Inc. (8)	Professional, Scientific, and Technical Services	Equity	123,530	Preferred Series 1	$300	$11

Sub-Total: Professional, Scientific, and Technical Services (1.2%)*					$3,336	$2,740

Retail Trade
Birchbox, Inc. (7)	Retail Trade	Equity	3,140,927	Preferred Series D	$10,271	$10,594

Sub-Total: Retail Trade (4.6%)*					$10,271	$10,594

Total: Equity Investments (12.0%)* (23)					$32,891	$27,417

Total Investment in Securities (183.2%)*					$440,959	$418,844

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$37,579	$37,579
Other cash accounts					822	822
Cash, Cash Equivalents, and Restricted Cash (16.8%)*					38,401	38,401

Total Portfolio Investments and Cash and Cash Equivalents (200.0% of net assets)					$479,360	$457,245

* Value as a percent of net assets.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

(1)	All portfolio companies are located in North America. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	Trinity Capital uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(3)	All debt investments are income producing unless otherwise noted. Warrant investments are associated with funded debt investments. All equity investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or any additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed amount determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment.
(5)	Principal is net of repayments.
(6)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	This investment is deemed to be a “Control Investment.” Control Investments are defined by the Investment Company Act of 1940 as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As defined in the Investment Company Act, Trinity Capital is deemed to be an “Affiliated Person” of this portfolio company. See “Note 3 – Investments” in the accompanying notes to the Financial Statements.
(8)	This investment is deemed to be a “Affiliate Investment.” Affiliate Investments are defined by the Investment Company Act of 1940 as investments in companies in which the Company owns between 5% and 25% of the voting securities. As defined in the Investment Company Act, Trinity Capital is deemed to be an “Affiliated Person” of this portfolio company. See “Note 3 – Investments” in the accompanying notes to the Financial Statements.
(9)	Debt is on non-accrual status at June 30, 2020, and is therefore considered non-income producing.
(10)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(11)	Principal balance of $1.1 million at period end.

(12)	Principal balance of $5.5 million at period end.
(13)	Principal balance of $1.7 million at period end.
(14)	Principal balance of $2.6 million at period end.
(15)	Certain third parties have rights to 17,485 shares of Nanotherapeutics common stock at a fair value of approximately $0.4 million as of June 30, 2020.
(16)	Cost balance represents the balance of the EOT payment which was negotiated to be paid in monthly installments over 12 months instead of a one-time lump sum. This asset is considered non-income producing.
(17)	Interest on this loan includes Paid-In-Kind (“PIK”). PIK interest income represents income not paid currently in cash.
(18)	Index based floating interest rate is subject to contractual minimum interest rate. Interest rate PRIME represents 3.25% at June 30, 2020.
(19)	Investment has an unfunded commitment as of June 30, 2020 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(20)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transaction.
(21)	Company has been issued warrants with pricing and number of shares dependent upon a future round of equity issuance by the portfolio company.
(22)	Indicates an asset that the Company deems as a “non-qualifying asset” under section 55(a) of 1940 Act. The Company’s percentage of non-qualifying assets represents 5.1% of the Company’s total assets. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(23)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit agreement with Credit Suisse AG (see “Note 5 – Debt”).

TRINITY CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our," the "Company" and "Trinity Capital" refer to Trinity Capital Inc. and its consolidated wholly owned subsidiaries.

Trinity Capital Inc., formed on August 12, 2019 as a Maryland corporation, is a specialty lending company focused on providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. The Company sources its investments through its principal office located in Chandler, AZ, as well as through its additional staff located in San Francisco, CA.

The Company is an internally managed, closed-end, non-diversified management investment company that commenced operations and filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on January 16, 2020. The Company intends to elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

Management of the Company consists of the Company’s officers and investment and administrative professionals. Our business and affairs are managed under the direction of our Board of Directors (the “Board”). The responsibilities of the Board include the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. The Board consists of five directors, three of whom are not “interested persons” of the Company (as such term is defined in the 1940 Act).

The Company’s investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through investments in growth stage companies, including venture-backed companies and companies with institutional equity investors. The Company targets investments in growth stage companies, which are typically private companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to additional funding. The Company seeks to achieve its investment objective by making investments consisting primarily of term loans and equipment financings, and, to a lesser extent, working capital loans, equity and equity-related investments. In addition, the Company may obtain warrants or contingent exit fees at funding, providing an additional potential source of investment returns.

On September 27, 2019, the Company was initially capitalized with the issuance of 10 shares of its common stock for $150 to its sole stockholder. On January 16, 2020, the Company completed a private equity offering (the “Private Common Stock Offering”) of shares of its common stock pursuant to which it issued and sold 7,000,000 shares for gross proceeds of approximately $105 million. An over-allotment option related to the Private Common Stock Offering was exercised in full and on January 29, 2020 the Company issued and sold an additional 1,333,333 shares of its common stock for gross proceeds of approximately $20 million. As a result, in total, the Company issued and sold 8,333,333 shares of its common stock for total aggregate gross proceeds of approximately $125 million.

On January 16, 2020, concurrent with the initial closing of the Private Common Stock Offering, the Company completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”) of $105 million in aggregate principal amount of the Company’s unsecured 7.00% Notes due 2025 (the “Notes”). An over-allotment option related to the 144A Note Offering was exercised in full and on January 29, 2020 the Company issued and sold an additional $20 million in aggregate principal amount of the Notes. As a result, the Company issued and sold $125 million in aggregate principal amount of the Notes. See “Note 5 - Debt,” “Note 7 – Stockholder’s Equity,” and “Note 12– Formation Transactions.”

On January 16, 2020, immediately following the initial closings of the Private Offerings, the Company used the proceeds from the Private Offerings to complete a series of transactions (the “Formation Transactions”). Through the Formation Transactions, the Company acquired Trinity Capital Investment, LLC (“TCI”), Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P. (“Fund III”), Trinity Capital Fund IV, L.P. (“Fund IV”), and Trinity Sidecar Income Fund, L.P. (“Sidecar Fund”) (collectively the “Legacy Funds”) through mergers of the Legacy Funds with and into the Company. Each member/limited partner of the Legacy Funds was given the option to elect to receive cash and or shares of the Company’s common stock in exchange for its limited partner interests or membership interests, as applicable. The general partners, managers or managing members of the Legacy Funds received only shares in exchange for their interests held in such capacities. In addition, as part of the Formation Transactions, the Company purchased the equity interests of Trinity Capital Holdings, LLC (“Trinity Capital Holdings”) for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares and $2.0 million in cash, and Trinity Capital Holdings became a wholly owned subsidiary of the Company. In connection with the acquisition of the equity interests of Trinity Capital Holdings, the Company assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. The Formation Transactions constitute a business acquisition and were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, as amended (“ASC”), 805, Business Combinations (“ASC 805”), and as a result the assets acquired and liabilities assumed were recorded at fair values as of January 16, 2020. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of the consideration transferred. See “Note 12 – Formation Transactions.”

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

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with GAAP and pursuant to Regulation S-X. As an investment company, the Company follows accounting and reporting guidance determined by the FASB, in Topic 946 - Financial Services – Investment Companies (“ASC 946”).

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

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in Note 3 - Investments, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation) from investments" on the Consolidated Statements of Operations.

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

The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC 946 and measured in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that each of the portfolio investments is sold in a hypothetical transaction in the principal or, as applicable, most advantageous market using market participant assumptions as of the measurement date. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. The Company values its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Board in accordance with the provisions of ASC 820 and the 1940 Act.

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged independent valuation firms to provide the Company with valuation assistance with respect to its investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Debt Securities

The debt securities identified on the Consolidated Schedule of Investments are secured loans and equipment financings made to growth stage companies focused in technology, manufacturing, consumer and retail, life sciences and other high growth industries that are backed by a select group of leading venture capital investors.

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

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of the Company’s financial instruments, consisting of cash, investments, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments. See “Note 4 – Fair Value of Financial Instruments.”

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months for less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level I assets and are valued using the Net Asset Value (“NAV”) per share of the money market fund. As of June 30, 2020, cash equivalents and restricted cash consisted of $37.6 million held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote. As of June 30, 2020, restricted cash consisted of approximately $15.8 million related to the Credit Facility covenants (See “Note 5 – Debt”), and approximately $0.8 million held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, right of use asset, deposits and other assets.

Common Stock Issuance Costs

A portion of the net proceeds of the Private Common Stock Offering was used to pay for offering costs of such offering. Offering costs charged against the proceeds from the Private Common Stock Offering were approximately $10.5 million during the six months ended June 30, 2020.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for the Credit Facility and the Notes, over the stated maturity life of the obligations. As of June 30, 2020, there were $2.8 million and $5.0 million of deferred financing costs netted against the Credit Facility and the Notes balances, respectively, on the Company’s Consolidated Statements of Assets and Liabilities.

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable equity warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. Debt EOT fees to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. At June 30, 2020, Trinity Capital had an EOT payment receivable of $34.2 million, which is included as a component of the cost basis of the Company’s current debt securities.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. Trinity Capital recorded approximately $0.4 million and $0.5 million in PIK interest income during the three and six months ended June 30, 2020, respectively.

Income related to application or origination payments, net of related expenses, and generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services rendered by the Company to borrowers. Loan and commitment fees in excess of the related expenses are amortized into interest income over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company recognizes nonrecurring fees over the remaining term of the loan commencing in the quarter relating to specific loan modifications.

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

At June 30, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $4.7 million, and a total fair market value of approximately $2.8 million, or 0.7%, of the fair value of the Company’s investment portfolio.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions at June 30, 2020. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding year on which it paid corporate-level U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the period ended June 30, 2020, the Company did not incur an expense for excise tax.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Direct Equity Investments

In specific circumstances, we also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders of our portfolio companies, and to allow for participation in the appreciation in the equity values of portfolio companies. We usually make our direct equity investments in connection with debt investments. In addition, we may have both equity warrants and direct equity positions in some of our portfolio companies. We seek to maintain fully diluted equity positions in our portfolio companies of 5% to 50% and may have controlling equity interests in some instances.

Portfolio Investment Classification

Trinity Capital classifies its investment portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Trinity Capital owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. Each of the Company’s investment portfolio is carried on the Statements of Assets and Liabilities as investments at fair value, with any adjustments to fair value recognized as “net unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “net realized gain (loss).”

Portfolio Industry Classification

Trinity Capital’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2020 (dollars in thousands):

	Cost			Fair Value
Industry	Amount	%		Amount	%
Professional, Scientific, and Technical Services	$112,158	25.5%		$105,434	25.2%
Manufacturing	89,564	20.3%		84,090	20.1%
Retail Trade	67,548	15.3%		65,430	15.6%
Information	33,606	7.6%		31,687	7.6%
Real Estate and Rental and Leasing	26,259	6.0%		26,122	6.2%
Utilities	24,135	5.5%		24,245	5.8%
Agriculture, Forestry, Fishing and Hunting	20,387	4.6%		19,811	4.7%
Wholesale Trade	18,221	4.1%		17,206	4.1%
Finance and Insurance	14,271	3.2%		14,381	3.4%
Educational Services	11,553	2.6%		11,576	2.8%
Health Care and Social Assistance	8,947	2.0%		6,831	1.6%
Administrative and Support and Waste Management and Remediation Services	6,910	1.6%		6,741	1.6%
Construction	7,400	1.7%		5,290	1.3%
Total	$440,959	100.0%		$418,844	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of June 30, 2020 (dollars in thousands):

	Cost		Fair Value
Geographic Region	Amount	%	Amount	%
West	$218,592	49.6%	$205,361	49.0%
Northeast	104,787	23.8%	97,690	23.3%
South	32,645	7.4%	33,120	7.9%
Mountain	30,023	6.8%	30,174	7.2%
Canada	26,655	6.0%	24,309	5.8%
Midwest	23,626	5.4%	23,750	5.7%
Southeast	4,631	1.0%	4,440	1.1%
Total	$440,959	100.0%	$418,844	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2020 (dollars in thousands):

	Cost		Fair Value
Investment	Amount	%	Amount	%
Secured Loan	$294,408	66.8%	$283,851	67.8%
Equipment Financing	96,652	21.9%	95,831	22.9%
Equity	32,891	7.5%	27,417	6.5%
Warrants	17,008	3.8%	11,745	2.8%
Total	$440,959	100.0%	$418,844	100.0%

The following table represents the Schedule of Investments in and advances to affiliates, summarizing the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2020 (in thousands, except share data):

		As of June 30, 2020			For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
						Net change in			Net change in
						Unrealized			Unrealized
					Interest	(Depreciation)/	Realized	Interest	(Depreciation)/	Realized
Portfolio Company	Investment(1)	Fair Value	Principal	Shares	Income	Appreciation	Gain/(Loss)	Income	Appreciation	Gain/(Loss)
	Control Investments
	Birchbox, Inc. (4)
	Senior Secured, June 1, 2024, Fixed Interest
	Rate 9.0%; EOT 3.0%	$10,028	$10,000	n/a	$258	$533	$—	$878	$(333)	$—
	Warrants, August 14, 2028, Preferred Series A	—	n/a	155,845	—	—	—	—	(72)	—
	Preferred Series D	10,594	n/a	3,140,927	—	324	—	—	323	—

	Edeniq, Inc.
	Senior Secured, June 1, 2021, Fixed Interest
	Rate 13.0%; EOT 9.5%	1,237	$3,790	n/a	$—	$(198)	$—	$—	$(616)	$—
	Senior Secured, September 1, 2021, Fixed Interest
	Rate 13.0%; EOT 9.5%	930	2,848	n/a	—	(99)	—	—	(398)	—
	Warrants, December 23, 2026, Preferred Series B	—	n/a	2,685,501	—	—	—	—	—	—
	Warrants, December 23, 2026, Preferred Series B	—	n/a	2,184,672	—	—	—	—	—	—
	Warrants, March 12, 2028, Preferred Series C	—	n/a	5,106,972	—	—	—	—	—	—
	Warrants, October 15, 2028, Preferred Series C	—	n/a	3,850,294	—	—	—	—	—	—
	Preferred Series C	—	n/a	2,441,082	—	—	—	—	—	—
	Preferred Series B	—	n/a	7,807,499	—	—	—	—	—	—
	Convertible Note	—	1,680	n/a	—	—	—	—	—	—

	Project Frog, Inc.
	Senior Secured, May 1, 2023, Fixed Interest
	Rate 12.0%; EOT 0.0%	4,012	4,128	n/a	126	298	—	242	(1)	—
	Warrants, July 26, 2026, Preferred Series AA	3	n/a	391,990	—	(6)	—	—	(15)	—
	Preferred Series AA-1	147	n/a	8,118,527	—	(233)	—	—	(555)	—
	Preferred Series BB	1,128	n/a	6,300,134	—	(661)	—	—	(1,539)	—

	Vertical Communications, Inc.
	Senior Secured, November 1, 2024, Fixed Interest
	Rate 9.5%; EOT 26.4%	12,032	12,000	n/a	343	(148)	—	343	(441)	—
	Senior Secured, July 1, 2022, Fixed Interest
	Rate 9.5%	995	1,000	n/a	3	(5)	—	3	(5)	—
	Warrants, July 11, 2026, Preferred Series A	—	n/a	828,479	—	—	—	—	—	—
	Preferred Series 1	—	n/a	3,892,485	—	—	—	—	—	—
	Convertible Notes	1,500	5,500	n/a	—	1,109	—	—	(2,466)	—

	Workwell Prevention and Care
	Senior Secured, March 1, 2024, Fixed Interest
	Rate 8.0%; EOT 10.0%	3,378	3,370	n/a	83	119	—	129	(196)	—
	Senior Secured, March 1, 2024, Fixed Interest
	Rate 8.0%; EOT 10.0%	695	700	n/a	19	21	—	32	(28)	—
	Common Stock	—	n/a	7,000,000	—	—	—	—	(51)	—
	Preferred Series P	1,589	n/a	3,450	—	213	—	—	(1,861)	—
	Convertible Note	1,169	1,100	n/a	—	75	—	—	20	—
	Total Control Investments	$49,437			$832	$1,342	$—	$1,627	$(8,234)	$—

	Affiliate Investments
	Nanotherapeutics, Inc.
	Warrants, November 14, 2021, Common Stock	1,325	n/a	67,961	—	154	—	—	203	—
	Common Stock (2)	7,846	n/a	382,277	—	869	—	—	1,155	—

	Store Intelligence, Inc. (5)
	Senior Secured, June 1, 2024, Fixed Interest
	Rate 12.0%; EOT 7.8%	12,247	12,001	n/a	294	192	—	294	192	—
	Preferred Series A	704	n/a	1,430,000	—	96	—	—	96	—

	Vidsys, Inc.
	Senior Secured, November 1, 2020, Fixed Interest
	Rate 12.0% (8.0% current + 4.0% PIK) (3)	1,661	5,334	n/a	310	(2,019)	—	439	(3,521)	—
	Senior Secured, October 1, 2023, Fixed Interest
	Rate 0.0%; EOT 0.0%	28	1,600	n/a	—	28	—	—	28	—
	Warrants, June 14, 2029, Preferred Series 1	—	n/a	22,507	—	—	—	—	—	—
	Warrants, March 17, 2027, Common Stock	—	n/a	3,061	—	—	—	—	—	—
	Preferred Series 1	11	n/a	123,530	—	(289)	—	—	(289)	—
	Total Affiliate Investments	$23,822			$604	$(969)	$—	$733	$(2,136)	$—

	Total Control and Affiliate Investments	$73,259			$1,436	$373	$—	$2,360	$(10,370)	$—

(1)	This schedule should be read in conjunction with the Consolidated Schedule of Investments and notes to the financial statements. Supplemental information can be located within the Consolidated Schedule of Investments including cost of investments and if the investments are income producing.

(2)	Certain third parties have rights to 17,485 shares of Nanotherapeutics common stock at a fair value of approximately $0.4 million as of June 30, 2020.
(3)	Interest on this loan includes Paid-In-Kind (“PIK”). PIK interest income represents income not paid currently in cash.
(4)	During the three months ended June 30, 2020, the Company's ownership (cost basis of $19,765) increased to over twenty five percent of the portfolio company's voting securities as a result of restructuring.
(5)	During the three months ended June 30, 2020, the Company's ownership (cost basis of $12,662) increased to over five percent of the portfolio company's voting securities as a result of restructuring.

Unconsolidated Significant Subsidiaries

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, Trinity Capital must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of Trinity Capital’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of June 30, 2020, Trinity Capital had no single investment that met either of these two tests.

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

In accordance with ASC 820, Trinity Capital has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3). See “Note 2 - Summary of Significant Accounting Policies.”

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

As of June 30, 2020, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. All of the Company’s portfolio investments were categorized as Level 3 as of June 30, 2020. The Company held no portfolio investments as of December 31, 2019.

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

●	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
●	Current and projected financial condition of the portfolio company;
●	Current and projected ability of the portfolio company to service its debt obligations;
●	Type and amount of collateral, if any, underlying the investment;
●	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
●	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
●	Pending debt or capital restructuring of the portfolio company;
●	Projected operating results of the portfolio company;
●	Current information regarding any offers to purchase the investment;
●	Current ability of the portfolio company to raise any additional financing as needed;
●	Changes in the economic environment, which may have a material impact on the operating results of the portfolio company;
●	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
●	Qualitative assessment of key management;
●	Contractual rights, obligations or restrictions associated with the investment; and
●	Time to exit.

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

During the three and six months ended June 30, 2020, all of the Company’s portfolio investments were Level 3. Debt investments include both secured loans and equipment financing securities. The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of June 30, 2020 (dollars in thousands):

	Fair Value as of
Investment Type - Level Three	June 30,	Valuation Techniques/	Unobservable		Weighted
Investments	2020	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$374,060	Discounted Cash Flows	Hypothetical Market Yield	5.9% - 29.1%	15.5%

	3,266	Discounted Cash Flows	Enterprise Discounted Cash Flows	17.7% - 40.0%	27.9%

	2,356	Other	Probability Weighting of Alternative Outcomes	45.0% - 90.0%

Equity investments	2,758	Market Comparable Companies	Revenue Multiple (3)	1.1x	1.1x

	24,659	Market Comparable Companies	Revenue Multiple (3)	0.5x - 3.5x	1.8x
			Company Specific Adjustment (4)	(7.5)%	(7.5)%
			Probability Weighting of Alternative Outcomes	40.0%
			Weighted Average Cost of Capital	16.0%	16.0%
		Option Pricing Model	Volatility (5)	45.0% - 80.0%	67.5%
			Risk-Free Interest Rate	0.2%	0.2%
			Estimated Time to Exit (in years)	1.8	1.8

Warrants	11,745	Market Comparable Companies	Revenue Multiple (3)	0.4x - 36.4x	6.2x
			Company Specific Adjustment (4)	(60.0%) - 28.9%	(7.0)%
		Option Pricing Model	Volatility (5)	20.0% - 96.7%	56.7%
			Risk-Free Interest Rate	0.2% - 91.0%	2.7%
			Estimated Time to Exit (in years)	0.8 - 10.0	3.9
Total Level Three Investments	$418,844

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and equity warrants fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2020 (in thousands):

	Type of Investment
			Equity
	Debt	Equity	Warrants	Total
Fair Value at January 1, 2020	$—	$—	$—	$—
Formation Transactions acquisitions	375,858	24,066	17,099	417,023
Purchases	99,171	1,800	397	101,368
Non-cash conversion	(10,744)	10,879	—	135
Amortization and Accretion	5,049	—	—	5,049
Net Realized Gain (Loss)	22	—	(487)	(465)
Change in Unrealized Appreciation (Depreciation)	(11,378)	(5,473)	(5,264)	(22,115)
Proceeds from Paydowns and Sales	(78,296)	(3,855)		(82,151)
Fair Value at June 30, 2020	$379,682	$27,417	$11,745	$418,844

During the three and six months ended June 30, 2020, there were no transfers into or out of Level 3.

Financial Instruments Disclosed, But Not Carried at Fair Value

As of June 30, 2020, the carrying value of the Credit Facility is approximately $102.2 million, net of unamortized deferred financing costs of $2.8 million. The carrying value of the Company’s credit facility as of June 30, 2020 approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in “Note 5 - Debt,” and is included in Level 3 of the hierarchy.

As discussed in “Note 5 - Debt,” as of June 30, 2020, the Notes have a fixed interest rate with a carrying value of approximately $120.0 million, net of unamortized deferred financing costs of $5.0 million. The cost of the Notes as of June 30, 2020 approximates its fair value and was determined using a market yield approach with Level 3 inputs.

The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

5. Debt

Credit Suisse Credit Facility

On January 9, 2020, TF1 and its affiliates borrowed $190.0 million under the Credit Facility, and during the three and six months ended June 30, 2020, repayments of approximately $25.0 million and $85.0 million, respectively, were made to Credit Suisse. In conjunction with the Credit Facility, the Company incurred approximately $3.7 million of financing costs which were capitalized and deferred. Borrowings under the Credit Facility bear interest at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%. As of June 30, 2020, unamortized deferred financing costs related to the Credit Facility were $2.8 million and were included in Credit Facility on the Consolidated Statements of Assets and Liabilities.

On January 16, 2020, in connection with the Formation Transactions (see “Note 12 - Formation Transactions”), through our wholly owned subsidiary TF1, the Company became a party to, and assumed, the Credit Facility with Credit Suisse. The Credit Facility was entered into effective January 8, 2020 and matures on January 8, 2022, unless extended. The Credit Facility is collateralized by all investments held by TF1 and permits an advance rate of up to 65% of eligible investments. The Company has the ability to borrow up to an aggregate of $300.0 million, and the Credit Facility borrowing base contains certain criteria for eligible investments and includes concentration limits as defined in the Credit Facility. At June 30, 2020, the Company had approximately $105 million in borrowings outstanding under the Credit Facility and a borrowing availability of approximately $70.2 million.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2020 is as follows (dollars in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2020
Borrowing interest expense	$1,287	$3,000
Amortization of deferred financing costs	473	907
Total interest and amortization of deferred financing costs	$1,760	$3,907

Weighted average interest rate	3.96%	4.44%
Weighted average outstanding balance	$128,626	$139,057

The Credit Facility contains covenants that, among other things, require the Company to maintain minimum tangible net worth and leverage ratios, minimum cash balance of $15.0 million, and a cash reserve of 60 days for interest.

7.00% Notes due 2025

Concurrent with the completion of the Private Common Stock Offering, on January 16, 2020, the Company completed a private offering of $105.0 million in aggregate principal amount of the Notes in reliance upon the available exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Keefe, Bruyette & Woods, Inc. (“KBW”), as the initial purchaser, exercised in full its option to purchase or place additional Notes and on January 29, 2020 the Company issued and sold an additional $20.0 million in aggregate principal amount of the Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the Notes pursuant to the 144A Note Offering.

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

Aggregate offering costs in connection with the transaction, including the underwriter’s discount and commissions, were approximately $5.5 million which were capitalized and deferred. As of June 30, 2020, unamortized deferred financing costs related to the Notes were $5.0 million and were included in the Notes on the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2020, the components of interest expense and related fees for the Notes are as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2020
Notes interest expense	$2,212	$4,059
Amortization of deferred financing costs	277	509
Total interest and amortization of deferred financing costs	$2,489	$4,568

6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and are unencumbered by milestones.

As of June 30, 2020, the Company had $1.4 million of unfunded commitments to one portfolio company, Exela Inc., which are available at the request of the portfolio company and unencumbered by milestones. The fair value of this unfunded commitment is considered to approximate the cost as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

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

Leases

Effective January 1, 2019, FASB ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) required that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. Trinity Capital identified one significant operating lease for its office space. The lease commenced February 21, 2017 and expires July 31, 2022. The lease contains a five-year extension option for a final expiration date of July 31, 2027 which the company does not anticipate exercising.

Total lease expense incurred by Trinity Capital related to this lease for the three and six months ended June 30, 2020 was approximately $61,200 and $111,700, respectively. As of June 30, 2020, the right of use asset related to the operating lease was $0.5 million and included in Other assets in the Consolidated Statements of Assets and Liabilities, and the lease liability was $0.5 million and included in Other liabilities in the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, the remaining lease term was 2.0 years and the discount rate was 3.25%. The Company has also entered into a lease for additional office space with an estimated commencement date in mid-2021 and a lease term of eight years. A right of use asset and corresponding lease liability will be recorded upon commencement of the lease, and future minimum payments under the term of the new lease have been included in the table below.

The following table shows future minimum payments under Trinity Capital’s operating leases as of June 30, 2020 (in thousands):

For the Years Ended December 31,	Total
2020	$111
2021	224
2022	484
2023	361
2024	371
Thereafter	1,999
Total	$3,550

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2020, there are no material legal matters or litigation pending of which we are aware.

7. Stockholder’s Equity

Private Offerings

On January 16, 2020, we completed a private offering of shares of our common stock in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold 7,000,000 shares of our common stock for aggregate gross proceeds of approximately $105.0 million. KBW acted as the initial purchaser and placement agent in connection with the Private Common Stock Offering pursuant to a purchase/placement agreement, dated January 8, 2020 by and between us and KBW. KBW exercised in full its option to purchase or place additional shares and on January 29, 2020 we issued and sold an additional 1,333,333 shares of our common stock. As a result, we issued and sold a total of 8,333,333 shares of our common stock pursuant to the Private Common Stock Offering for aggregate net proceeds of approximately $114.4 million, net of offering costs of approximately $10.6 million.

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

As part of the Formation Transactions, we also used a portion of the proceeds of the Private Offerings to acquire 100% of the equity interests of Trinity Capital Holdings, for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares of our common stock totaling approximately $8.0 million and approximately $2.0 million in cash. In connection with the acquisition of the equity interests of Trinity Capital Holdings, the Company also assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. As a result of this transaction, Trinity Capital Holdings became a wholly owned subsidiary of the Company. See “Note 12 – Formation Transactions.”

Long-Term Incentive Plan

The Board has approved the 2019 Trinity Capital Inc. Long-Term Incentive Plan and the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, each to be effective upon receipt of exemptive relief from the SEC and stockholder approval of such plans. We have applied for an exemptive order from the SEC to permit us to issue securities under such plans. If exemptive relief is obtained, the Compensation Committee may award such securities in such amounts and on such terms as the Compensation Committee determines and consistent with any exemptive order the SEC may issue and the terms of such plans, as applicable. The SEC is not obligated to grant an exemptive order to allow this practice and will do so only if it determines that such practice is consistent with stockholder interests and does not involve overreaching by management or our Board. We cannot provide any assurance that we will receive such exemptive relief from the SEC.

Distribution Reinvestment Plan

Trinity Capital’s distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if Trinity Capital declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of Trinity Capital common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of Trinity Capital’s common stock on the valuation date determined for each distribution by the Board.

Trinity Capital’s DRIP is administered by its transfer agent on behalf of Trinity Capital’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Trinity Capital’s DRIP but may provide a similar distribution reinvestment plan for their clients.

For the six months ended June 30, 2020, the Company declared a distribution on May 14, 2020 of $0.22 per share that was paid on June 5, 2020 to shareholders of record as of May 29, 2020. The distribution included approximately $2.9 million in cash and 87,740 shares issued pursuant to the DRIP.

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2020, there are no dilutive shares. The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2020 (in thousands except shares and per share information):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2020
Net increase (decrease) in net assets resulting from operations	$6,882	$(28,169)
Weighted average common shares outstanding	18,074,929	17,959,728
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$0.38	$(1.57)

9. Income Taxes

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes for the six months ended June 30, 2020 (in thousands):

For the Six
Months Ended
June 30, 2020
Tax Cost of Investments	$440,959

Fair Market Value of Investments	$418,844

Unrealized appreciation	$4,470
Unrealized depreciation	(26,585)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses (1)	—
Net unrealized appreciation (depreciation) from investments	$(22,115)

(1)	The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period. Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reversal of unrealized appreciation (depreciation) was recorded during the six months ended June 30, 2020.

10. Financial Highlights

The following presents financial highlights for the six months ended June 30, 2020 (in thousands except share and per share information):

For the Six
Months Ended
June 30, 2020
Per Share Data:
Net asset value, beginning of period (1)	$14.97

Net investment income (2)	0.56
Net realized and unrealized gains (losses) on investments (3)	(1.27)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	(0.86)
Net decrease in net assets resulting from operations	(1.57)

Offering costs	(0.57)
Distributions	(0.22)
Total decrease in net assets	(2.36)

Net asset value, end of period	$12.61

Shares outstanding, end of period	18,137,600
Weighted average shares outstanding (2)	17,959,728
Total return (4) (5) (6)	(6.54)%

Ratio/Supplemental Data:
Net assets, end of period	$228,646
Ratio of total expenses to average net assets (5)	13.25%
Ratio of net investment income to average net assets (5)	9.66%
Ratio of interest and credit facility expenses to average net assets (5)	8.32%
Portfolio turnover rate (7)	18.58%
Asset coverage ratio (8)	199.14%
Asset coverage ratio per unit (9)	$1,991

(1)	The net asset value as of January 16, 2020 (commencement of operations) is calculated based on the initial common stock purchase price of $15.00 per share less the accumulated loss of $0.03 per share from August 12, 2019 (the date of inception) through December 31, 2019.
(2)	Calculated based upon weighted average shares outstanding for the period from January 16, 2020 (commencement of operations) through June 30, 2020.
(3)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.

(5)	Annualized.
(6)	Total return excluding costs related to acquisition of Trinity Capital Holdings and the Legacy Funds would have been (3.92%).
(7)	Not annualized.
(8)	Based on outstanding debt of $230.0 million as of June 30, 2020.
(9)	Asset coverage per unit is the ratio of the current value of the Company’s total consolidated assets for regulatory purposes, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness.

11. Related Party Transactions

As of December 31, 2019, the Company had payables to an affiliate of approximately $1.1 million related to organizational and offering cost expenses, which are included in Due to related party on the Consolidated Statements of Assets and Liabilities. The Company repaid these amounts during the quarter ended March 31, 2020.

The Legacy Funds were merged with and into the Company and the Company issued 9,183,185 shares of its common stock and paid approximately $108.7 million in cash to the Legacy Investors. In addition, as part of the Formation Transactions, the Company acquired 100% of the equity interests of Trinity Capital Holdings for shares of the Company’s common stock and cash, and the Company assumed a severance related liability with respect to a former member of certain general partners of certain Legacy Funds. Members of the Company’s management, including Steven L. Brown, Kyle Brown, Gerald Harder and Ron Kundich, owned 100% of the equity interests in Trinity Capital Holdings and controlling interests in the general partners/managers of the Legacy Funds.

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

During the three months ended June 30, 2020, certain related parties received cash and/or shares pursuant to the distribution declared. See “Distribution Reinvestment Plan” under “Note 7 – Stockholder’s Equity.”

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

The total merger consideration of the Legacy Funds of approximately $246.4 million exceeded the fair value of the net assets acquired as of the acquisition date, and as a result, the Company included a loss of approximately $2.1 million in Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds in the Consolidated Statements of Operations.

Additionally, as part of the Formation Transactions, we also used a portion of the proceeds of the Private Offerings to acquire 100% of the equity interests of Trinity Capital Holdings, the sole member of Trinity Management IV, LLC, the investment manager to Fund IV and the sub-adviser to Fund II and Fund III, in exchange for 533,332 shares of our common stock totaling approximately $8.0 million and approximately $2.1 million in cash. The Company also assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. Prior to the completion of the Formation Transactions, Trinity Capital Holdings acquired approximately $0.2 million of certain net assets from Trinity SBIC Management, LLC.

In connection with the acquisition of Trinity Capital Holdings, approximately $13.5 million (consisting of the aggregate purchase price and severance related liability assumed) was expensed to Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds in the Consolidated Statements of Operations. Under ASC 805, such amount represents the settlement price, based on the estimated fair value of the future profits and cash flows that would otherwise have been contractually due to Trinity Capital Holdings, had the underlying management agreements with each of the Legacy Funds not been canceled in order to enter into the Formation Transactions and operate the Company as an internally managed BDC.

13. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2020, and interim periods therein. Early adoption is permitted. The Company adopted ASU 2016-02 effective January 1, 2020. Under ASU 2016-02, the Company evaluates leases to determine if the leases are considered financing or operating leases. The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. See further discussion in “Note 6 – Commitments and Contingencies” regarding the lease obligation.

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848) - Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. ASU 2020-04 is elective and is effective on March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the "Final Rules"). The Final adopted a new definition of "significant subsidiary" set forth in Rule l-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company's periodic reports for any portfolio company that meets the definition of "significant subsidiary." The Final Rules amend the definition of "significant subsidiary" in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January l, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to comply with the Final Rules effective June 30, 2020 which the Company expects will not have a material impact on its consolidated financial statements.

14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during the period that would require recognition or disclosure.

Appointment of Certain Officers

On and effective July 22, 2020, the Board appointed Sarah Stanton as the Company’s General Counsel and Secretary. In connection with Ms. Stanton’s appointment as General Counsel, Mr. Harvey was appointed as the Company’s Chief Legal Officer and will continue to serve as the Company’s Chief Compliance Officer.

In connection with such appointment of Ms. Stanton, Susan Echard resigned as the Company’s Secretary on and effective July 22, 2020 but will remain the Company’s Chief Financial Officer and Treasurer.

Distribution Declaration

On August 10, 2020, the Board declared a quarterly distribution of $0.27 per share payable on September 4, 2020 to stockholders of record as of August 21, 2020.

COVID-19 Developments

The continued outbreak and subsequent global response to the SARS-CoV-2 virus (“COVID-19”) has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The pandemic and government responses are creating disruption in global supply chains and adversely impacting many industries. This outbreak could have a continued material adverse impact on economic and market conditions furthering the global economic slowdown.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A – “Risk Factors” of our Form 10, as amended, filed with the SEC on March 13, 2020, including the following factors, among others:

●	our limited operating history as a business development company (“BDC”);
●	our future operating results, including the impact of the SARS-CoV-2 (“COVID-19”) pandemic;
●	our dependence upon our management team and key investment professionals;
●	our ability to manage our business and future growth;
●	risks related to investments in growth stage companies, other venture capital-backed companies and generally U.S. companies;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	the use of leverage;
●	risks related to the uncertainty of the value of our portfolio investments;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including as a result of the COVID-19 pandemic;
●	uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union and China, including as a result of the COVID-19 pandemic;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	risks related to changes in interest rates, our expenses, and other general economic conditions and the effect on our net investment income;
●	the effect of the decommissioning of LIBOR;
●	the effect of changes in tax laws and regulations and interpretations thereof;

●	the impact on our business of new or amended legislation or regulations;
●	risks related to market volatility, including general price and volume fluctuations in stock markets;
●	our ability to make distributions, including as a result of the COVID-19 pandemic; and
●	our ability to maintain our status as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995).

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

We target investments in growth stage companies, which are typically private companies, including venture-backed companies and companies with institutional equity investors. We define “growth stage companies” as companies that have significant ownership and active participation by sponsors, such as institutional investors or private equity firms, and annual revenues of up to $100 million. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

We invest in debt, including loans and equipment financings that may have initial interest-only periods of 0 to 24 months and may then fully amortize over a term of 24 to 60 months and are secured by a blanket first lien, a specific asset lien on mission critical assets, or a blanket second lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments.

Certain of the loans in which we invest have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, we have invested in, and may in the future invest in or obtain significant exposure to “covenant-lite” loans, which generally are loans that do not have a complete set of financial maintenance covenants. Generally, covenant-lite loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, because we invest in and have exposure to covenant-lite loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. The pandemic has become increasingly widespread in the United States, including in the markets in which the Company primarily operates. As of the three and six months ended June 30, 2020, and subsequent to June 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. While several countries, as well as certain states in the United States, have begun to lift travel restrictions, business closures and other quarantine measures with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers, and deferred capital expenditures, which could impair their business on a permanent basis and additional portfolio companies may take similar actions. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders.

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, during which our employees primarily worked remotely without disruption to our operations. In May 2020, we began to allow healthy employees to work in the office if they so choose.

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

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. –For additional information, please refer to “Note 2 - Summary of Significant Accounting Policies” in the notes to the financial statements included with this quarterly report on Form 10-Q.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC 946 and measured in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that each of the portfolio investments is sold in a hypothetical transaction in the principal or, as applicable, most advantageous market using market participant assumptions as of the measurement date. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. The Company values its investments at fair value as determined in good faith by the Company’s Board of Directors (the “Board”) in accordance with the provisions of ASC 820 and the 1940 Act.

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

Investments recorded on the Company’s Consolidated Statements of Assets and Liabilities as of June 30, 2020 are categorized based on the inputs to the valuation techniques as follows:

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

Debt Securities

The debt investments identified in the Company’s Consolidated Schedule of Investments as of June 30, 2020 are secured loans, and equipment financings made to growth stage companies focused in technology, manufacturing, consumer and life sciences and other high growth industries, which are backed by a select group of leading venture capital investors.

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

In the Formation Transactions, the Legacy Funds were merged with and into the Company, and we issued 9,183,185 shares of our common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners/managers of the Legacy Funds (the “Legacy Investors”), to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

As part of the Formation Transactions, we also acquired 100% of the equity interests of Trinity Capital Holdings for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares of our common stock, totaling approximately $8.0 million, and approximately $2.0 million in cash. In connection with the acquisition of such equity interests, the Company also assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. As a result of the Formation Transactions, Trinity Capital Holdings became a wholly owned subsidiary of the Company.

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

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Agreement through our wholly owned subsidiary, Trinity Funding 1, LLC. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Agreement in amount of approximately $60 million. As of June 30, 2020, approximately $105 million was outstanding under the Credit Agreement.

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

Portfolio Composition and Investment Activity

Portfolio Composition

Through the Formation Transactions, we acquired the Legacy Assets, including the Legacy Portfolio, from the Legacy Funds, as well as Trinity Capital Holdings. The Legacy Portfolio became our investment portfolio. As of June 30, 2020, our investment portfolio had an aggregate fair value of approximately $418.8 million and was comprised of approximately $283.9 million in secured loans, $95.8 million in equipment financings, and $39.1 million in equity and equity-related investments, including warrants, across 83 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2020 are shown in following table:

		Fair
Type	Cost	Value
Secured Loans	66.8%	67.8%
Equipment Financings	21.9%	22.9%
Equity and Equity-Related	11.3%	9.3%
Total	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

		Fair
Geographic Region	Cost	Value
West	49.6%	49.0%
Northeast	23.8%	23.3%
South	7.4%	7.9%
Mountain	6.8%	7.2%
Canada	6.0%	5.8%
Midwest	5.4%	5.7%
Southeast	1.0%	1.1%
Total	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2020:

		Fair
Industry	Cost	Value
Professional, Scientific, and Technical Services	25.5%	25.2%
Manufacturing	20.3%	20.1%
Retail Trade	15.3%	15.6%
Information	7.6%	7.6%
Utilities	6.0%	6.2%
Agriculture, Forestry, Fishing and Hunting	5.5%	5.8%
Real Estate and Rental and Leasing	4.6%	4.7%
Finance and Insurance	4.1%	4.1%
Educational Services	3.2%	3.4%
Wholesale Trade	2.6%	2.8%
Administrative and Support and Waste Management and Remediation Services	2.0%	1.6%
Health Care and Social Assistance	1.6%	1.6%
Construction	1.7%	1.3%
Total	100.0%	100.0%

As of June 30, 2020, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.0 years. Additional information regarding our portfolio is set forth in the schedule of investments and the related notes thereto included with this quarterly report on Form 10-Q.

Investment Activity

During the six months ended June 30, 2020, we made an aggregate of approximately $46.8 million of investments in 9 new portfolio companies and approximately $54.7 million of investments in 11 existing portfolio companies. During the six months ended June 30, 2020, we received an aggregate of $82.2 million in proceeds from repayments of our investments.

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2020 (dollars in thousands):

	Investments at	Percentage of
Investment Risk Rating Scale Range	Fair Value	Total Portfolio
4.0 - 5.0	$63,877	16.8%
3.0 - 3.9	176,131	46.5%
2.0 - 2.9	135,718	35.7%
1.6 - 1.9	—	0.0%
1.0 - 1.5	3,956	1.0%
Total	$379,682	100.0%

At June 30, 2020, our loan and equipment financing investments had a weighted average risk rating score of 3.2.

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

At June 30, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $4.7 million, and a total fair market value of approximately $2.8 million, or 0.7%, of the fair value of the Company’s investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and six months ended June 30, 2020. Since the Company was formed on August 12, 2019, and commenced operations on January 16, 2020, there are no historical results for comparative purposes.

The following table represents our results of operations for the three and six months ended June 30, 2020 (in thousands):

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2020
Total investment income	$12,813	$23,673
Total expenses	(7,125)	(13,676)
Net investment income	5,688	9,997
Net realized gains (losses) on investments	(968)	(465)
Net unrealized gains (losses) on investments	2,162	(22,115)
Net increase (decrease) in net assets resulting from operations before formation costs	6,882	(12,583)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	(15,586)
Net increase (decrease) in net assets resulting from operations	$6,882	$(28,169)

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

For the three and six months ended June 30, 2020, total investment income was approximately $12.8 million and $23.7 million, respectively, which represents an approximate yield of 13.4% and 13.5%, respectively, on the investments during such periods.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation and general and administrative expenses. Our operating expenses totaled approximately $7.1 million and $13.7 million for the three and six months ended June 30, 2020, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $4.3 million and $8.6 million for the three and six months ended June 30, 2020, respectively, which is primarily comprised of interest and fees related to the Credit Agreement and the Notes. We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.5% for both the three and six months ended June 30, 2020.

Employee Compensation

Employee compensation and benefits totaled approximately $1.7 and $3.1 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company had 30 employees.

The Board has approved the 2019 Trinity Capital Inc. Long-Term Incentive Plan and the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, each to be effective upon receipt of exemptive relief from the SEC and stockholder approval of such plans. We have applied for an exemptive order from the SEC to permit us to issue certain securities under such plans. If exemptive relief is obtained, the Compensation Committee may award such securities in such amounts and on such terms as the Compensation Committee determines and consistent with any exemptive order the SEC may issue and the terms of such plans, as applicable. The SEC is not obligated to grant an exemptive order to allow this practice and will do so only if it determines that such practice is consistent with stockholder interests and does not involve overreaching by management or our Board. We cannot provide any assurance that we will receive such exemptive relief from the SEC.

General and Administrative Expenses

General and administrative expenses include legal, accounting and valuation fees, insurance premiums, rent, marketing and investor relations expenses, and other various expenses. Our general and administrative expenses totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2020, respectively.

Net Investment Income

As a result of approximately $12.8 million in total investment income as compared to approximately $7.1 million in total expenses, net investment income for the three months ended June 30, 2020 was approximately $5.7 million.

As a result of approximately $23.7 million in total investment income as compared to approximately $13.7 million in total expenses, net investment income for the six months ended June 30, 2020 was approximately $10.0 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. For the three and six months ended June 30, 2020, we realized net loss on investments of approximately $1.0 million and $0.5 million, respectively.

The net realized gains (losses) from the sales, repayments, or exits of investments during the three and six months ended June 30, 2020 were comprised of the following (in thousands):

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2020
Sales, repayments or exits of investments	$(37,685)	$(82,151)
Net realized gain (loss) on investments:
Gross realized gains	$368	$1,327
Gross realized losses	(1,336)	(1,792)
Total net realized gains (losses) on investments	$(968)	$(465)

Net Change in Unrealized Appreciation / (Depreciation) from Investments

Net change in unrealized appreciation (depreciation) from investments primarily reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses. The unrealized depreciation was due primarily to the uncertainty caused by the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance. See “COVID-19 Developments” for additional information.

Net unrealized gains and losses on investments for the three and six months ended June 30, 2020 is comprised of the following (in thousands):

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2020
Unrealized appreciation	$9,802	$4,470
Unrealized depreciation	(10,078)	(26,585)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses (1)	2,438	—
Total net unrealized gains (losses) on investments	$2,162	$(22,115)

(2)	The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period. Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reversal of unrealized appreciation (depreciation) was recorded during the quarter.

The changes in net unrealized appreciation (depreciation) from investments during the three months ended June 30, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Altierre Corporation	$2,110
Vertical Communications, Inc.	956
Nanotherapeutics, Inc.	869
Birchbox, Inc.	857
Petal Card, Inc.	544
Project Frog, Inc.	(602)
Atieva, Inc.	(2,107)
Vidsys, Inc.	(2,280)
Other, net	1,815
Total	$2,162

The changes in net unrealized appreciation (depreciation) from investments during the six months ended June 30, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Nanotherapeutics, Inc.	$1,155
Hytrust, Inc.	(538)
STS Media, Inc.	(637)
BaubleBar, Inc.	(1,011)
Edeniq, Inc.	(1,013)
UnTuckIt, Inc.	(1,562)
Project Frog, Inc.	(2,109)
Workwell Prevention & Care	(2,116)
Vertical Communications, Inc.	(2,912)
Atieva, Inc.	(2,955)
Vidsys, Inc.	(3,782)
Other, net	(4,635)
Total	$(22,115)

Net Increase (Decrease) in Net Assets Resulting from Operations Before Formation Costs

Net increase in net assets resulting from operations during the three months ended June 30, 2020 was approximately $6.9 million.

Net decrease in net assets resulting from operations before formation costs during the six months ended June 30, 2020 was approximately ($12.6) million.

Net Decrease in Net Assets Resulting from Operations and Earnings Per Share

During the three months ended June 30, 2020 both basic and fully diluted net change in net assets per common share were $0.38.

Costs related to the acquisition of Trinity Capital Holdings was approximately $13.5 million, and the cost related to the acquisition of the Legacy Funds was approximately $2.1 million (see “Item 1. Financial Statements – Note 12 – Formation Transactions”). The total cost of $15.6 million, when added to the net decrease in net assets resulting from operations before formation costs, resulted in a net decrease in net assets resulting from operations during the six months ended June 30, 2020 of approximately ($28.2) million. Both basic and fully diluted net change in net assets per common share were ($1.57) for the six months ended June 30, 2020.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including the Private Offerings, borrowings under the Credit Agreement, and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the Credit Agreement or any future credit facility, and proceeds from the turnover of our portfolio to finance our investment objectives and activities.

We may, from time to time, enter into additional credit facilities, increase the size of our existing Credit Agreement, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

During the six months ended June 30, 2020, cash provided by financing activities of $142.3 million was primarily used for the $89.5 million acquisition of the Legacy Funds in the Formation Transactions (see “Item 1. Consolidated Financial Statements – Note 12 Formation Transactions”).

At June 30, 2020, we had $92.0 million in available liquidity, including $21.8 million in cash and cash equivalents. We had available borrowing availability of $70.2 million under the Credit Agreement, subject to its terms and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At June 30, 2020, we had approximately $16.6 million of restricted cash which consists of approximately $15.8 million related to the Credit Agreement covenants, and approximately $0.8 million held in escrow related to the payout of a settlement with a former member of certain general partners of certain of the Legacy Funds.

Credit Agreement

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Agreement through our wholly owned subsidiary, Trinity Funding 1, LLC. The Credit Agreement matures on January 8, 2022, unless extended, and we have the ability to borrow up to an aggregate of $300.0 million. The Borrowings under the Credit Agreement generally bear interest at a rate of the three-month LIBOR plus 3.25%. We may utilize the leverage available under the Credit Agreement to finance future investments. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Agreement in amount of approximately $60 million. As of June 30, 2020, approximately $105 million was outstanding under the Credit Agreement. During the three and six months ended June 30, 2020, we repaid approximately $25 million and $85 million, respectively, on the Credit Agreement.

The following table summarizes the interest expense and amortization of financing costs incurred on the Credit Agreement for the three and six months ended June 30, 2020 (dollars in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2020
Borrowing interest expense	$1,287	$3,000
Amortization of deferred financing costs	473	907
Total interest and amortization of deferred financing costs	$1,760	$3,907

Weighted average interest rate	3.96%	4.44%
Weighted average outstanding balance	$128,626	$139,057

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

The Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2020. The Notes are direct, general unsecured obligations of us and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Notes. The Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities including, without limitation, borrowings under the Credit Agreement, and effectively subordinated to any indebtedness that is secured.

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

The following table summarizes the interest expense and amortization of financing costs incurred on the Notes for the three and six months ended June 30, 2020 (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2020
Notes interest expense	$2,212	$4,059
Amortization of deferred financing costs	277	509
Total interest and amortization of deferred financing costs	$2,489	$4,568

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective September 28, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2020, our asset coverage ratio was approximately 199.14% and our asset coverage ratio per unit was approximately $1,991. We target a leverage range of between 1.15x and 1.35x.

Commitments

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

As of June 30, 2020, the Company had $1.4 million of unfunded commitments to one portfolio company, Exela Inc., which are available at the request of the portfolio company and unencumbered by milestones. The fair value of this unfunded commitment is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

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

Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of June 30, 2020.

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2020, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
Credit Agreement	$—	$105,000	$—	$—	$105,000
7.00% Notes due 2025	—	—	125,000	—	125,000
Operating Lease (1)	111	1,068	731	1,640	3,550
Total Contractual Obligations	$111	$106,068	$125,731	$1,640	$233,550

(1)	Relates to lease for the Company’s office which expires on July 31, 2022 and is subject to a five-year extension option. The Company has recorded this lease as a right-of-use asset and lease liability in its financial statements.

Distributions

We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2020. To obtain and maintain our tax treatment as a RIC, we must timely distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:

●	investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for distributions paid, for such taxable year; and
●	net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or we are not treated as distributing) during each calendar year an amount at least equal to the sum of:

●	98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
●	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and

●	100% of any income or net capital gains that we recognized in preceding years, but were not distributed in such years, and on which we paid no U.S. federal income tax.

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

During the six months ended June 30, 2020, the Company declared a quarterly distribution on May 7, 2020 of $0.22 per share that was paid on June 5, 2020 to stockholders of record as of May 29, 2020. The distribution included approximately $2.9 million in cash and 87,388 shares issued pursuant to the Company’s distribution reinvestment plan.

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

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements are intended to provide our directors and executive officers with the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

Recent Developments

Appointment of Certain Officers

On and effective July 22, 2020, the Board appointed Sarah Stanton as the Company’s General Counsel and Secretary. In connection with Ms. Stanton’s appointment as General Counsel, Mr. Harvey was appointed as the Company’s Chief Legal Officer and will continue to serve as the Company’s Chief Compliance Officer

In connection with such appointment of Ms. Stanton, Susan Echard resigned as the Company’s Secretary on and effective July 22, 2020 but will remain the Company’s Chief Financial Officer and Treasurer.

Distribution Declaration

On August 10, 2020, the Board declared a quarterly distribution of $0.27 per share payable on September 4, 2020 to stockholders of record as of August 21, 2020.

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

As of June 30, 2020, approximately 8.3% of our debt investments at fair value represented floating-rate investments and approximately 91.7% of our debt investments at fair value represented fixed-rate investments. In addition, borrowings under the Credit Agreement are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%.

Based on our Consolidated Statements of Operations as of June 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) and the Credit Agreement, assuming each floating rate investment is subject to three-month LIBOR and there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$406	$3,150	$(2,744)
Up 200 basis points	$248	$2,100	$(1,852)
Up 100 basis points	$10	$1,050	$(1,040)
Down 100 basis points	$—	$(298)	$298
Down 200 basis points	$—	$(298)	$298
Down 300 basis points	$—	$(298)	$298

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of June 30, 2020, we had one portfolio company located outside of the U.S. Payments from such portfolio company are received in U.S. dollars. No other investments at June 30, 2020 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of our amended registration statement on Form 10 filed with the SEC on March 13, 2020 and in Part II, “Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 14, 2020, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described below and in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations. Other than as described below, during the six months ended June 30, 2020, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

The COVID-19 pandemic has created disruption and instability, but may create attractive investment opportunities.

The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the global economy, including in the United States, as cross border commercial activity and market sentiment have been negatively impacted by the pandemic and government and other measures seeking to contain its spread. We believe that attractive investment opportunities may present themselves during this volatile period in particular, especially if the spread of the COVID-19 pandemic can be contained, and during other periods of market volatility, including opportunities to make acquisitions of other companies or investment portfolios at compelling values. However, periods of market disruption and instability, like the one we are experiencing currently, may adversely affect the Company’s access to sufficient debt and equity capital in order to take advantage of attractive investment and acquisition opportunities that are created during these periods. In addition, the debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future.

The COVID-19 pandemic has caused severe disruptions in the global economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in widespread outbreaks of illness and numerous deaths, adversely impacted global and U.S. commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries, including the U.S. and states in which our portfolio companies operate, have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.

While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including manufacturing and retail. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of this quarterly report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

Further, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows.

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

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non- accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a business development company, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of the COVID-19 pandemic spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

We and our third party providers are currently impacted by quarantines and similar measures being enacted by governments in response to the COVID-19 pandemic that are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the COVID-19 pandemic, we instituted a work from home policy until it was deemed safe to return to the office. We have since reopened our principal office but permit employees to work from home on a voluntary basis. An extended period of remote working, whether by us or our third party providers, could strain technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

Falling interest rates may negatively impact our investment income.

As a result of the decision by the Federal Reserve Board to decrease the target range for the federal funds rate in response to the COVID-19 pandemic, interest rates have decreased. Some of our credit agreements with our portfolio companies utilize the prime rate as a factor in determining interest rate. However, under the Credit Agreement with Credit Suisse, borrowing generally will bear interest at a rate of the three-month LIBOR plus 3.25%. Accordingly, a reduction in interest rates will result in a decrease in our total investment income unless limited by interest rate floors. Further, our net investment income could decrease if there is not a corresponding decrease in the interest that we pay on our borrowings.

Our investments in the life sciences industry are subject to various risks, including extensive government regulation, litigation risk and certain other risks particular to that industry, which may adversely affect the performance of such investments.

We may invest in companies in the life sciences industry that are subject to extensive regulation by the Food and Drug Administration and to a lesser extent, other federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life sciences industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed, including in response to any supply chain disruptions resulting from the COVID-19 pandemic. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us and consequently may adversely affect the performance of such investments.

Our Bylaws include an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.

Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of the Company’s director, officer or other agent to the Company or to its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine.

This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for stockholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision.

The exclusive forum selection provision in our Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2020, pursuant to its distribution reinvestment plan, the Company issued 87,388 shares of its common stock, at a price of $12.44 per share, to stockholders of record as of May 29, 2020 that did not opt out of the Company’s distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act.

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

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: August 12, 2020	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2020	By:	/s/ Susan Echard
Susan Echard
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)