Form 10-Q
period 2020-09-30
Trinity Capital Inc.
filed 2020-11-12
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 12, 2020, the registrant had 18,236,043 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10-Q

		PAGE NO.
PART I	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2020 (unaudited) and December 31, 2019	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and the period August 12, 2019 (date of inception) to September 30, 2019 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2020 and the period August 12, 2019 (date of inception) to September 30, 2019 (unaudited)	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2020 and the period August 12, 2019 (date of inception) to September 30, 2019 (unaudited)	7
	Consolidated Schedule of Investments as of September 30, 2020 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4.	Controls and Procedures	67
PART II	OTHER INFORMATION	67
Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Mine Safety Disclosures	75
Item 5.	Other Information	75
Item 6.	Exhibits	76
SIGNATURES		77

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $57,147 and $0, respectively)	$49,797	$—
Affiliate investments (cost of $25,760 and $0, respectively)	26,231	—
Non-control / Non-affiliate investments (cost of $356,415 and $0, respectively)	349,456	—
Total investments (cost of $439,322 and $0, respectively)	425,484	—
Cash and cash equivalents	36,323	—
Restricted cash	16,331	—
Interest receivable	3,158	—
Deferred financing costs	—	3,525
Deferred offering costs	—	2,677
Prepaid expenses	511	—
Other assets	621	—
Total assets	$482,428	$6,202

LIABILITIES
Credit facility, net of $2,589 and $0, respectively, of unamortized deferred financing costs	$112,411	$—
Notes payable, net of $4,822, and $0, respectively, of unamortized deferred financing costs	120,178	—
Accounts payable and accrued liabilities	5,051	5,668
Due to related party	—	1,058
Other liabilities	7,463	—
Total liabilities	245,103	6,726

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 18,236,043 and 10 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	18	—
Paid-in capital in excess of par	262,534	—
Distributable earnings (accumulated loss)	(25,227)	(524)
Total net assets	237,325	(524)
Total liabilities and net assets	$482,428	$6,202
NET ASSET VALUE PER SHARE	$13.01	$(52,418.20)

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

			For the Period
	For the Three	For the Nine	of August 12, 2019
	Months Ended	Months Ended	(date of inception)
	September 30, 2020	September 30, 2020	to September 30, 2019
INVESTMENT INCOME:
Interest income:
Control investments	$1,045	$2,617	$—
Affiliate investments	144	876	—
Non-Control / Non-Affiliate investments	11,372	33,322	—
Total interest income	12,561	36,815	—
Fee income:
One-time fee income:
Non-Control / Non-Affiliate investments	968	2,806	—
Total fee income	968	2,806	—
Total investment income	13,529	39,621	—

EXPENSES:
Interest expense and other debt financing costs	3,965	12,554	—
Compensation and benefits	2,782	5,841	—
General and administrative	1,237	3,265	38
Total expenses	7,984	21,660	38

NET INVESTMENT INCOME	5,545	17,961	(38)

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	—	—
Affiliate investments	—	—	—
Non-Control / Non-Affiliate investments	(1,490)	(4,374)	—
Net realized loss from investments	(1,490)	(4,374)	—

NET CHANGE IN UNREALIZED APPRECIATION / (DEPRECIATION) FROM INVESTMENTS:
Control investments	818	(7,350)	—
Affiliate investments	2,605	471	—
Non-Control / Non-Affiliate investments	4,856	(6,957)	—
Net change in unrealized appreciation/(depreciation) from investments	8,279	(13,836)	—

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS BEFORE FORMATION COSTS	12,334	(249)	(38)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	(15,586)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,334	$(15,835)	$(38)

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.31	$1.00	$ N/M

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.68	$(0.88)	N/M

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	18,166,491	18,033,173	10

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

For the Three Months Ended September 30, 2020:

				Distributable
				Earnings
	Common Stock		Paid In Capital	(Accumulated	Total
	Shares	Par Value	in Excess of Par	Loss)	Net Assets
Balance as of June 30, 2020 (unaudited)	18,137,600	$18	$261,292	$(32,664)	$228,646
Distributions to stockholders	—	—	—	(4,897)	(4,897)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,545	5,545
Net realized gain (loss) from investments	—	—	—	(1,490)	(1,490)
Net unrealized appreciation (depreciation) from investments	—	—	—	8,279	8,279
Issuance of common stock pursuant to distribution reinvestment plan	98,443		1,242	—	1,242
Balance as of September 30, 2020 (unaudited)	18,236,043	$18	$262,534	$(25,227)	$237,325

For the Nine Months Ended September 30, 2020:

				Distributable
			Paid In Capital	Earnings
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2019 (audited)	10	$—	$—	$(524)	$(524)
Issuance of shares related to Formation Transaction (1)	9,716,517	10	145,738	—	145,748
Issuance of common stock, net of issuance costs	8,333,333	8	114,463	—	114,471
Distributions to stockholders	—	—	—	(8,868)	(8,868)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	17,961	17,961
Net realized gain (loss) from investments	—	—	—	(4,374)	(4,374)
Net unrealized appreciation (depreciation) from investments	—	—	—	(13,836)	(13,836)
Issuance of common stock pursuant to distribution reinvestment plan	186,183	—	2,333	—	2,333
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(15,586)	(15,586)
Balance as of September 30, 2020 (unaudited)	18,236,043	$18	$262,534	$(25,227)	$237,325

(1)	See “Note 1 - Organization and Basis of Presentation” and “Note 12 - Formation Transactions”.

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

For the Period August 12, 2019 (date of inception) to September 30, 2019:

				Distributable
			Paid In Capital	Earnings
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of August 12, 2019 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs	10	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	(38)	(38)
Balance as of September 30, 2019 (unaudited)	10	$—	$—	$(38)	$(38)

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

		For the Period August 12, 2019
	For the Nine Months Ended	(date of inception)
	September 30, 2020	to September 30, 2019
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(15,835)	$(38)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(137,505)	—
Proceeds from sales and paydowns of investments	118,644	—
Net change in unrealized depreciation from investments	13,836	—
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	15,586	—
Net realized gain/(loss) from investments	4,374	—
Accretion of original issue discounts and end of term payments on investments	(7,810)	—
Amortization of deferred financing costs	2,182	—
Depreciation of fixed assets	33	—
Change in operating assets and liabilities
Increase in interest receivable	(2,045)	—
Increase in prepaid expenses	(511)	—
Increase in other assets	(250)	—
Increase in accounts payable and accrued liabilities	3,404	—
Decrease in due to related party	(1,058)	38
Increase in other liabilities	3,053	—
Net cash used in operating activities	(3,902)	—

Cash flows used in investing activities:
Formation Transactions of Legacy Funds, net of cash acquired (1)	(89,515)	—
Acquisition of Trinity Capital Holdings	(2,211)	—
Acquisition of fixed assets	(61)	—
Net cash used in investing activities	(91,787)	—

Cash flows provided by (used in) financing activities
Issuance of common stock	125,000	—
Common stock issuance costs	(10,529)	—
Proceeds from issuance of notes payable	125,000	—
Financing costs paid related to notes payable	(5,610)	—
Distributions paid	(6,535)	—
Proceeds under credit facility	10,000	—
Repayments under credit facility	(85,000)	—
Financing costs paid related to credit facility	(3,983)	—
Net cash provided by financing activities	148,343	—

Net increase in cash, cash equivalents and restricted cash	52,654	—
Cash, beginning of period	—	—
Cash, cash equivalents and restricted cash at end of period	$52,654	$—

Supplemental and non-cash investing and financing activities:
Cash paid for interest	$9,592	$—
Shares issued to Trinity Capital Holdings (1)	$8,000	$—
Assumption of severance liability (1)	$3,508	$—
Shares issued to the Legacy Investors as part of the Formation Transactions (1)	$137,748	$—
Issuance of common stock pursuant to distribution reinvestment plan	$2,333	$—
Non-cash settlement of investments	$731	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	As of September 30,
	2020	2019
Cash and cash equivalents	$36,323	$—
Restricted cash	16,331	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$52,654	$—

(1)	See “Note 1 - Organization and Basis of Presentation” and “Note 12 - Formation Transactions”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation (2)
CleanPlanet Chemical, Inc.	Equipment Financing	January 1, 2022	Fixed interest rate 9.2%; EOT 9.0%	$1,526	$1,800	$1,755
	Equipment Financing	May 1, 2022	Fixed interest rate 9.5%; EOT 9.0%	380	429	421
	Equipment Financing	August 1, 2022	Fixed interest rate 9.8%; EOT 9.0%	466	513	503
	Equipment Financing	February 1, 2023	Fixed interest rate 9.9%; EOT 9.0%	937	979	979
Total CleanPlanet Chemical, Inc.				3,309	3,721	3,658

Seaon Environmental, LLC	Equipment Financing	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$2,374	$2,562	$2,495

Sub-total: Administrative and Support and Waste Management and Remediation (2.6%)*				$5,683	$6,283	$6,153

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Equipment Financing	January 1, 2023	Fixed interest rate 8.5%; EOT 8.5%	$2,762	$3,000	$2,879
	Equipment Financing	February 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,718	2,880	2,918
	Equipment Financing	May 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	3,346	3,513	3,542
Total Bowery Farming, Inc.				8,826	9,393	9,339

Robotany, Inc.	Equipment Financing	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,747	$1,736	$1,761

Sub-total: Agriculture, Forestry, Fishing and Hunting (4.7%)*				$10,573	$11,129	$11,100

Construction
Dandelion Energy, Inc.	Equipment Financing	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$490	$488	$500

Project Frog, Inc. (7)	Secured Loan	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,029	$4,018

Sub-total: Construction (1.9%)*				$4,618	$4,517	$4,518

Educational Services (2)
Examity, Inc.	Secured Loan	February 1, 2022	Fixed interest rate 11.5%; EOT 8.0%	$4,211	$4,698	$4,591
	Secured Loan	February 1, 2022	Fixed interest rate 11.5%; EOT 4.0%	1,985	2,095	2,096
	Secured Loan	January 1, 2023	Fixed interest rate 12.25%; EOT 4.0%	1,069	1,103	1,100
Total Examity, Inc.				7,265	7,896	7,787

Qubed, Inc. dba Yellowbrick	Secured Loan	April 1, 2023	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 5.0% (18)	$2,000	$2,033	$2,035
	Secured Loan	October 1, 2023	Fixed interest rate 11.5%; EOT 4.0%	500	501	508
Total Qubed, Inc. dba Yellowbrick				2,500	2,534	2,543

Sub-total: Educational Services (4.4%)*				$9,765	$10,430	$10,330

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Debt Securities, Continued

Finance and Insurance (2)
DailyPay, Inc.	Secured Loan (19) (23)	October 1, 2024	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (18)	$340	$—	$—

Petal Card, Inc.	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$9,952	$10,043

Sub-total: Finance and Insurance (4.2%)*				$10,340	$9,952	$10,043

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Secured Loan	April 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (18)	$5,000	$4,774	$4,774

WorkWell Prevention & Care	Secured Loan	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,591	$3,383
	Secured Loan	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	700	729	701
Total WorkWell Prevention & Care (7)				4,070	4,320	4,084

Sub-total: Health Care and Social Assistance (3.7%)*				$9,070	$9,094	$8,858

Information (2)
Figg, Inc.	Secured Loan	January 1, 2022	Fixed interest rate 12.0%; EOT 5.0%	$1,467	$1,584	$1,589

Firefly Systems, Inc.	Equipment Financing	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$4,372	$4,401	$4,314
	Equipment Financing	September 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	3,472	3,519	3,519
	Equipment Financing	October 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	419	423	423
Total Firefly Systems, Inc.				8,263	8,343	8,256

Gobiquity, Inc.	Equipment Financing	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$352	$434	$436

Hytrust, Inc.	Secured Loan	February 1, 2021	Fixed interest rate 11.1%; EOT 10.5%	$482	$993	$790

Oto Analytics, Inc.	Secured Loan	March 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	$8,222	$8,615	$8,659

RapidMiner, Inc.	Secured Loan	October 1, 2023	Fixed interest rate 12.0%; EOT 7.5%	$10,000	$10,011	$9,999

Smule, Inc.	Secured Loan	January 1, 2022	Fixed interest rate 0.0% (24)	$204	$204	$185

STS Media, Inc. (9)	Secured Loan	May 1, 2022	Fixed interest rate 11.9%; EOT 4.0%	$7,811	$737	$100

Unitas Global, Inc.	Equipment Financing	July 1, 2021	Fixed interest rate 9.0%; EOT 12.0%	$861	$1,195	$1,169
	Equipment Financing	April 1, 2021	Fixed interest rate 7.8%; EOT 6.0%	104	124	124
Total Unitas Global, Inc.				965	1,319	1,293

Sub-total: Information (13.2%)*				$37,766	$32,240	$31,307

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing (2)
AyDeeKay LLC	Secured Loan	October 1, 2022	Variable interest rate PRIME + 7.5% or Floor rate 10.75%; EOT 3.0% (18)	$11,325	$11,578	$11,220

BHCosmetics, LLC	Equipment Financing	March 1, 2021	Fixed interest rate 8.9%; EOT 5.0%	$262	$318	$319
	Equipment Financing	April 1, 2021	Fixed interest rate 8.7%; EOT 5.0%	314	368	369
Total BHCosmetics, LLC				576	686	688

Footprint International Holding, Inc.	Equipment Financing	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$15,747	$16,068	$15,979
	Secured Loan	July 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	7,000	7,031	7,100
Total Footprint International Holding, Inc.				22,747	23,099	23,079

Happiest Baby, Inc.	Equipment Financing	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$1,052	$1,141	$1,119
	Equipment Financing	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	841	901	904
	Equipment Financing	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	800	843	848
	Equipment Financing	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	985	1,023	1,013
	Equipment Financing	January 1, 2024	Fixed interest rate 7.8%; EOT 9.5%	1,344	1,347	1,347
Total Happiest Baby, Inc.				5,022	5,255	5,231

Health-Ade, LLC	Equipment Financing	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$1,657	$2,142	$2,148
	Equipment Financing	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	931	1,154	1,155
	Equipment Financing	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	2,257	2,682	2,690
Total Health-Ade, LLC				4,845	5,978	5,993

Mainspring Energy, Inc.	Secured Loan	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$9,276	$9,404	$9,316

Miyoko's Kitchen	Equipment Financing	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$660	$685	$677
	Equipment Financing	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	957	964	964
Total Miyoko's Kitchen				1,617	1,649	1,641

Molekule, Inc.	Equipment Financing	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$2,707	$2,713	$2,693
	Equipment Financing	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	581	581	581
Total Molekule, Inc.				3,288	3,294	3,274

Second Nature Brands, Inc.	Equipment Financing	April 1, 2024	Fixed interest rate 9.7%; EOT 11.50%	$2,356	$2,274	$2,274

Store Intelligence, Inc. (8)	Secured Loan	June 1, 2024	Fixed interest rate 12.0%; EOT 7.8%	$12,001	$12,143	$12,139

Vertical Communications, Inc.	Secured Loan	November 1, 2024	Fixed interest rate 9.5%; EOT 26.4%	$12,000	$12,705	$12,279
	Secured Loan	July 1, 2022	Fixed interest rate 9.5%	924	924	922
Total Vertical Communications, Inc. (7)				12,924	13,629	13,201

Sub-total: Manufacturing (37.1%)*				$85,977	$88,989	$88,056

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Pharmaceutical (2)
Exela Pharma Sciences, LLC	Equipment Financing	October 1, 2021	Fixed interest rate 11.4%; EOT 11.0%	$2,595	$3,227	$3,203
	Equipment Financing (19)	January 1, 2022	Fixed interest rate 11.6%; EOT 11.0%	1,372	231	224
Total Exela Pharma Sciences, LLC				3,967	3,458	3,427

Zosano Pharma Corporation	Equipment Financing	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$2,537	$2,992	$2,821
	Equipment Financing	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	1,655	1,881	1,809
	Equipment Financing	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,728	1,858	1,850
	Equipment Financing	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,905	2,002	2,026
	Equipment Financing	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	1,396	1,481	1,481
Total Zosano Pharma Corporation				9,221	10,214	9,987

Sub-total: Pharmaceutical (5.7%)*				$13,188	$13,672	$13,414

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Secured Loan	April 1, 2023	Fixed interest rate 12.0%; EOT 6.5%	$9,422	$9,498	$9,512

BackBlaze, Inc.	Equipment Financing	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$1,011	$1,130	$1,128
	Equipment Financing	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	129	141	141
	Equipment Financing	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	990	1,071	1,068
	Equipment Financing	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	195	209	208
	Equipment Financing	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	200	214	212
	Equipment Financing	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	201	213	211
	Equipment Financing	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	670	711	703
	Equipment Financing	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	885	931	922
	Equipment Financing	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	770	806	797
	Equipment Financing	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	784	817	808
	Equipment Financing	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	680	708	700
	Equipment Financing	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	205	212	214
	Equipment Financing	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	1,327	1,367	1,360
	Equipment Financing	August 1, 2024	Fixed interest rate 7.5%; EOT 11.5%	1,416	1,436	1,436
	Equipment Financing (19)	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	—	1	1
Total BackBlaze, Inc.				9,463	9,967	9,909

Cuebiq, Inc.	Secured Loan	April 1, 2024	Variable interest rate PRIME + 7.25% or Floor rate 12%; EOT 4.5% (18)	$5,000	$5,005	$5,035

Edeniq, Inc.	Secured Loan	June 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	$3,401	$1,464	$1,204
	Secured Loan	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	2,554	1,034	909
Total Edeniq, Inc. (7) (9)				5,955	2,498	2,113

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Professional, Scientific, and Technical Services, Continued
Hologram Inc.	Secured Loan	February 1, 2024	Variable interest rate PRIME + 6.25% or Floor rate 11.25%; EOT 5.0% (18)	$3,000	$2,986	$3,228

iHealth Solutions, LLC	Secured Loan	December 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 12.0%; EOT 10% (18)	$4,000	$4,211	$4,000

Incontext Solutions, Inc.	Secured Loan	October 1, 2023	Fixed interest rate 11.75%; EOT 11.4%	$5,649	$7,317	$7,083

Machine Zone, Inc.	Equipment Financing	January 1, 2020	Fixed interest rate 6.0%; EOT 19.8% (16)	$—	67	67

Matterport, Inc.	Secured Loan	May 1, 2022	Fixed interest rate 11.5%; EOT 5.0%	$5,976	$6,348	$6,262

Pendulum Therapeutics, Inc.	Equipment Financing	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$381	$363	$392
	Equipment Financing	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	2,264	2,312	2,301
	Equipment Financing	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	665	663	666
	Equipment Financing	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	955	946	946.00
Total Pendulum Therapeutics, Inc.				4,265	4,284	4,305

Reciprocity, Inc.	Secured Loan	October 1, 2024	Variable interest rate PRIME + 8.00% or Floor rate 11.3%; EOT 2.0% (18)	$10,000	$9,829	$9,829

Sun Basket, Inc.	Secured Loan	May 1, 2022	Fixed interest rate 11.8%; EOT 5.0%	$8,977	$9,534	$9,470

Utility Associates, Inc. (9)	Secured Loan	October 1, 2023	Fixed interest rate 11.0%	$750	$830	$594

Vidsys, Inc.	Secured Loan	November 1, 2020	Fixed interest rate 12.0% (8.0% current + 4.0% PIK) (9) (17)	$5,000	$4,896	$1,290
	Secured Loan	October 1, 2023	Fixed interest rate 0.0% (24)	1,600	—	—
Total Vidsys, Inc. (8)				6,600	4,896	1,290

Sub-total: Professional, Scientific, and Technical Services (30.6%)*				$79,057	$77,270	$72,697

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Real Estate and Rental and Leasing (2)
EquipmentShare, Inc.	Equipment Financing	July 1, 2023	Fixed interest rate 10.7%; EOT 5.0%	$8,187	$8,270	$8,241
	Equipment Financing	August 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	936	944	944
	Equipment Financing	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	2,062	2,074	2,074
	Equipment Financing	October 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	3,705	3,713	3,713
	Equipment Financing	October 1, 2024	Fixed interest rate 8.3%; EOT 10.0%	456	456	456
Total EquipmentShare, Inc.				15,346	15,457	15,428

Knockaway, Inc.	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,068	$10,066
	Secured Loan	February 1 , 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,510	2,547
	Secured Loan	March 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,507	2,546
Total Knockaway, Inc.				15,000	15,085	15,159

Wanderjaunt, Inc.	Equipment Financing	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$421	$410	$436
	Equipment Financing	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	1,333	1,396	1,364
Total Wanderjaunt, Inc.				1,754	1,806	1,800

Sub-total: Real Estate and Rental and Leasing (13.6%)*				$32,100	$32,348	$32,387

Retail Trade (2)
Birchbox, Inc. (7)	Secured Loan	July 1, 2024	Fixed interest rate 9.0%; EOT 3.0%	$10,000	$10,397	$9,924

Gobble, Inc.	Secured Loan	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$3,726	$3,798	$3,759
	Secured Loan	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,872	1,908	1,913
Total Gobble Inc.				5,598	5,706	5,672

Madison Reed, Inc.	Secured Loan	May 1, 2024	Variable interest rate PRIME + 6.0% or Floor rate 10.3%; EOT 4.0% (18)	$17,500	$17,391	$17,700

UnTuckIt, Inc.	Secured Loan	June 1, 2024	Fixed interest rate 12.0%; EOT 5.0%	$20,000	$21,107	$19,605

Sub-total: Retail Trade (22.3%)*				$53,098	$54,601	$52,901

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Utilities (2)
Invenia, Inc.	Secured Loan	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$7,258	$7,733	$7,654
	Secured Loan	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	3,620	3,832	3,838
	Secured Loan	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,000	3,043	3,159
	Secured Loan	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,000	4,085	4,210
	Secured Loan	July 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	4,000	4,025	4,070
Total Invenia, Inc. (21)				21,878	22,718	22,931

Sub-total: Utilities (0.0%)*				$21,878	$22,718	$22,931

Wholesale Trade
BaubleBar, Inc.	Secured Loan	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$6,305	$7,099	$6,644

GrubMarket, Inc.	Secured Loan	July 1, 2024	Fixed interest rate 10.5%; EOT 3.0%	$10,000	$9,830	$10,037

Sub-total: Wholesale Trade (7.0%)*				$16,305	$16,929	$16,681

Total: Debt Securities (160.7%)* (22)				$389,418	$390,172	$381,376

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Warrant	June 10, 2029	Common Stock	68,863	$5.08	$410	$395

Mainspring Energy, Inc.	Warrant	July 9, 2029	Common Stock	140,186	$1.15	$283	$385

Robotany, Inc.	Warrant	July 19, 2029	Common Stock	23,579	$1.52	$128	$39

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*						$821	$819

Construction (2)
Project Frog, Inc. (7)	Warrant	July 26, 2026	Preferred Series AA	391,990	$0.19	$18	$2

Sub-Total: Construction (0.0%)*						$18	$2

Educational Services (2)
Qubed, Inc. dba Yellowbrick	Warrant	September 28, 2028	Common Stock	526,316	$0.38	$120	$262

Sub-Total: Educational Services (0.1%)*						$120	$262

Finance and Insurance (2)
DailyPay, Inc.	Warrant	September 30, 2030	Common Stock	62,485	$3.00	$89	$89

Petal Card, Inc.	Warrant	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$371

Realty Mogul, Co	Warrant	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$140

Sub-Total: Finance and Insurance (0.3%)*						$521	$600

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Warrant	September 30, 2030	Common Stock	76,231	$1.76	$177	$177

Sub-Total: Health Care and Social Assistance (0.1%)*						$177	$177

Information (2)
Convercent, Inc.	Warrant	November 30, 2025	Preferred Series 1	3,139,579	$0.16	$924	$816

Figg, Inc. (20)	Warrant	March 31, 2028	Common Stock	935,198	$0.07	$—	$—

Everalbum, Inc.	Warrant	July 29, 2026	Preferred Series A	851,063	$0.10	$24	$6

Firefly Systems, Inc.	Warrant	January 29, 2030	Common Stock	133,147	$1.14	$282	$236

Gtxcel, Inc.	Warrant	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$11
	Warrant	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	11
Total Gtxcel, Inc.						166	22

Hytrust, Inc.	Warrant	June 23, 2026	Preferred Series D2	424,808	$0.82	$172	$—

Lucidworks, Inc.	Warrant	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$752

Market6	Warrant	November 19, 2020	Preferred Series B	53,410	$1.65	$29	$—

Oto Analytics, Inc.	Warrant	August 31, 2028	Preferred Series B	1,018,718	$0.79	$295	$213

RapidMiner, Inc.	Warrant	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$342

STS Media, Inc.	Warrant	March 15, 2028	Preferred Series C	20,210	$24.74	$—	$—

Sub-Total: Information (1.0%)*						$3,226	$2,387

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Manufacturing (2)
Atieva, Inc.	Warrant	March 31, 2027	Preferred Series D	390,016	$5.13	$3,067	$950
	Warrant	September 8, 2027	Preferred Series D	195,008	$5.13	1,533	475
Total Atieva, Inc.						4,600	1,425

AyDeeKay LLC	Warrant	March 30, 2028	Preferred Series G	6,250	$35.42	$23	$22

Footprint International Holding, Inc.	Warrant	February 14, 2030	Common Stock	26,852	$0.31	$5	$21
	Warrant	June 22, 2030	Common Stock	10,836	$0.31	4	9
Total Footprint International Holding, Inc.						9	30

Happiest Baby, Inc.	Warrant	May 16, 2029	Common Stock	182,554	$0.33	$194	$127

Hexatech, Inc. (20)	Warrant	April 2, 2022	Preferred Series A	226	$2.77	$—	$—

Lensvector, Inc.	Warrant	December 30, 2021	Preferred Series C	85,065	$1.18	$32	$—

Molekule, Inc.	Warrant	June 19, 2030	Preferred Series C-1	32,051	3.12	$16	$19

SBG Labs, Inc.	Warrant	June 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$8
	Warrant	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	5
	Warrant	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	4
	Warrant	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	2
	Warrant	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	2
	Warrant	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	2
	Warrant	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	1
	Warrant	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	66
	Warrant	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	39
Total SBG Labs, Inc.						217	129

Vertical Communications, Inc. (7) (20)	Warrant	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

Sub-Total: Manufacturing (0.74%)*						$5,091	$1,752

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Pharmaceutical (2)
Nanotherapeutics, Inc. (8)	Warrant	November 14, 2021	Common Stock	67,961	$1.03	$1,122	$1,657

Zosano Pharma Corporation	Warrant	September 25, 2025	Common Stock	75,000	$3.59	$69	$64

Sub-Total: Pharmaceutical (0.7%)*						$1,191	$1,721

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Warrant	September 3, 2029	Preferred Series B	1,379,028	$1.21	$449	$267

Continuity, Inc.	Warrant	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$32

Crowdtap, Inc.	Warrant	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$89
	Warrant	November 30, 2027	Preferred Series B	100,000	$1.09	9	20
Total Crowdtap, Inc.						51	109

Dynamics, Inc.	Warrant	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Warrant	July 28, 2027	Common Stock	497,183	$0.30	$186	$78
	Warrant	July 28, 2027	Preferred Series A	104,284	$7.49	15	17
	Warrant	July 28, 2027	Preferred Series AA-1	106,841	$7.49	15	16
Total E La Carte, Inc.						216	111

Edeniq, Inc.	Warrant	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$—
	Warrant	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	—
	Warrant	March 12, 2028	Preferred Series C	5,106,972	$0.44	—	—
	Warrant	October 15, 2028	Preferred Series C	3,850,294	$0.01	—	—
Total Edeniq, Inc. (7)(20)						—	—

Fingerprint Digital, Inc.	Warrant	April 29, 2026	Preferred Series B	48,102	$10.39	$165	$102

Hologram, Inc.	Warrant	January 27, 2030	Common Stock	193,054	$1.37	$49	$35

Hospitalists Now, Inc.	Warrant	March 30, 2026	Preferred Series D2	135,807	$5.89	$71	$169
	Warrant	December 6, 2026	Preferred Series D2	750,000	$5.89	391	932
Total Hospitalists Now, Inc.						462	1,101

Incontext Solutions, Inc.	Warrant	September 28, 2028	Preferred Series AA-1	332,858	$1.47	$34	$—

Matterport, Inc.	Warrant	April 20, 2028	Common Stock	143,813	$1.43	$434	$461

Pendulum Therapeutics, Inc.	Warrant	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$20
	Warrant	July 15, 2030	Preferred Series B	36,842	$1.90	36	14
Total Pendulum Therapeutics, Inc.						80	34

Reciprocity, Inc.	Warrant	September 25, 2030	Common Stock	114,678	$4.17	$99	$101

Resilinc, Inc.	Warrant	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$87

Reterro, Inc.	Warrant	October 30, 2025	Common Stock	12,841	$20.00	$—	$—
	Warrant	October 31, 2026	Common Stock	15,579	$50.00	—	—
Total Reterro, Inc. (20)						—	—

Saylent Technologies, Inc.	Warrant	March 31, 2027	Preferred Series C	24,096	$9.96	$108	$70

Sun Basket, Inc.	Warrant	October 5, 2027	Preferred Series C-2	249,306	$6.02	$111	$155

Utility Associates, Inc.	Warrant	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$5
	Warrant	May 1, 2026	Preferred Series A	60,000	$4.54	36	3
	Warrant	May 22, 2027	Preferred Series A	200,000	$4.54	120	12
Total Utility Associates, Inc.						211	20

Vidsys, Inc.	Warrant	June 14, 2029	Preferred Series 1	22,507	$4.91	$—	$—
	Warrant	March 17, 2027	Common Stock	3,061	$4.91	—	—
Total Vidsys, Inc. (8) (20)						—	—

Sub-Total: Professional, Scientific, and Technical Services (1.1%)*						$2,616	$2,685

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Real Estate and Rental and Leasing (2)
Egomotion Corporation	Warrant	December 10, 2028	Preferred Series A	60,786	$1.32	$—	$30
	Warrant	June 29, 2028	Preferred Series A	121,571	$1.32	219	61
Total Egomotion Corporation						219	91

Knockaway, Inc.	Warrant	May 24, 2029	Preferred Series B	87,955	$8.53	$209	$217

Sub-Total: Real Estate and Rental and Leasing (0.1%)*						$428	$308

Retail Trade ~~(2)~~
Gobble, Inc.	Warrant	May 9, 2028	Common Stock	74,635	$1.20	$73	$447
	Warrant	December 27, 2029	Common Stock	10,000	$1.22	617	60
Total Gobble, Inc.						690	507

Madison Reed, Inc.	Warrant	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$222
	Warrant	July 18, 2028	Common Stock	43,158	$0.99	71	83
	Warrant	May 19, 2029	Common Stock	36,585	$1.23	56	65
Total Madison Reed, Inc.						312	370

Trendly, Inc.	Warrant	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$281

Sub-Total: Retail Trade (0.5%)*						$1,224	$1,158

Wholesale Trade (2)
BaubleBar, Inc.	Warrant	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$186
	Warrant	April 20, 2028	Preferred Series C	60,000	$1.96	72	21
Total BaubleBar, Inc.						710	207

GrubMarket, Inc.	Warrant	June 15, 2030	Common Stock	405,000	$1.10	$116	$806

Sub-Total: Wholesale Trade (0.4%)*						$826	$1,013

Total: Warrant Investments (5.4%)* (22)						$16,259	$12,884

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Shares	Series	Cost	Fair Value (6)
Equity Investments
Construction (2)
Project Frog, Inc.	Equity	8,118,527	Preferred Series AA-1	$702	$90
	Equity	6,300,134	Preferred Series BB	2,667	907
Total Project Frog, Inc. (7)				3,369	997

Sub-Total: Construction (0.4%)*				$3,369	$997

Health Care and Social Assistance (2)
WorkWell Prevention & Care	Equity	7,000,000	Common Stock	$51	$—
	Equity	3,450	Preferred Series P	3,450	2,077
		na	Convertible Notes (10)(11)	1,149	1,100
Total WorkWell Prevention & Care (7)				4,650	3,177

Sub-Total: Health Care and Social Assistance (1.3%)*				$4,650	$3,177

Manufacturing (2)
Store Intelligence, Inc. (8)	Equity	1,430,000	Preferred Series A	$608	$1,430

Vertical Communications, Inc.	Equity (21)	3,892,485	Preferred Series 1	$—	$—
	Equity	na	Convertible Notes (10)(12)	3,966	2,011
Total Vertical Communications, Inc. (7)				3,966	2,011

Sub-Total: Manufacturing (1.4%)*				$4,574	$3,441

Pharmaceutical (2)
Nanotherapeutics, Inc. (8)	Equity	382,277	Common Stock (15)	$6,691	$9,715

Sub-Total: Pharmaceutical (4.1%)*				$6,691	$9,715

Professional, Scientific, and Technical Services (2)
Dynamics, Inc.	Equity	17,726	Preferred Series A	$390	$—
	Equity	15,000	Common Stock	—	—
Total Dynamics, Inc.				390	—

Edeniq, Inc.	Equity	7,807,499	Preferred Series B (20)	$—	$—
	Equity	2,441,082	Preferred Series C (20)	—	—
	Equity	na	Convertible Notes (10)(13)(20)	—	—
Total Edeniq, Inc. (7)				—	—

Instart Logic, Inc.	Equity	na	Convertible Notes (10)(14)	$2,646	$3,623

Reterro, Inc. (20)	Equity	7,829	Common Stock	$—	$—

Vidsys, Inc. (8)	Equity	123,530	Preferred Series 1	$300	$—

Sub-Total: Professional, Scientific, and Technical Services (1.5%)*				$3,336	$3,623

Retail Trade (2)
Birchbox, Inc. (7)	Equity	3,140,927	Preferred Series D	$10,271	$10,271

Sub-Total: Retail Trade (4.3%)*				$10,271	$10,271

Total: Equity Investments (13.2%)* (22)				$32,891	$31,224

Total Investment in Securities (179.3%)*				$439,322	$425,484

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund				$39,747	$39,747
Other cash accounts				12,907	12,907
Cash, Cash Equivalents, and Restricted Cash (22.2%)*				52,654	52,654

Total Portfolio Investments and Cash and Cash Equivalents (201.5% of net assets)				$491,976	$478,138

* Value as a percent of net assets.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

(1)	All portfolio companies are located in North America. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	Trinity Capital uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(3)	All debt investments are income producing unless otherwise noted. Warrant investments are associated with funded debt investments. All equity investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or any additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed amount determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment.
(5)	Principal is net of repayments.
(6)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	This investment is deemed to be a “Control Investment.” Control Investments are defined by the Investment Company Act of 1940 as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As defined in the Investment Company Act, Trinity Capital is deemed to be an “Affiliated Person” of this portfolio company. See “Note 3 – Investments” in the accompanying notes to the Financial Statements.
(8)	This investment is deemed to be a “Affiliate Investment.” Affiliate Investments are defined by the Investment Company Act of 1940 as investments in companies in which the Company owns between 5% and 25% of the voting securities. As defined in the Investment Company Act, Trinity Capital is deemed to be an “Affiliated Person” of this portfolio company. See “Note 3 – Investments” in the accompanying notes to the Financial Statements.
(9)	Debt is on non-accrual status at September 30, 2020, and is therefore considered non-income producing.
(10)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(11)	Principal balance of $1.1 million at period end.

(12)	Principal balance of $5.5 million at period end.
(13)	Principal balance of $1.7 million at period end.
(14)	Principal balance of $2.6 million at period end.
(15)	Certain third parties have rights to 17,485 shares of Nanotherapeutics common stock at a fair value of approximately $0.4 million as of September 30, 2020.
(16)	Cost balance represents the balance of the EOT payment which was negotiated to be paid in monthly installments over 12 months instead of a one-time lump sum. This asset is considered non-income producing.
(17)	Interest on this loan includes Paid-In-Kind (“PIK”). PIK interest income represents income not paid currently in cash, if the loan were not on non-accrual.
(18)	Index based floating interest rate is subject to contractual minimum interest rate. Interest rate PRIME represents 3.25% at September 30, 2020.
(19)	Investment has an unfunded commitment as of September 30, 2020 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(20)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transaction.
(21)	Indicates an asset that the Company deems as a “non-qualifying asset” under section 55(a) of 1940 Act. The Company’s percentage of non-qualifying assets represents 4.8% of the Company’s total assets. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(22)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit agreement with Credit Suisse AG (see “Note 5 – Debt”).
(23)	The unfunded commitment of approximately $19.7 million was funded on October 1, 2020.
(24)	Investment is considered non-income producing.

TRINITY CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our," the "Company" and "Trinity Capital" refer to Trinity Capital Inc. and its consolidated wholly owned subsidiaries.

Trinity Capital Inc., formed on August 12, 2019 as a Maryland corporation, is a specialty lending company focused on providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. The Company sources its investments through its principal office located in Chandler, AZ, as well as through its additional staff located in San Francisco, CA. The Company commenced operations on January 16, 2020. Prior to January 16, 2020, the Company had no operations, except for immaterial matters relating to its formation and organization as a business development company (“BDC”).

The Company is an internally managed, closed-end, non-diversified management investment company that commenced operations and filed its election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), on January 16, 2020. The Company intends to elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

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

On September 27, 2019, the Company was initially capitalized with the issuance of 10 shares of its common stock for $150 to its sole stockholder. On January 16, 2020, the Company completed a private equity offering (the “Private Common Stock Offering”) of shares of its common stock pursuant to which it issued and sold 7,000,000 shares for gross proceeds of approximately $105.0 million. An over-allotment option related to the Private Common Stock Offering was exercised in full and on January 29, 2020 the Company issued and sold an additional 1,333,333 shares of its common stock for gross proceeds of approximately $20 million. As a result, in total, the Company issued and sold 8,333,333 shares of its common stock for total aggregate gross proceeds of approximately $125 million.

On January 16, 2020, concurrent with the initial closing of the Private Common Stock Offering, the Company completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”) of $105.0 million in aggregate principal amount of the Company’s unsecured 7.00% Notes due 2025 (the “Notes”). An over-allotment option related to the 144A Note Offering was exercised in full and on January 29, 2020 the Company issued and sold an additional $20 million in aggregate principal amount of the Notes. As a result, the Company issued and sold $125 million in aggregate principal amount of the Notes. See “Note 5 - Debt,” “Note 7 – Stockholder’s Equity,” and “Note 12– Formation Transactions.”

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

On January 16, 2020, in connection with the Formation Transactions, the Company became a party to, and assumed, a $300 million credit agreement (as amended, the “Credit Facility”) with Credit Suisse AG (“Credit Suisse”) through the Company’s wholly owned subsidiary, Trinity Funding 1, LLC (“TF1”). TF1 was formed on August 14, 2019 as a Delaware limited liability company with the Company as its sole equity member. TF1 is a special purpose bankruptcy-remote entity and is a separate legal entity from the Company. Any assets conveyed to TF1 are not available to creditors of the Company or any other entity other than TF1’s lenders. TF1 is consolidated for financial reporting purposes and in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and the portfolio investments held by this subsidiary are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated.

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

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in “Note 3 - Investments,” with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation) from investments" on the Consolidated Statements of Operations.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months for less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level I assets and are valued using the Net Asset Value (“NAV”) per share of the money market fund. As of September 30, 2020, cash equivalents and restricted cash consisted of $39.7 million held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote. As of September 30, 2020, restricted cash consisted of approximately $15.6 million related to the Credit Facility covenants (See “Note 5 – Debt”), and approximately $0.7 million held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, right of use asset, deposits and other assets.

Common Stock Issuance Costs

A portion of the net proceeds of the Private Common Stock Offering was used to pay for offering costs of such offering. Offering costs charged against the proceeds from the Private Common Stock Offering were approximately $10.5 million during the nine months ended September 30, 2020.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for the Credit Facility and the Notes, over the stated maturity life of the obligations. As of September 30, 2020, there were $2.6 million and $4.8 million of deferred financing costs netted against the Credit Facility and the Notes balances, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2019, there were no deferred financing costs.

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable equity warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. Debt EOT fees to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. At September 30, 2020, Trinity Capital had an EOT payment receivable of $35.5 million, which is included as a component of the cost basis of the Company’s current debt securities.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. Trinity Capital recorded no PIK income during the three months ended September 30, 2020, and $0.2 million in PIK interest income during the nine months ended September 30, 2020.

Income related to application or origination payments, net of related expenses, and generally collected in advance, includes loan commitment and facility fees for due diligence, as well as fees for transaction services rendered by the Company to borrowers. Loan and commitment fees in excess of the related expenses are amortized into interest income over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The Company recognizes nonrecurring fees over the remaining term of the loan commencing in the quarter relating to specific loan modifications.

When a portfolio company pays off their outstanding indebtedness prior to the scheduled maturity date, then the acceleration of the accretion of the OID and EOT is recognized as interest income. Certain amounts in the prior period financial information have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net increase (decrease) in net assets. Included in interest income for the nine months ended September 30, 2020 is the acceleration of OID and EOT of approximately $1.4 million for the six months ended June 30, 2020, which was reclassified from net realized gain/(loss) on investments.

One-time Fee Income

The Company recognizes one-time fee income, including, but not limited to, structuring fees, prepayment penalties, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity.

Certain amounts in the prior period financial information have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net increase (decrease) in net assets. Included in one-time fee income for the nine months ended September 30, 2020 is non-recurring fees of approximately $1.8 million for the six months ended June 30, 2020 of which $1.1 million were reclassified from net realized gain/(loss) on investment and $0.7 million were reclassified from interest income.

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

At September 30, 2020, loans to four portfolio companies were on non-accrual status with a total cost of approximately $9.0 million, and a total fair market value of approximately $4.1 million, or 1.0%, of the fair value of the Company’s investment portfolio.

Net Realized Gains or Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net proceeds excludes any prepayment penalties, exit fees, and OID and EOT acceleration.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions at September 30, 2020. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding year on which it paid corporate-level U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the period ended September 30, 2020, the Company did not incur an expense for excise tax.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net increase (decrease) in net assets.

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

Portfolio Industry Classification

Trinity Capital’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of September 30, 2020 (dollars in thousands):

	Cost			Fair Value
Industry	Amount	%		Amount	%
Manufacturing	$98,654	22.5%		$93,249	21.9%
Professional, Scientific, and Technical Services	83,222	18.9%		79,005	18.6%
Retail Trade	66,096	15.0%		64,330	15.1%
Information	35,466	8.1%		33,694	7.9%
Real Estate and Rental and Leasing	32,776	7.5%		32,695	7.7%
Pharmaceutical	21,554	4.9%		24,850	5.8%
Utilities	22,718	5.2%		22,931	5.4%
Wholesale Trade	17,755	4.0%		17,694	4.2%
Health Care and Social Assistance	13,921	3.2%		12,212	2.9%
Agriculture, Forestry, Fishing and Hunting	11,950	2.7%		11,919	2.8%
Finance and Insurance	10,473	2.4%		10,643	2.5%
Educational Services	10,550	2.4%		10,592	2.5%
Administrative and Support and Waste Management and Remediation Services	6,283	1.4%		6,153	1.4%
Construction	7,904	1.8%		5,517	1.3%
Total	$439,322	100.0%		$425,484	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of September 30, 2020 (dollars in thousands):

	Cost		Fair Value
Geographic Region	Amount	%	Amount	%
West	$227,388	51.8%	$219,041	51.5%
Northeast	102,411	23.3%	95,007	22.3%
Midwest	34,840	7.9%	33,033	7.8%
Mountain	28,982	6.6%	29,027	6.8%
Canada	22,719	5.2%	22,930	5.4%
Southeast	18,797	4.3%	21,688	5.1%
South	4,185	0.9%	4,758	1.1%
Total	$439,322	100.0%	$425,484	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of September 30, 2020 (dollars in thousands):

	Cost		Fair Value
Investment	Amount	%	Amount	%
Secured Loan	$281,718	64.1%	$273,634	64.3%
Equipment Financing	108,454	24.7%	107,742	25.3%
Equity	32,891	7.5%	31,224	7.3%
Warrants	16,259	3.7%	12,884	3.1%
Total	$439,322	100.0%	$425,484	100.0%

The following table represents the Schedule of Investments in and advances to affiliates, summarizing the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2020 (in thousands, except share data):

		As of September 30, 2020			For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
						Net change in			Net change in
						Unrealized			Unrealized
					Interest	(Depreciation)/	Realized	Interest	(Depreciation)/	Realized
Portfolio Company	Investment(1)	Fair Value	Principal	Shares	Income	Appreciation	Gain/(Loss)	Income	Appreciation	Gain/(Loss)
	Control Investments
	Birchbox, Inc.
	Secured Loan, June 1, 2024, Fixed Interest
	Rate 9.0%; EOT 3.0%	$9,924	$10,000	n/a	$261	$(140)	$—	$1,028	$(473)	$—
	Preferred Series D	10,271	n/a	3,140,927	—	(324)	—	—	—	—

	Edeniq, Inc.
	Secured Loan, June 1, 2021, Fixed Interest
	Rate 13.0%; EOT 9.5%	1,204	$3,401	n/a	$—	$356	$—	$—	$(260)	$—
	Secured Loan, September 1, 2021, Fixed Interest
	Rate 13.0%; EOT 9.5%	909	2,554	n/a	—	272	—	—	(125)	—
	Warrants, December 23, 2026, Preferred Series B	—	n/a	2,685,501	—	—	—	—	—	—
	Warrants, December 23, 2026, Preferred Series B	—	n/a	2,184,672	—	—	—	—	—	—
	Warrants, March 12, 2028, Preferred Series C	—	n/a	5,106,972	—	—	—	—	—	—
	Warrants, October 15, 2028, Preferred Series C	—	n/a	3,850,294	—	—	—	—	—	—
	Preferred Series B	—	n/a	7,807,499	—	—	—	—	—	—
	Preferred Series C	—	n/a	2,441,082	—	—	—	—	—	—
	Convertible Note	—	1,680	n/a	—	—	—	—	—	—

	Project Frog, Inc.
	Secured Loan, May 1, 2023, Fixed Interest
	Rate 12.0%	4,018	4,128	n/a	140	(3)	—	412	(11)	—
	Warrants, July 26, 2026, Preferred Series AA	2	n/a	391,990	—	(1)	—	—	(16)	—
	Preferred Series AA-1	90	n/a	8,118,527	—	(57)	—	—	(612)	—
	Preferred Series BB	907	n/a	6,300,134	—	(221)	—	—	(1,760)	—

	Vertical Communications, Inc.
	Secured Loan, November 1, 2024, Fixed Interest
	Rate 9.5%; EOT 26.4%	12,279	12,000	n/a	517	15	—	861	(426)	—
	Secured Loan, July 1, 2022, Fixed Interest
	Rate 9.5%	922	924	n/a	23	3	—	26	(2)	—
	Warrants, July 11, 2026, Preferred Series A	—	n/a	828,479	—	—	—	—	—	—
	Preferred Series 1	—	n/a	3,892,485	—	—	—	—	—	—
	Convertible Notes	2,011	5,500	n/a	—	511	—	—	(1,955)	—

	Workwell Prevention and Care
	Secured Loan, March 1, 2024, Fixed Interest
	Rate 8.0%; EOT 10.0%	3,382	3,370	n/a	84	(13)	—	235	(209)	—
	Secured Loan, March 1, 2024, Fixed Interest
	Rate 8.0%; EOT 10.0%	701	700	n/a	20	1	—	55	(28)	—
	Common Stock	—	n/a	7,000,000	—	—	—	—	(51)	—
	Preferred Series P	2,077	n/a	3,450	—	488	—	—	(1,373)	—
	Convertible Note	1,100	1,100	n/a	—	(69)	—	—	(49)	—
	Total Control Investments	$49,797			$1,045	$818	$—	$2,617	$(7,350)	$—

	Affiliate Investments
	Nanotherapeutics, Inc.
	Warrants, November 14, 2021, Common Stock	1,657	n/a	67,961	—	332	—	—	535	—
	Common Stock (2)	9,715	n/a	382,277	—	1,869	—	—	3,024	—

	Store Intelligence, Inc.
	Secured Loan, June 1, 2024, Fixed Interest
	Rate 12.0%; EOT 7.8%	12,139	12,001	n/a	449	(197)	—	743	(4)	—
	Preferred Series A	1,430	n/a	1,430,000	—	726	—	—	822	—

	Vidsys, Inc.
	Secured Loan, November 1, 2020, Fixed Interest
	Rate 12.0% (8.0% current + 4.0% PIK) (3)	1,290	5,000	n/a	(305)	(86)	—	133	(3,606)	—
	Secured Loan, October 1, 2023, Fixed Interest
	Rate 0.0%	—	1,600	n/a	—	(28)	—	—	—	—
	Warrants, June 14, 2029, Preferred Series 1	—	n/a	22,507	—	—	—	—	—	—
	Warrants, March 17, 2027, Common Stock	—	n/a	3,061	—	—	—	—	—	—
	Preferred Series 1	—	n/a	123,530	—	(11)	—	—	(300)	—
	Total Affiliate Investments	$26,231			$144	$2,605	$—	$876	$471	$—

	Total Control and Affiliate Investments	$76,028			$1,189	$3,423	$—	$3,493	$(6,879)	$—

(1)	This schedule should be read in conjunction with the Consolidated Schedule of Investments and notes to the financial statements. Supplemental information can be located within the Consolidated Schedule of Investments including cost of investments and if the investments are income producing.

(2)	Certain third parties have rights to 17,485 shares of Nanotherapeutics common stock at a fair value of approximately $0.4 million as of September 30, 2020.
(3)	Interest on this loan includes Paid-In-Kind (“PIK”). PIK interest income represents income not paid currently in cash. During the quarter ended September 30, 2020 this investment was put on non-accrual status. All PIK and accrued income recognized during the year was reversed.

Unconsolidated Significant Subsidiaries

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, Trinity Capital must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of Trinity Capital’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of September 30, 2020, Trinity Capital had no single investment that met either of these two tests.

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

As of September 30, 2020, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. All of the Company’s portfolio investments were categorized as Level 3 as of September 30, 2020. The Company held no portfolio investments as of December 31, 2019.

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

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments, are (i) earnings before interest, tax, depreciation, and amortization (“EBITDA”) and revenue multiples (both projected and historic), and (ii) volatility assumptions. Significant increases (decreases) in EBITDA and revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Similarly, significant increases (decreases) in volatility inputs in isolation would result in a significantly higher (lower) fair value assessment. On the contrary, significant increases (decreases) in weighted average cost of capital inputs in isolation would result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

During the three and nine months ended September 30, 2020, all of the Company’s portfolio investments were Level 3. Debt investments include both secured loans and equipment financing securities. The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of September 30, 2020 (dollars in thousands):

	Fair Value as of
Investment Type - Level Three	September 30,	Valuation Techniques/	Unobservable		Weighted
Investments	2020	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$334,916	Discounted Cash Flows	Hypothetical Market Yield	11.0% - 24.2%	14.6%

	33,280	Originated within the past three months	Origination Market Yield	12.3% - 16.1%	13.7%

	4,097	Liquidation Scenario	Probability Weighting of Alternative Outcomes	10.0% - 90.0%	n/a

	9,083	Transactions Precedent(6)	Transaction Price	n/a	n/a

Equity investments	26,603	Market Comparable Companies	Revenue Multiple (3)	0.4x - 3.2x	1.5x

	3,623	Liquidation Scenario	Probability Weighting of Alternative Outcomes	30.0% - 70.0%	n/a

	998	Market Adjusted OPM Backsolve	Revenue Multiple (3)	1.4x	1.4x
			Company Specific Adjustment (4)	(7.5)%	(7.5)%
			Volatility (5)	45.0%	45.0%
			Risk-Free Interest Rate	1.9%	1.9%
			Estimated Time to Exit (in years)	5.0	5.0

Warrants	12,884	Market Comparable Companies	Revenue Multiple (3)	0.7x - 16.2x	4.6x
			Company Specific Adjustment (4)	(7.5%) - (37.6%)	(20.4)%
			Volatility (5)	15.0% - 132.0%	57.2%
			Risk-Free Interest Rate	0.1% - 3.0%	1.0%
			Estimated Time to Exit (in years)	0.5 - 5.1	3.2
Total Level Three Investments	$425,484

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and equity warrants fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2020 (in thousands):

	Type of Investment
			Equity
	Debt	Equity	Warrants	Total
Fair Value at January 1, 2020	$—	$—	$—	$—
Formation Transactions acquisitions	375,858	24,066	17,099	417,023
Purchases	134,101	1,800	873	136,774
Non-cash conversion	(10,148)	10,879	—	731
Proceeds from Paydowns and Sales	(114,789)	(3,855)	—	(118,644)
Amortization and Accretion	7,810	—	—	7,810
Net Realized Gain (Loss)	(2,661)	—	(1,713)	(4,374)
Change in Unrealized Appreciation (Depreciation)	(8,795)	(1,666)	(3,375)	(13,836)
Fair Value at September 30, 2020	$381,376	$31,224	$12,884	$425,484

During the three and nine months ended September 30, 2020, there were no transfers into or out of Level 3.

Fair Value of Financial Instruments Carried at Cost

As of September 30, 2020, the carrying value of the Credit Facility is approximately $112.4 million, net of unamortized deferred financing costs of $2.6 million. The carrying value of the Company’s Credit Facility as of September 30, 2020 approximates the fair value, which was estimated using a market yield approach with level 3 inputs.

As discussed in “Note 5 - Debt,” as of September 30, 2020, the Notes have a fixed interest rate with a carrying value of approximately $120.2 million, net of unamortized deferred financing costs of $4.8 million. The cost of the Notes as of September 30, 2020 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

5. Debt

Credit Suisse Credit Facility

On January 9, 2020, TF1 and its affiliates borrowed $190.0 million under the Credit Facility, and during the three and nine months ended September 30, 2020, repayments of $0 and approximately $85.0 million, respectively, were made to Credit Suisse. During the three and nine months ended September 30, 2020, we borrowed an additional $10.0 million. In conjunction with the Credit Facility, the Company incurred approximately $4.0 million of financing costs which were capitalized and deferred. Borrowings under the Credit Facility bear interest at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%. As of September 30, 2020, unamortized deferred financing costs related to the Credit Facility were $2.6 million and were included in Credit Facility on the Consolidated Statements of Assets and Liabilities.

On January 16, 2020, in connection with the Formation Transactions (see “Note 12 - Formation Transactions”), through our wholly owned subsidiary TF1, the Company became a party to, and assumed, the Credit Facility with Credit Suisse. The Credit Facility was entered into effective January 8, 2020 and matures on January 8, 2022, unless extended. The Credit Facility is collateralized by all investments held by TF1 and permits an advance rate of up to 65% of eligible investments. The Company has the ability to borrow up to an aggregate of $300.0 million, and the Credit Facility borrowing base contains certain criteria for eligible investments and includes concentration limits as defined in the Credit Facility. At September 30, 2020, the Company had approximately $115.0 million in borrowings outstanding under the Credit Facility and a borrowing availability of approximately $56.8 million.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2020 is as follows (dollars in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2020
Borrowing interest expense	$948	$3,948
Amortization of deferred financing costs	487	1,394
Total interest and amortization of deferred financing costs	$1,435	$5,342

Weighted average interest rate	3.61%	4.14%
Weighted average outstanding balance	$105,109	$127,135

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

Concurrently with the closing of the 144A Note Offering, the Company entered into a registration rights agreement (the “Notes Registration Rights Agreement”) for the benefit of the purchasers of the Notes in the 144A Note Offering. Pursuant to the terms of the Notes Registration Rights Agreement, the Company filed with the SEC a registration statement registering the public resale of the Notes by the holders thereof that elected to include their Notes in such registration statement, which was declared effective on October 20, 2020. Under the Notes Registration Rights Agreement, the Company is obligated to use its commercially reasonable efforts to continuously maintain such registration statement’s effectiveness under the Securities Act, subject to certain permitted blackout periods, for the period described in the Notes Registration Rights Agreement.

Aggregate offering costs in connection with the transaction, including the underwriter’s discount and commissions, were approximately $5.6 million which were capitalized and deferred. As of September 30, 2020, unamortized deferred financing costs related to the Notes were $4.8 million and were included in the Notes on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2020, the components of interest expense and related fees for the Notes are as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2020
Notes interest expense	$2,139	$6,198
Amortization of deferred financing costs	278	788
Total interest and amortization of deferred financing costs	$2,417	$6,986

6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and are unencumbered by milestones.

As of September 30, 2020, the Company had an aggregate of approximately $21.3 million of unfunded commitments to three portfolio companies, Exela Inc., DailyPay, Inc., and BackBlaze, Inc., which are available at the request of such portfolio companies and unencumbered by milestones. The fair value of these unfunded commitments are considered to approximate the cost of such commitments as the yields determined at the time of underwriting are expected to be materially consistent with the yields upon funding. The Company funded $19.7 million of its unfunded commitment to DailyPay, Inc. on October 1, 2020.

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

Total lease expense incurred by Trinity Capital related to this lease for the three and nine months ended September 30, 2020 was approximately $61,500 and $173,200, respectively. As of September 30, 2020, the right of use asset related to the operating lease was $0.5 million and included in Other assets in the Consolidated Statements of Assets and Liabilities, and the lease liability was $0.4 million and included in Other liabilities in the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, the remaining lease term was 1.75 years and the discount rate was 3.25%. The Company has also entered into a lease for new office space with an estimated commencement date in mid-2021 and a lease term of eight years. A right of use asset and corresponding lease liability will be recorded upon commencement of the lease, and future minimum payments under the term of the new lease have been included in the table below.

The following table shows future minimum payments under Trinity Capital’s operating leases as of September 30, 2020 (in thousands):

For the Years Ended December 31,	Total
2020	$56
2021	224
2022	484
2023	361
2024	371
Thereafter	1,999
Total	$3,495

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2020, there are no material legal matters or litigation pending of which the Company is aware.

7. Stockholder’s Equity

Private Offerings

On January 16, 2020, the Company completed a private offering of shares of its common stock in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which the Company issued and sold 7,000,000 shares of its common stock for aggregate gross proceeds of approximately $105.0 million. KBW acted as the initial purchaser and placement agent in connection with the Private Common Stock Offering pursuant to a purchase/placement agreement, dated January 8, 2020 by and between the Company and KBW. KBW exercised in full its option to purchase or place additional shares and on January 29, 2020 the Company issued and sold an additional 1,333,333 shares of its common stock. As a result, the Company issued and sold a total of 8,333,333 shares of its common stock pursuant to the Private Common Stock Offering for aggregate net proceeds of approximately $114.4 million, net of offering costs of approximately $10.5 million.

Concurrently with the closing of the Private Common Stock Offering, the Company entered into a registration rights agreement (the “Common Stock Registration Rights Agreement”), for the benefit of the purchasers of the shares of the Company’s common stock in the Private Common Stock Offering and the Legacy Investors that received shares of the Company’s common stock in connection with the Formation Transactions that were not the Company’s directors, officers and affiliates. Absent an amendment approved in accordance with the terms of the Common Stock Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause (i) a resale registration statement (the “Resale Registration Statement”) registering the public resale of the shares of the Company’s common stock issued in the Private Common Stock Offering and the Formation Transactions, and the shares of the Company’s common stock issues in respect thereof whether by contingent dividend, stock dividend, stock distribution, stock split, or otherwise, except for such shares issued to the Company’s directors, officers and affiliates (the “Registrable Shares”), to be declared effective by the SEC as soon as practicable after the initial filing of the Resale Registration Statement, but in no event later than December 31, 2020 and (ii) the Registrable Shares to be listed on a national securities exchange concurrently with the effectiveness of the Resale Registration Statement. Under the Common Stock Registration Rights Agreement, the Company is also obligated to use commercially reasonable efforts to continuously maintain the Resale Registration Statement’s effectiveness under the Securities Act, subject to certain permitted blackout periods, for the period described in the Common Stock Registration Rights Agreement.

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

During the nine months ended September 30, 2020, the Company declared a distribution on May 14, 2020 of $0.22 per share that was paid on June 5, 2020 to stockholders of record as of May 29, 2020, and declared a distribution on August 10, 2020 of $0.27 per share that was paid on September 4, 2020 to stockholders of record as of August 21, 2020. The distribution paid on June 5, 2020 included approximately $2.9 million in cash and 87,740 shares issued pursuant to the DRIP, and the distribution paid on September 4, 2020 included approximately $3.7 million in cash and 98,443 shares issued pursuant to the DRIP. See “Item 14. Subsequent Events.”

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2020, there are no dilutive shares. The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2020 (in thousands except shares and per share information):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2020
Net increase (decrease) in net assets resulting from operations	$12,334	$(15,835)
Weighted average common shares outstanding	18,166,491	18,033,173
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$0.68	$(0.88)

9. Income Taxes

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes for the nine months ended September 30, 2020 (in thousands):

For the Nine
Months Ended
September 30, 2020
Tax Cost of Investments	$439,322

Fair Market Value of Investments	$425,484

Unrealized appreciation	$9,509
Unrealized depreciation	(23,345)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses (1)	—
Net unrealized appreciation (depreciation) from investments	$(13,836)

(1)	The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period. Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reversal of unrealized appreciation (depreciation) was recorded during the nine months ended September 30, 2020.

10. Financial Highlights

The following presents financial highlights for the nine months ended September 30, 2020 (in thousands except share and per share information):

For the Nine
Months Ended
September 30, 2020
Per Share Data:
Net asset value, beginning of period (1)	$14.97

Net investment income (2)	1.00
Net realized and unrealized gains (losses) on investments (3)	(1.02)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	(0.86)
Net decrease in net assets resulting from operations	(0.88)

Offering costs	(0.59)
Distributions	(0.49)
Total decrease in net assets	(1.96)

Net asset value, end of period	$13.01

Shares outstanding, end of period	18,236,043
Weighted average shares outstanding (2)	18,033,173
Total return (4) (6) (7)	(9.80)%

Ratio/Supplemental Data:
Net assets, end of period	$237,325
Ratio of total expenses to average net assets (5)	13.39%
Ratio of net investment income to average net assets (5)	11.10%
Ratio of interest and credit facility expenses to average net assets (5)	7.76%
Portfolio turnover rate (7)	27.40%
Asset coverage ratio (8)	198.64%
Asset coverage ratio per unit (9)	$1,986

(1)	The net asset value as of January 16, 2020 (commencement of operations) is calculated based on the initial common stock purchase price of $15.00 per share less the accumulated loss of $0.03 per share from August 12, 2019 (the date of inception) through December 31, 2019.
(2)	Calculated based upon weighted average shares outstanding for the period from January 16, 2020 (commencement of operations) through September 30, 2020.
(3)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.
(5)	Annualized.
(6)	Total return excluding costs related to acquisition of Trinity Capital Holdings and the Legacy Funds would have been (4.05%).

(7)	Not annualized.
(8)	Based on outstanding debt of $240.0 million as of September 30, 2020.
(9)	Asset coverage per unit is the ratio of the current value of the Company’s total consolidated assets for regulatory purposes, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness.

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

During the three months and nine months ended September 30, 2020, certain related parties received cash and/or shares pursuant to the distribution declared. See “Distribution Reinvestment Plan” under “Note 7 – Stockholder’s Equity.”

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

13. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2020, and interim periods therein. Early adoption is permitted. The Company adopted ASU 2016-02 effective January 1, 2020. Under ASU 2016-02, the Company evaluates leases to determine if the leases are considered financing or operating leases. The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset included in Other assets in the Consolidated Statements of Assets and Liabilities and lease liability for the operating lease obligation included in Other liabilities in the Consolidated Statements of Assets and Liabilities. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. See further discussion in “Note 6 – Commitments and Contingencies” regarding the lease obligation.

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

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the "Final Rules"). The Final Rules adopted a new definition of "significant subsidiary" set forth in Rule l-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company's periodic reports for any portfolio company that meets the definition of "significant subsidiary." The Final Rules amend the definition of "significant subsidiary" in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January l, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to comply with the Final Rules effective June 30, 2020 which the Company expects will not have a material impact on its consolidated financial statements.

14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during the period that would require recognition or disclosure.

Distribution Declaration

On November 9, 2020, the Board declared a quarterly distribution of $0.27 per share payable on December 4, 2020 to stockholders of record as of November 20, 2020.

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

The Company’s business and portfolio companies could be susceptible to changes in client demand and may experience a varying degree of business interruption due to this outbreak. The full impact of the COVID-19 pandemic will have on the Company’s financial condition, liquidity, and future results of operations is uncertain due to the ever-evolving nature of the situation on a local and global level. Management is actively monitoring the potential impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms “we,” “us,” “our,” “the Company” and “Trinity Capital” refer to Trinity Capital Inc. and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a specialty lending company providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

We target investments in growth stage companies, which are typically private companies, including venture-backed companies and companies with institutional equity investors. We define “growth stage companies” as companies that have significant ownership and active participation by sponsors, such as institutional investors or private equity firms, and annual revenues of up to $100.0 million. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

We invest in debt, including loans and equipment financings, that may have initial interest-only periods of 0 to 24 months and may then fully amortize over a term of 24 to 60 months and are typically secured by a blanket first lien, a specific asset lien on mission critical assets, or a blanket second lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. The pandemic has become increasingly widespread in the United States, including in the markets in which the Company primarily operates. As of the three and nine months ended September 30, 2020, and subsequent to September 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

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

Investments recorded on the Company’s Consolidated Statements of Assets and Liabilities as of September 30, 2020 are categorized based on the inputs to the valuation techniques as follows:

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

Debt Securities

The debt investments identified in the Company’s Consolidated Schedule of Investments as of September 30, 2020 are secured loans and equipment financings made to growth stage companies focused in technology, manufacturing, consumer and life sciences and other high growth industries, which are backed by a select group of leading venture capital investors.

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

Our History

Overview

Trinity Capital Inc., was incorporated under the general corporation laws of the State of Maryland on August 12, 2019, and commenced operations on January 16, 2020. Prior to commencing operations, our activities were limited to immaterial matters relating to our organization and formation as a BDC.

On January 16, 2020, through a series of transactions (the “Formation Transactions”), we acquired Trinity Capital Investment, LLC ( “TCI”), Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P. (“Fund III”), Trinity Capital Fund IV, L.P. (“Fund IV”) and Trinity Sidecar Income Fund, L.P. (“Sidecar Fund,” and collectively, the “Legacy Funds”) and all of their respective assets (the “Legacy Assets”), including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC (“Trinity Capital Holdings”), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. We used a portion of the proceeds from the Private Offerings (as such term is defined below) to complete these transactions.

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

Credit Agreement

On January 8, 2020, Fund II, Fund III and Fund IV entered into a $300 million Credit Agreement (as amended, the “Credit Agreement”) with Credit Suisse AG (“Credit Suisse”). The Credit Agreement matures on January 8, 2022, unless extended, and we have the ability to borrow up to an aggregate of $300.0 million. Borrowings under the Credit Agreement generally bear interest at a rate of the three-month LIBOR plus 3.25%. Fund II and Fund III, which were each licensed by the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”), used the initial proceeds under the Credit Agreement to repay the outstanding SBA guaranteed debentures in aggregate amounts of $64.2 million and $150.0 million, respectively, and surrendered their respective SBIC licenses, which the SBA accepted and approved on January 10, 2020.

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Agreement through our wholly owned subsidiary, Trinity Funding 1, LLC. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Agreement in amount of approximately $60 million. As of September 30, 2020, approximately $115 million was outstanding under the Credit Agreement.

Private Offerings

On January 16, 2020, in reliance upon the available exemptions from the registration requirements of the Securities Act, we completed a private equity offering (the “Private Common Stock Offering”) of shares of our common stock pursuant to which we issued and sold 7,000,000 shares for gross proceeds of approximately $105.0 million. The over-allotment option related to the Private Common Stock Offering was exercised in full and on January 29, 2020, we issued and sold an additional 1,333,333 shares of our common stock for gross proceeds of approximately $20 million. As a result, we issued and sold a total of 8,333,333 shares of our common stock for aggregate gross proceeds of approximately $125 million.

On January 16, 2020, concurrent with the completion of the initial closing of the Private Common Stock Offering, we completed a private debt offering (the “144A Note Offering,” and together with the Private Common Stock Offering, the “Private Offerings”) of $105.0 million in aggregate principal amount of our unsecured 7.00% Notes due 2025 (the “Notes”) in reliance upon the available exemptions from the registration requirements of the Securities Act. The over-allotment option related to the 144A Note Offering was exercised in full and on January 29, 2020, we issued and sold an additional $20 million in aggregate principal amount of the Notes. As a result, we issued and sold a total of $125 million in aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture dated as of January 16, 2020 (the “Base Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of January 16, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between us and the Trustee. The Notes mature on January 16, 2025 (the “Maturity Date”), unless repurchased or redeemed in accordance with their terms prior to such date, and bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2020.

Portfolio Composition and Investment Activity

Portfolio Composition

Through the Formation Transactions, we acquired the Legacy Assets, including the Legacy Portfolio, from the Legacy Funds, as well as Trinity Capital Holdings. The Legacy Portfolio became our investment portfolio. As of September 30, 2020, our investment portfolio had an aggregate fair value of approximately $425.5 million and was comprised of approximately $273.6 million in secured loans, $107.7 million in equipment financings, and $44.2 million in equity and equity-related investments, including warrants, across 81 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2020 are shown in following table:

		Fair
Type	Cost	Value
Secured Loans	64.1%	64.3%
Equipment Financings	24.7%	25.3%
Equity and Equity-Related	11.2%	10.4%
Total	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of September 30, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

		Fair
Geographic Region	Cost	Value
West	51.8%	51.5%
Northeast	23.3%	22.3%
Midwest	7.9%	7.8%
Mountain	6.6%	6.8%
Canada	5.2%	5.4%
Southeast	4.3%	5.1%
South	0.9%	1.1%
Total	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2020:

		Fair
Industry	Cost	Value
Manufacturing	22.5%	21.9%
Professional, Scientific, and Technical Services	18.9%	18.6%
Retail Trade	15.0%	15.1%
Information	8.1%	7.9%
Real Estate and Rental and Leasing	7.5%	7.7%
Pharmaceutical	4.9%	5.8%
Utilities	5.2%	5.4%
Wholesale Trade	4.0%	4.2%
Health Care and Social Assistance	3.2%	2.9%
Agriculture, Forestry, Fishing and Hunting	2.7%	2.8%
Finance and Insurance	2.4%	2.5%
Educational Services	2.4%	2.5%
Administrative and Support and Waste Management and Remediation Services	1.4%	1.4%
Construction	1.8%	1.3%
Total	100.0%	100.0%

As of September 30, 2020, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 2.9 years. Additional information regarding our portfolio is set forth in the schedule of investments and the related notes thereto included with this quarterly report on Form 10-Q.

Investment Activity

During the nine months ended September 30, 2020, we made an aggregate of approximately $92.2 million of investments in 12 new portfolio companies and approximately $45.8 million of investments in 13 existing portfolio companies. During the nine months ended September 30, 2020, we received an aggregate of $118.6 million in proceeds from repayments of our investments.

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2020 (dollars in thousands):

	Investments at	Percentage of
Investment Risk Rating Scale Range	Fair Value	Total Portfolio
4.0 - 5.0	$59,767	15.8%
3.0 - 3.9	187,844	49.3%
2.0 - 2.9	130,263	34.2%
1.6 - 1.9	—	0.0%
1.0 - 1.5	3,502	0.7%
Total	$381,376	100.0%

At September 30, 2020, our loan and equipment financing investments had a weighted average risk rating score of 3.2.

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

At September 30, 2020, loans to four portfolio companies were on non-accrual status with a total cost of approximately $9.0 million, and a total fair market value of approximately $4.1 million, or 1.0%, of the fair value of the Company’s investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and nine months ended September 30, 2020. We were formed on August 12, 2019, and commenced operations on January 16, 2020. Prior to January 16, 2020, we had no operations, except for immaterial matters relating to our formation and organization as a BDC, including general and administrative expenses of approximately $38,000 for the period of August 12, 2019 (date of inception) to September 30, 2019. As a result, there are no historical results for comparative purposes.

The following table represents our results of operations for the three and nine months ended September 30, 2020 (in thousands):

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2020
Total investment income	$13,529	$39,621
Total expenses	(7,984)	(21,660)
Net investment income	5,545	17,961
Net realized gains (losses) on investments	(1,490)	(4,374)
Net unrealized gains (losses) on investments	8,279	(13,836)
Net increase (decrease) in net assets resulting from operations before formation costs	12,334	(249)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	(15,586)
Net increase (decrease) in net assets resulting from operations	$12,334	$(15,835)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

We generate revenues primarily in the form of investment income from the investments we hold, generally in the form of interest income from our debt securities.

Loan and commitment fees in excess of related expenses are amortized into interest income over the contractual life of the loan. The Company recognizes certain fees as one-time fee income, including, but not limited to, prepayment penalties, fees related to select covenant default, late-payment fees, structuring fees and exit fees related to a change in ownership of the portfolio company.

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

For the three and nine months ended September 30, 2020, total investment income was approximately $13.5 million and $39.6 million, respectively, which represents an approximate yield of 14.1% and 14.6%, respectively, on the investments during such periods.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation and general and administrative expenses. Our operating expenses totaled approximately $8.0 million and $21.7 million for the three and nine months ended September 30, 2020, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $4.0 million and $12.6 million for the three and nine months ended September 30, 2020, respectively, which is primarily comprised of interest and fees related to the Credit Agreement and the Notes. We had a weighted average cost of debt, comprised of interest and fees, of approximately 5.4% for both the three and nine months ended September 30, 2020.

Employee Compensation

Employee compensation and benefits totaled approximately $2.8 and $5.8 million for the three and nine months ended September 30, 2020, respectively. The increase in employee compensation related expenses during the three months ended September 30, 2020 relates primarily to the accrual of bonuses expected to be paid at the discretion of management or upon approval of the Board, as applicable. As of September 30, 2020, the Company had 34 employees.

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

General and Administrative Expenses

General and administrative expenses include legal, accounting and valuation fees, insurance premiums, rent, marketing and investor relations expenses, and other various expenses. Our general and administrative expenses totaled $1.2 million and $3.3 million for the three and nine months ended September 30, 2020, respectively.

Net Investment Income

As a result of approximately $13.5 million in total investment income as compared to approximately $8.0 million in total expenses, net investment income for the three months ended September 30, 2020 was approximately $5.5 million.

As a result of approximately $39.6 million in total investment income as compared to approximately $21.7 million in total expenses, net investment income for the nine months ended September 30, 2020 was approximately $17.9 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. For the three and nine months ended September 30, 2020, we realized net loss on investments of approximately $1.5 million and $4.4 million, respectively.

The net realized gains (losses) from the sales, repayments, or exits of investments during the three and nine months ended September 30, 2020 were comprised of the following (in thousands):

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2020
Sales, repayments or exits of investments	$(38,316)	$(118,644)
Net realized gain (loss) on investments:
Gross realized gains	$37	$872
Gross realized losses	(1,527)	(5,246)
Total net realized gains (losses) on investments	$(1,490)	$(4,374)

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

Net unrealized gains and losses on investments for the three and nine months ended September 30, 2020 is comprised of the following (in thousands):

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2020
Unrealized appreciation	$10,465	$9,509
Unrealized depreciation	(3,162)	(23,345)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses (1)	976	—
Total net unrealized gains (losses) on investments	$8,279	$(13,836)

(1)	The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period. Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reversal of unrealized appreciation (depreciation) was recorded during the nine month period ended September 30, 2020.

The changes in net unrealized appreciation (depreciation) from investments during the three months ended September 30, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Nanotherapeutics, Inc.	$2,202
GrubMarket, Inc.	903
Instart Logic, Inc.	894
Hospitalists Now, Inc.	730
Edeniq, Inc.	629
Oto Analytics, Inc.	(133)
Footprint International Holding, Inc.	(218)
Atieva, Inc.	(219)
Project Frog, Inc.	(289)
Birchbox, Inc.	(392)
Other, net	4,172
Total	$8,279

The changes in net unrealized appreciation (depreciation) from investments during the nine months ended September 30, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Nanotherapeutics, Inc.	$3,560
Instart Logic, Inc.	978
GrubMarket, Inc.	898
Store Intelligence, Inc.	818
Hospitalists Now, Inc.	638
Workwell Prevention & Care	(1,710)
Vertical Communications, Inc.	(2,384)
Project Frog, Inc.	(2,398)
Atieva, Inc.	(3,174)
Vidsys, Inc.	(3,907)
Other, net	(7,155)
Total	$(13,836)

Net Increase (Decrease) in Net Assets Resulting from Operations Before Formation Costs

Net increase in net assets resulting from operations during the three months ended September 30, 2020 was approximately $12.3 million.

Net decrease in net assets resulting from operations before formation costs during the nine months ended September 30, 2020 was approximately ($0.2) million.

Net Decrease in Net Assets Resulting from Operations and Earnings Per Share

During the three months ended September 30, 2020 basic and fully diluted net change in net assets per common share were $0.31 and $0.68, respectively.

Costs related to the acquisition of Trinity Capital Holdings was approximately $13.5 million, and the cost related to the acquisition of the Legacy Funds was approximately $2.1 million (see “Item 1. Financial Statements – Note 12 – Formation Transactions”). The total cost of $15.6 million, when added to the net decrease in net assets resulting from operations before formation costs, resulted in a net decrease in net assets resulting from operations during the nine months ended September 30, 2020 of approximately ($0.2) million. Basic and fully diluted net change in net assets per common share were $1.00 and ($0.88), respectively, for the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, cash provided by financing activities of $148.3 million was primarily used for the $89.5 million acquisition of the Legacy Funds in the Formation Transactions (see “Item 1. Consolidated Financial Statements – Note 12 Formation Transactions”).

At September 30, 2020, we had $93.1 million in available liquidity, including $36.3 million in cash and cash equivalents. We had available borrowing availability of $56.8 million under the Credit Agreement, subject to its terms and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2020, we had approximately $16.3 million of restricted cash which consists of approximately $15.6 million related to the Credit Agreement covenants, and approximately $0.7 million held in escrow related to the payout of a settlement with a former member of certain general partners of certain of the Legacy Funds.

Credit Agreement

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Agreement through our wholly owned subsidiary, Trinity Funding 1, LLC. The Credit Agreement matures on January 8, 2022, unless extended, and we have the ability to borrow up to an aggregate of $300.0 million. The Borrowings under the Credit Agreement generally bear interest at a rate of the three-month LIBOR plus 3.25%. We may utilize the leverage available under the Credit Agreement to finance future investments. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Agreement in amount of approximately $60 million. As of September 30, 2020, approximately $115 million was outstanding under the Credit Agreement. During the three and nine months ended September 30, 2020, we repaid $0 and approximately $85.0 million, respectively, of borrowings under the Credit Agreement. During the three and nine months ended September 30, 2020, we borrowed an additional $10.0 million on the Credit Agreement.

The following table summarizes the interest expense and amortization of financing costs incurred on the Credit Agreement for the three and nine months ended September 30, 2020 (dollars in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2020
Borrowing interest expense	$948	$3,948
Amortization of deferred financing costs	487	1,394
Total interest and amortization of deferred financing costs	$1,435	$5,342

Weighted average interest rate	3.61%	4.14%
Weighted average outstanding balance	$105,109	$127,135

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

The following table summarizes the interest expense and amortization of financing costs incurred on the Notes for the three and nine months ended September 30, 2020 (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2020
Notes interest expense	$2,139	$6,198
Amortization of deferred financing costs	278	788
Total interest and amortization of deferred financing costs	$2,417	$6,986

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective September 28, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to potentially borrow $2 for investment purposes of every $1 of investor equity. As of September 30, 2020, our asset coverage ratio was approximately 198.64% and our asset coverage ratio per unit was approximately $1,986. We target a leverage range of between 1.15x and 1.35x.

Commitments

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones.

As of September 30, 2020, the Company had an aggregate of approximately $21.3 million of unfunded commitments to three portfolio companies, Exela Inc., DailyPay, Inc., and BackBlaze, Inc. which are available at the request of such portfolio companies and unencumbered by milestones. The fair value of these unfunded commitments are considered to approximate the cost of such commitments as the yields determined at the time of underwriting are expected to be materially consistent with the yields upon funding. The Company funded $19.7 million of its unfunded commitment to DailyPay, Inc. on October 1, 2020.

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

Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of September 30, 2020.

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2020, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
Credit Agreement	$—	$115,000	$—	$—	$115,000
7.00% Notes due 2025	—	—	125,000	—	125,000
Operating Leases (1)	56	1,068	721	1,650	3,495
Total Contractual Obligations	$56	$116,068	$125,721	$1,650	$243,495

(1)	Relates to lease for the Company's office, which expires on July 31, 2022 and is subject to a five-year extension option, plus the lease the Company signed for a new space in downtown Phoenix, Arizona with an estimated commencement date in mid-year 2021. The Company has recorded the current lease as a right-of-use asset and lease liability in its financial statements, and will record the new lease as such upon its commencement date in mid-2021. No right of use asset or corresponding lease liability has been recorded on the new lease as the lease has not commenced.

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

As a RIC, we (but not our stockholders) generally will not be subject to U.S. federal tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax on the retained amounts. We may choose to carry forward our net capital gains or any investment company taxable income in excess of current year distributions and pay the U.S. federal excise tax as described below.

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

During the nine months ended September 30, 2020, the Company declared a distribution on May 14, 2020 of $0.22 per share that was paid on June 5, 2020 to stockholders of record as of May 29, 2020, and declared a distribution on August 10, 2020 of $0.27 per share that was paid on September 4, 2020 to stockholders of record as of August 21, 2020. The distribution paid on June 5, 2020 included approximately $2.9 million in cash and 87,740 shares issued pursuant to the Company’s distribution reinvestment plan (the “DRIP”), and the distribution paid on September 4, 2020 included approximately $3.7 million in cash and 98,443 shares issued pursuant to the DRIP. See “—Recent Developments.”

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

Recent Developments

Distribution Declaration

On November 9, 2020, the Board declared a quarterly distribution of $0.27 per share payable on December 4, 2020 to stockholders of record as of November 20, 2020.

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

As of September 30, 2020, approximately 15.2% of our debt investments at fair value represented floating-rate investments and approximately 84.8% of our debt investments at fair value represented fixed-rate investments. In addition, borrowings under the Credit Agreement are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%.

Based on our Consolidated Statements of Operations as of September 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) and the Credit Agreement, assuming each floating rate investment is subject to three-month LIBOR and there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$1,310	$3,450	$(2,140)
Up 200 basis points	$645	$2,300	$(1,655)
Up 100 basis points	$170	$1,150	$(980)
Down 100 basis points	$—	$(307)	$307
Down 200 basis points	$—	$(307)	$307
Down 300 basis points	$—	$(307)	$307

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of September 30, 2020, we had one portfolio company located outside of the U.S. Payments from such portfolio company are received in U.S. dollars. No other investments at September 30, 2020 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of our amended registration statement on Form 10 filed with the SEC on March 13, 2020 and in Part II, “Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 12, 2020, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described below and in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations. Other than as described below, during the nine months ended September 30, 2020, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, commencing January 2021, the Democratic Party is expected to control the executive branch of government. Control of the legislative branch of government is uncertain and may remain uncertain for several weeks or longer. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the worldwide outbreak of COVID-19 that began in December 2019 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The COVID-19 pandemic has created disruption and instability, but may create attractive investment opportunities.

The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the global economy, including in the United States, as cross-border commercial activity and market sentiment have been negatively impacted by the pandemic and government and other measures seeking to contain its spread. We believe that attractive investment opportunities may present themselves during this volatile period in particular, especially if the spread of the COVID-19 pandemic can be contained, and during other periods of market volatility, including opportunities to make acquisitions of other companies or investment portfolios at compelling values. However, periods of market disruption and instability, like the one we are experiencing currently, may adversely affect the Company’s access to sufficient debt and equity capital in order to take advantage of attractive investment and acquisition opportunities that are created during these periods. In addition, the debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future.

The COVID-19 pandemic has caused severe disruptions in the global economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in widespread outbreaks of illness and numerous deaths, adversely impacted global and U.S. commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries and localities, including the U.S. and states in which our portfolio companies operate, have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.

While several countries, as well as certain states in the United States, began to lift or otherwise relax certain public health restrictions during 2020 with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states and countries and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, as of late September 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period of time after the COVID-19 pandemic is controlled and/or abated.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including manufacturing and retail. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of this quarterly report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

For example, in December 2019, COVID-19 emerged in China and then spread rapidly to other countries, including the United States. This outbreak has led to and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

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

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non- accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 pandemic can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a business development company, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
●	Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).
●	Significant changes in the capital markets, such as the recent disruption in economic activity caused by the COVID-19 pandemic, have adversely affected, and may continue to adversely affect, the pace of our investment activity and economic activity generally. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 4, 2020, pursuant to its distribution reinvestment plan, the Company issued 98,443 shares of its common stock, at a price of $12.44 per share, to stockholders of record as of August 21, 2020 that did not opt out of the Company’s distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act.

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
10.1

First Amendment to Credit Agreement, dated as of March 31, 2020, with Credit Suisse AG (incorporated by reference to exhibit 99(k)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-248850) filed on September 16, 2020).

10.2

Second Amendment to Credit Agreement, dated as of September 29, 2020, with Credit Suisse AG (incorporated by reference to exhibit (k)(3) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-248850) filed on October 19, 2020).

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

TRINITY CAPITAL INC.

Dated: November 12, 2020	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2020	By:	/s/ Susan Echard
Susan Echard
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)