Form 10-Q
period 2021-03-31
Trinity Capital Inc.
filed 2021-05-06
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 5, 2021, the registrant had 26,491,274 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $62,573 and $57,072, respectively)	$46,677	$48,730
Affiliate investments (cost of $20,425 and $20,653, respectively)	21,110	27,650
Non-control / Non-affiliate investments (cost of $442,233 and $420,611, respectively)	467,954	417,271
Total investments (cost of $525,231 and $498,336, respectively)	535,741	493,651
Cash and cash equivalents	36,026	44,656
Restricted cash	15,259	16,445
Interest receivable	3,924	3,468
Prepaid expenses	1,851	744
Other assets	1,186	744
Total assets	$593,987	$559,708

LIABILITIES
Credit Facility, net of $1,583 and $2,107, respectively, of unamortized deferred financing costs	$43,420	$132,893
2025 Notes, net of $4,406, and $4,697, respectively, of unamortized deferred financing costs	120,594	120,303
Convertible Notes, net of $2,887, and $3,448, respectively, of unamortized deferred financing costs and discount	47,113	46,552
Distribution payable	7,396	4,947
Accounts payable and accrued liabilities	3,802	7,309
Other liabilities	10,099	8,956
Total liabilities	232,424	320,960

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 26,415,275 and 18,321,274 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	26	18
Paid-in capital in excess of par	368,245	263,366
Distributable earnings/(accumulated loss)	(6,708)	(24,636)
Total net assets	361,563	238,748
Total liabilities and net assets	$593,987	$559,708
NET ASSET VALUE PER SHARE	$13.69	$13.03

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME:
Interest income:
Control investments	$1,307	$59
Affiliate investments	438	116
Non-Control / Non-Affiliate investments	14,600	10,639
Total interest income	16,345	10,814
Fee income:
Non-Control / Non-Affiliate investments	975	1,434
Total fee income	975	1,434
Total investment income	17,320	12,248

EXPENSES:
Interest expense and other debt financing costs	4,616	4,259
Compensation and benefits	3,996	1,389
Professional fees	647	479
General and administrative	808	414
Total expenses	10,067	6,541

NET INVESTMENT INCOME	7,253	5,707

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	—
Affiliate investments	—	—
Non-Control / Non-Affiliate investments	2,595	(882)
Net realized loss from investments	2,595	(882)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(7,554)	(7,128)
Affiliate investments	(6,312)	(1,507)
Non-Control / Non-Affiliate investments	29,342	(15,655)
Net change in unrealized appreciation/(depreciation) from investments	15,476	(24,290)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS BEFORE FORMATION COSTS	25,324	(19,465)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	(15,586)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$25,324	$(35,051)

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.31	$0.32

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$1.08	(1.97)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,554,950	17,821,790

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2021:

				Distributable
				Earnings /
	Common Stock		Paid In Capital	(Accumulated	Total
	Shares	Par Value	in Excess of Par	Loss)	Net Assets
Balance as of December 31, 2020	18,321,274	$18	$263,366	$(24,636)	$238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Distributions to stockholders	—	—	—	(7,396)	(7,396)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Issuance of common stock pursuant to distribution reinvestment plan	87,710		1,141	—	1,141
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,253	7,253
Net realized gain/(loss) from investments	—	—	—	2,595	2,595
Net unrealized appreciation/(depreciation) from investments	—	—	—	15,476	15,476
Balance as of March 31, 2021 (unaudited)	26,415,275	$26	$368,245	$(6,708)	$361,563

Three Months Ended March 31, 2020:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2019	10	$—	$—	$(524)	$(524)
Issuance of shares related to Formation Transaction (1)	9,716,517	10	145,738	—	145,748
Issuance of common stock, net of issuance costs	8,333,333	8	114,382	—	114,390
Distributions to stockholders	—	—	—	—	—
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	5,707	5,707
Net realized gain/(loss) from investments	—	—	—	(882)	(882)
Net unrealized appreciation/(depreciation) from investments	—	—	—	(24,290)	(24,290)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(15,586)	(15,586)
Balance as of March 31, 2020 (unaudited)	18,049,860	$18	$260,120	$(35,575)	$224,563

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$25,324	$(35,051)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(86,694)	(47,740)
Proceeds from sales and paydowns of investments	66,985	44,465
Net change in unrealized depreciation from investments, net of third party participation	(15,193)	24,277
Net realized gain/(loss) from investments	(2,595)	(503)
Accretion of original issue discounts and end of term payments on investments	(4,593)	(2,068)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	15,586
Amortization of deferred financing costs	917	666
Depreciation of fixed assets	16	9
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(456)	(2,054)
(Increase)/Decrease in prepaid expenses	(1,107)	13
(Increase)/Decrease in other assets	32	(594)
Increase/(Decrease) in accounts payable and accrued liabilities	(3,507)	3,069
Increase/(Decrease) in other liabilities	1,143	2,091
Increase/(Decrease) in due to related party	—	(1,058)
Net cash provided by/(used in) operating activities	(19,728)	1,108

Cash flows provided by/(used in) investing activities:
Formation Transactions of Legacy Funds, net of cash acquired (1)	—	(89,515)
Acquisition of Trinity Capital Holdings	—	(2,211)
Acquisition of fixed assets	(490)	(10)
Net cash used in investing activities	(490)	(91,736)

Cash flows provided by/(used in) financing activities
Issuance of common stock	112,088	125,000
Common stock issuance costs	(7,880)	(10,610)
Distributions paid, net of stock issued under DRIP of $1,141 and $0, respectively	(3,806)	—
Proceeds from issuance of 2025 Notes	—	125,000
Financing costs paid related to 2025 Notes	—	(5,542)
Repayments under Credit Facility	(90,000)	(60,000)
Financing costs paid related to credit facility	—	(3,735)
Net cash provided by/(used in) financing activities	10,402	170,113

Net increase/(decrease) in cash, cash equivalents and restricted cash	(9,816)	79,485
Cash, cash equivalents and restricted cash at beginning of period	61,101	—
Cash, cash equivalents and restricted cash at end of period	$51,285	$79,485

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$4,200	$3,583
Shares issued to Trinity Capital Holdings (1)	$—	$8,000
Assumption of severance liability (1)	$—	$3,508
Shares issued to the Legacy Investors as part of the Formation Transactions (1)	$—	$137,748
Accrued but unpaid distributions	$7,396	$—
Value of shares issued in connection with the distribution reinvestment plan	$1,141	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$36,026	$62,602
Restricted cash	15,259	16,883
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$51,285	$79,485

(1)	See “Note 1 - Organization and Basis of Presentation”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation (2)
SeaOn Environmental, LLC	Equipment Financing	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$1,888	$2,165	$2,123

Sub-total: Administrative and Support and Waste Management and Remediation (0.6%)*				$1,888	$2,165	$2,123

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Equipment Financing	January 1, 2023	Fixed interest rate 8.5%; EOT 8.5%	$2,193	$2,474	$2,305
	Equipment Financing	February 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,181	2,408	2,424
	Equipment Financing	May 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,756	2,993	3,004
	Equipment Financing	January 1, 2024	Fixed interest rate 7.5%; EOT 8.5%	9,211	9,265	9,312
Total Bowery Farming, Inc.				16,341	17,140	17,045

Robotany, Inc.	Equipment Financing	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,587	$1,698	$1,748

Sub-total: Agriculture, Forestry, Fishing and Hunting (5.2%)*				$17,928	$18,838	$18,793

Construction
Dandelion Energy, Inc.	Equipment Financing	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$429	$443	$447
	Equipment Financing	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	515	529	531
	Equipment Financing (12)	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	522	536	539
	Equipment Financing	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	744	756	759
	Equipment Financing (12)	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	1,159	1,161	1,163
Total Dandelion Energy, Inc.				3,369	3,425	3,439

Project Frog, Inc. (17)	Secured Loan	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,058	$3,912

Sub-total: Construction (2.0%)*				$7,497	$7,483	$7,351

Educational Services (2)
Medical Sales Training Holding Company (14)	Secured Loan	April 1, 2025	Variable interest rate PRIME + 8.8% or Floor rate 12.0%; EOT 12.5% (9)	$6,000	$5,929	$5,929

Yellowbrick Education, Inc.	Secured Loan	September 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 5.0% (9)	$7,500	$7,483	$7,483

Sub-total: Educational Services (3.7%)*				$13,500	$13,412	$13,412

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Debt Securities, Continued

Finance and Insurance (2)
DailyPay, Inc.	Secured Loan	November 1, 2024	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (9)	$20,000	$19,924	$20,185
	Secured Loan	January 1, 2025	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (9)	5,000	4,972	5,018
Total DailyPay, Inc.				25,000	24,896	25,203

Petal Card, Inc.	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,036	$10,152
	Secured Loan (14)	January 1, 2024	Variable interest rate PRIME + 7.5% or Floor rate 11.5%	1,115	1,084	1,084
				11,115	11,120	11,236

Sub-total: Finance and Insurance (10.1%)*				$36,115	$36,016	$36,439

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Secured Loan	April 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 4.0% (9)	$5,000	$4,839	$4,903

WorkWell Prevention & Care Inc.	Secured Loan	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,620	$3,580
	Secured Loan	March 1, 2024	Fixed interest rate 8.0%	700	730	690
Total WorkWell Prevention & Care Inc. (17)				4,070	4,350	4,270

Sub-total: Health Care and Social Assistance (2.5%)*				$9,070	$9,189	$9,173

Information (2)
Firefly Systems, Inc.	Equipment Financing	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$3,511	$3,734	$3,701
	Equipment Financing	September 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	2,939	3,085	3,078
	Equipment Financing	October 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	355	371	370
Total Firefly Systems, Inc.				6,805	7,190	7,149

Gobiquity, Inc.	Equipment Financing	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$239	$349	$347

RapidMiner, Inc.	Secured Loan	April 1, 2024	Fixed interest rate 12.0%; EOT 7.5%	$10,000	$10,179	$10,189

Rigetti & Co, Inc. (14)	Secured Loan	April 1, 2025	Variable interest rate PRIME + 7.5% or Floor rate 11.0%; EOT 2.8% (9)	$12,000	$11,735	$11,735

Smule, Inc.	Secured Loan	January 1, 2022	Fixed interest rate 0.0% (15)	$99	$99	$99

STS Media, Inc. (11)	Secured Loan	May 1, 2022	Fixed interest rate 11.9%; EOT 4.0%	$7,811	$737	$100

Unitas Global, Inc.	Equipment Financing	July 1, 2021	Fixed interest rate 9.0%; EOT 12.0%	$293	$665	$656
	Equipment Financing	April 1, 2021	Fixed interest rate 7.8%; EOT 6.0%	—	24	24
Total Unitas Global, Inc.				293	689	680

Sub-total: Information (8.4%)*				$37,247	$30,978	$30,299

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing (2)
AyDeeKay LLC	Secured Loan	August 1, 2024	Variable interest rate PRIME + 7.5% or Floor rate 10.8%; EOT 3.0% (9)	$12,000	$11,981	$11,988

BHCosmetics, LLC	Equipment Financing	April 1, 2021	Fixed interest rate 8.7%; EOT 5.0% (16)	$—	$59	$59

Footprint International Holding, Inc.	Equipment Financing	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$13,771	$14,374	$14,468
	Secured Loan	July 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	7,000	7,153	7,226
Total Footprint International Holding, Inc.				20,771	21,527	21,694

Happiest Baby, Inc.	Equipment Financing	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$794	$915	$889
	Equipment Financing	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	653	739	743
	Equipment Financing	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	635	703	711
	Equipment Financing	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	816	879	880
	Equipment Financing	January 1, 2024	Fixed interest rate 7.8%; EOT 9.5%	1,156	1,193	1,200
	Equipment Financing	May 1, 2025	Fixed interest rate 8.4%; EOT 9.5%	955	965	965
Total Happiest Baby, Inc.				5,009	5,394	5,388

Health-Ade, LLC	Equipment Financing	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$1,059	$1,615	$1,599
	Equipment Financing	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	634	900	894
	Equipment Financing	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	1,648	2,173	2,165
Total Health-Ade, LLC				3,341	4,688	4,658

Mainspring Energy, Inc.	Secured Loan	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$7,889	$8,085	$8,124
	Secured Loan	December 1, 2024	Fixed interest rate 11.0%; EOT 3.8%	5,500	5,307	5,454
Total Mainspring Energy, Inc.				13,389	13,392	13,578

Miyoko's Kitchen	Equipment Financing	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$498	$545	$546
	Equipment Financing	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	775	812	815
	Equipment Financing	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	632	639	639
Total Miyoko's Kitchen				1,905	1,996	2,000

Molekule, Inc.	Equipment Financing	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$2,340	$2,420	$2,436
	Equipment Financing	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	505	520	524
	Equipment Financing	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	821	835	839
Total Molekule, Inc.				3,666	3,775	3,799

Quip NYC, Inc. (14)	Secured Loan	April 1, 2026	Variable interest rate PRIME + 8.0% or Floor rate 11.3%; EOT 2.0% (9)	$17,500	$17,135	$17,135

Second Nature Brands, Inc.	Equipment Financing	April 1, 2024	Fixed interest rate 9.7%; EOT 11.50%	$2,051	$2,050	$2,555

Store Intelligence, Inc. (17)	Secured Loan	June 1, 2024	Fixed interest rate 12.0%; EOT 7.8%	$12,001	$12,310	$11,832

The Fynder Group, Inc.	Equipment Financing	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$612	$613	$617

Vertical Communications, Inc.	Secured Loan	November 1, 2024	Fixed interest rate 9.5%; EOT 26.4%	$12,000	$13,159	$12,968
	Secured Loan	July 1, 2022	Fixed interest rate 9.5%	687	687	694
Total Vertical Communications, Inc. (17)				12,687	13,846	13,662

Sub-total: Manufacturing (30.1%)*				$104,932	$108,766	$108,965

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Pharmaceutical (2)
Zosano Pharma Corporation	Equipment Financing	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$1,825	$2,362	$2,193
	Equipment Financing	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	1,266	1,546	1,454
	Equipment Financing	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,424	1,611	1,558
	Equipment Financing	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,608	1,769	1,735
	Equipment Financing	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	1,195	1,314	1,282
Total Zosano Pharma Corporation				7,318	8,602	8,222

Sub-total: Pharmaceutical (2.3%)*				$7,318	$8,602	$8,222

Professional, Scientific, and Technical Services (2)
BackBlaze, Inc.	Equipment Financing	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$800	$949	$950
	Equipment Financing	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	105	121	121
	Equipment Financing	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	819	927	929
	Equipment Financing	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	164	183	183
	Equipment Financing	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	169	188	187
	Equipment Financing	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	170	188	188
	Equipment Financing	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	571	628	627
	Equipment Financing	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	759	827	826
	Equipment Financing	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	663	719	717
	Equipment Financing	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	678	731	730
	Equipment Financing	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	591	635	634
	Equipment Financing	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	179	191	194
	Equipment Financing	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	1,162	1,235	1,240
	Equipment Financing	August 1, 2024	Fixed interest rate 7.5%; EOT 11.5%	1,254	1,309	1,311
	Equipment Financing	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	225	232	232
	Equipment Financing	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	2,784	2,794	2,794
Total BackBlaze, Inc.				11,093	11,857	11,863

Edeniq, Inc.	Secured Loan	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	$2,328	$434	$434
	Secured Loan	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	1,745	279	279
Total Edeniq, Inc. (11) (17)				4,073	713	713

Emergy, Inc. (14)	Equipment Financing	May 1, 2024	Fixed interest rate 9.1%; EOT 5.0%	$554	$558	$558

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Professional, Scientific, and Technical Services, Continued
Greenlight Biosciences Inc. (14)	Equipment Financing	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$3,341	$3,285	$3,285

Incontext Solutions, Inc.	Secured Loan	October 1, 2023	Fixed interest rate 11.75%; EOT 11.4%	$7,149	$7,479	$6,160

Matterport, Inc.	Secured Loan	May 1, 2022	Fixed interest rate 11.5%; EOT 5.0%	$4,301	$4,739	$4,776

Pendulum Therapeutics, Inc.	Equipment Financing	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$313	$310	$311
	Equipment Financing	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	1,900	1,976	1,992
	Equipment Financing	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	565	575	580
	Equipment Financing	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	831	840	850
Total Pendulum Therapeutics, Inc.				3,609	3,701	3,733

Reciprocity, Inc.	Secured Loan	October 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.3%; EOT 2.0% (9)	$10,000	$9,888	$9,853

Sun Basket, Inc.	Secured Loan	December 1, 2024	Variable interest rate PRIME + 8.5% or Floor rate 11.8%; EOT 5.0% (9)	$18,375	$17,978	$18,150

Utility Associates, Inc. (11)	Secured Loan	October 1, 2023	Fixed interest rate 11.0%	$750	$830	$603

Sub-total: Professional, Scientific, and Technical Services (16.5%)*				$63,245	$61,028	$59,694

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Real Estate (2)
Knockaway, Inc.	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$9,286	$9,416	$9,430
	Secured Loan	February 1 , 2024	Fixed interest rate 11.0%; EOT 3.0%	2,441	2,467	2,483
	Secured Loan	March 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,523	2,541
Total Knockaway, Inc.				14,227	14,406	14,454

Orchard Technologies, Inc. (14)	Secured Loan	April 1, 2026	Variable interest rate PRIME + 7.5% or Floor rate 11.0%; EOT 4.0% (9)	$5,000	$4,978	$4,978

Wanderjaunt, Inc.	Equipment Financing	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$351	$364	$355
	Equipment Financing	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	1,124	1,225	1,208
Total Wanderjaunt, Inc.				1,475	1,589	1,563

Sub-total: Real Estate (5.8%)*				$20,702	$20,973	$20,995

Rental and Leasing Services(2)
EquipmentShare, Inc.	Equipment Financing	July 1, 2023	Fixed interest rate 10.7%; EOT 5.0%	$6,872	$7,072	$7,117
	Equipment Financing	August 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	790	811	816
	Equipment Financing	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,750	1,791	1,800
	Equipment Financing	October 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	3,149	3,210	3,224
	Equipment Financing	October 1, 2024	Fixed interest rate 8.3%; EOT 10.0%	404	415	415
	Equipment Financing	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	749	761	770
	Equipment Financing	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	2,363	2,402	2,428
	Equipment Financing	December 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	2,305	2,337	2,361
	Equipment Financing	January 1, 2024	Fixed interest rate 10.1%; EOT 5.0%	1,850	1,870	1,887
	Equipment Financing	January 1, 2024	Fixed interest rate 10.5%; EOT 5.0%	736	743	750
	Equipment Financing	February 1, 2024	Fixed interest rate 10.6%; EOT 5.0%	1,363	1,372	1,372
	Equipment Financing	March 1, 2024	Fixed interest rate 10.6%; EOT 5.0%	1,791	1,798	1,798
	Equipment Financing	April 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	1,913	1,918	1,918
Total EquipmentShare, Inc.				26,035	26,500	26,656

Maxwell Financial Labs, Inc.	Secured Loan	November 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (9)	$3,000	$2,978	$3,018
	Secured Loan	January 1, 2025	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (9)	3,000	2,953	2,981
Total Maxwell Financial Labs, Inc.				6,000	5,931	5,999

Sub-total: Rental and Leasing Services (9.0%)*				$32,035	$32,431	$32,655

Retail Trade (2)
Birchbox, Inc. (17)	Secured Loan	July 1, 2024	Fixed interest rate 9.0%; EOT 7.5%	$10,000	$10,464	$9,694

Boosted eCommerce, Inc. (14)	Secured Loan	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (9)	$5,000	$4,959	$5,007
	Secured Loan	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (9)	2,500	2,473	2,473
	Secured Loan	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (9)	7,500	7,412	7,412
Total Boosted eCommerce, Inc.				15,000	14,844	14,892

Gobble, Inc.	Secured Loan	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$3,151	$3,276	$3,310
	Secured Loan	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,584	1,646	1,663
Total Gobble Inc.				4,735	4,922	4,973

Madison Reed, Inc.	Secured Loan	May 1, 2024	Variable interest rate PRIME + 6.0% or Floor rate 10.3%; EOT 4.0% (9)	$17,500	$17,539	$18,550

Portofino Labs, Inc. (14)	Secured Loan	July 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (9)	$2,000	$1,991	$2,002
	Secured Loan	October 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (9)	3,000	2,836	2,836
Total Portofino Labs, Inc.				5,000	4,827	4,838

Super73, Inc. (14)	Secured Loan	January 1, 2025	Variable interest rate PRIME + 7.3% or Floor rate 11.8%; EOT 4.0% (9)	$5,500	$5,442	$5,494

UnTuckIt, Inc.	Secured Loan	June 1, 2024	Fixed interest rate 12.0%; EOT 5.0%	$20,000	$21,079	$19,430

Sub-total: Retail Trade (21.5%)*				$77,735	$79,117	$77,871

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Utilities (2)
Invenia, Inc.	Secured Loan	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$5,862	$6,327	$6,288
	Secured Loan	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	3,023	3,231	3,243
	Secured Loan	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,859	2,930	2,991
	Secured Loan	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,906	4,024	4,081
	Secured Loan	July 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	4,000	4,060	4,177
	Secured Loan	November 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	5,000	5,037	5,182
Total Invenia, Inc. (8)				24,650	25,609	25,962

Sub-total: Utilities (7.2%)*				$24,650	$25,609	$25,962

Wholesale Trade
BaubleBar, Inc. (18)	Secured Loan	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$5,184	$6,030	$5,665

Grandpad, Inc.	Equipment Financing	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$2,633	$2,666	$2,686
	Equipment Financing	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	3,327	3,354	3,379
Total Grandpad, Inc. (14)				5,960	6,020	6,065

Sub-total: Wholesale Trade (3.2%)*				$11,144	$12,050	$11,730

Total: Debt Securities (128.2%)* (13)				$465,006	$466,657	$463,684

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Warrant	June 10, 2029	Common Stock	68,863	$5.08	$410	$537
	Warrant	December 22, 2030	Common Stock	29,925	$6.24	$160	$234
Total Bowery Farming, Inc.						570	771

Robotany, Inc.	Warrant	July 19, 2029	Common Stock	262,870	$0.26	$128	$173

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*						$698	$944

Construction (2)
Project Frog, Inc. (17)	Warrant	July 26, 2026	Preferred Series AA	391,990	$0.19	$18	$3

Sub-Total: Construction (0.0%)*						$18	$3

Educational Services (2)
Medical Sales Training Holding Company	Warrant	March 18, 2031	Common Stock	3,232	$7.74	$21	$20

Yellowbrick Education, Inc.	Warrant	September 28, 2028	Common Stock	222,222	$0.90	$120	$582

Sub-Total: Educational Services (0.2%)*						$141	$602

Finance and Insurance (2)
DailyPay, Inc.	Warrant	September 30, 2030	Common Stock	89,264	$3.00	$151	$268

Petal Card, Inc.	Warrant	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$394
	Warrant	January 11, 2031	Common Stock (14)	135,835	0.01	312	343
Total Petal Card, Inc.						459	737

Realty Mogul	Warrant	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$23

Sub-Total: Finance and Insurance (0.3%)*						$895	$1,028

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Warrant	September 30, 2030	Common Stock	76,231	$1.76	$177	$189

Sub-Total: Health Care and Social Assistance (0.1%)*						$177	$189

Information (2)
Convercent, Inc.	Warrant	November 30, 2025	Preferred Series 1	3,139,579	$0.16	$924	$1,637

Figg, Inc. (7)	Warrant	March 31, 2028	Common Stock	935,198	$0.07	$—	$—

Everalbum, Inc.	Warrant	July 29, 2026	Preferred Series A	851,063	$0.10	$24	$4

Firefly Systems, Inc.	Warrant	January 29, 2030	Common Stock	133,147	$1.14	$282	$113

Gtxcel, Inc.	Warrant	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$11
	Warrant	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	—
Total Gtxcel, Inc.						166	11

Lucidworks, Inc.	Warrant	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,659

Oto Analytics, Inc.	Warrant	August 31, 2028	Preferred Series B	1,018,718	$0.79	$295	$187

RapidMiner, Inc.	Warrant	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$113

Rigetti & Co, Inc. (14)	Warrant	March 10, 2031	Common Stock	398,040	$0.21	$217	$195

STS Media, Inc.(7)	Warrant	March 15, 2028	Preferred Series C	20,210	$24.74	$—	$—

Sub-Total: Information (1.1%)*						$3,242	$3,919

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Manufacturing (2)
AyDeeKay LLC	Warrant	March 30, 2028	Preferred Series G	6,250	$35.42	$31	$865

Footprint International Holding, Inc.	Warrant	February 14, 2030	Common Stock	26,852	$0.31	$5	$90
	Warrant	June 22, 2030	Common Stock	10,836	$0.31	4	36
Total Footprint International Holding, Inc.						9	126

Happiest Baby, Inc.	Warrant	May 16, 2029	Common Stock	182,554	$0.33	$193	$162

Lensvector, Inc.	Warrant	December 30, 2021	Preferred Series C	85,065	$1.18	$32	$—

Mainspring Energy, Inc.	Warrant	July 9, 2029	Common Stock	140,186	$1.15	$283	$580
	Warrant	November 20, 2030	Common Stock	81,294	$1.15	226	336
Total Mainspring Energy, Inc.						509	916

Molekule, Inc.	Warrant	June 19, 2030	Preferred Series C-1	32,051	$3.12	$16	$17

Quip NYC, Inc. (14)	Warrant	March 9, 2031	Preferred Series A-1	10,833	$48.46	$203	$187

SBG Labs, Inc.	Warrant	June 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$—
	Warrant	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	—
	Warrant	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	—
	Warrant	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	—
	Warrant	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	—
	Warrant	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	—
	Warrant	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	—
	Warrant	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	—
	Warrant	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	—
Total SBG Labs, Inc.						217	—

The Fynder Group, Inc.	Warrant	October 14, 2030	Common Stock	107,190	$0.49	$202	$222

Vertical Communications, Inc. (7) (17)	Warrant	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

Sub-Total: Manufacturing (0.7%)*						$1,412	$2,495

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Pharmaceutical (2)
Ology Biosciences, Inc. (17)	Warrant	November 14, 2021	Common Stock	67,961	$1.03	$1,122	$1,357

Zosano Pharma Corporation	Warrant	September 25, 2025	Common Stock	75,000	$3.59	$69	$77

Sub-Total: Pharmaceutical (0.4%)*						$1,191	$1,434

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Warrant	September 3, 2029	Preferred Series B	580,383	$2.88	$449	$1,008

Continuity, Inc.	Warrant	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$33

Crowdtap, Inc.	Warrant	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$116
	Warrant	November 30, 2027	Preferred Series B	100,000	$1.09	9	26
Total Crowdtap, Inc.						51	142

Dynamics, Inc.	Warrant	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Warrant	July 28, 2027	Common Stock	497,183	$0.30	$186	$101
	Warrant	July 28, 2027	Preferred Series A	104,284	$7.49	15	22
	Warrant	July 28, 2027	Preferred Series AA-1	106,841	$7.49	15	21
Total E La Carte, Inc.						216	144

Edeniq, Inc.	Warrant	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$—
	Warrant	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	—
	Warrant	March 12, 2028	Preferred Series C	5,106,972	$0.44	—	—
	Warrant	October 15, 2028	Preferred Series C	3,850,294	$0.01	—	—
Total Edeniq, Inc. (7)(17)						—	—

Greenlight Biosciences Inc. (14)	Warrant	March 29, 2031	Common Stock	219,839	$0.81	$138	$139

Hologram, Inc.	Warrant	January 27, 2030	Common Stock	193,054	$0.26	$49	$50

Hospitalists Now, Inc.	Warrant	March 30, 2026	Preferred Series D2	135,807	$5.89	$71	$265
	Warrant	December 6, 2026	Preferred Series D2	750,000	$5.89	391	1,462
Total Hospitalists Now, Inc.						462	1,727

Incontext Solutions, Inc.	Warrant	September 28, 2028	Preferred Series AA-1	332,858	$1.47	$34	$47

Matterport, Inc.	Warrant	April 20, 2028	Common Stock	143,813	$1.43	$434	$4,008

Pendulum Therapeutics, Inc.	Warrant	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$85
	Warrant	July 15, 2030	Preferred Series B	36,842	$1.90	36	57
Total Pendulum Therapeutics, Inc.						80	142

Reciprocity, Inc.	Warrant	September 25, 2030	Common Stock	114,678	$4.17	$99	$126

Resilinc, Inc.	Warrant	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$47

Saylent Technologies, Inc.	Warrant	March 31, 2027	Preferred Series C	24,096	$9.96	$108	$166

Sun Basket, Inc.	Warrant	October 5, 2027	Preferred Series C-2	249,306	$6.02	$111	$203
	Warrant	December 31, 2030	Common Stock	118,678	$0.89	545	440
						656	643

Utility Associates, Inc.	Warrant	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$3
	Warrant	May 1, 2026	Preferred Series A	60,000	$4.54	36	6
	Warrant	May 22, 2027	Preferred Series A	200,000	$4.54	120	1
Total Utility Associates, Inc.						211	10

Sub-Total: Professional, Scientific, and Technical Services (2.3%)*						$3,134	$8,432

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Real Estate (2)
Egomotion Corporation	Warrant	December 10, 2028	Preferred Series A	60,786	$1.32	$—	$30
	Warrant	June 29, 2028	Preferred Series A	121,571	$1.32	219	59
Total Egomotion Corporation						219	89

Knockaway, Inc.	Warrant	May 24, 2029	Preferred Series B	87,955	$8.53	$209	$185

Sub-Total: Real Estate (0.1%)*						$428	$274

Rental and Leasing Services (2)

Maxwell Financial Labs, Inc.	Warrant	October 7, 2030	Common Stock	106,735	$0.29	$21	$282
	Warrant	December 22, 2030	Common Stock	110,860	$0.29	34	270
Total Maxwell Financial Labs, Inc.						55	552

Sub-Total: Rental and Leasing Services (0.1%)*						$55	$552

Retail Trade (2)
Boosted eCommerce, Inc. (14)	Warrant	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$179

Gobble, Inc.	Warrant	May 9, 2028	Common Stock	74,635	$1.20	$73	$57
	Warrant	December 27, 2029	Common Stock	10,000	$1.22	617	425
Total Gobble, Inc.						690	482

Madison Reed, Inc.	Warrant	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$375
	Warrant	July 18, 2028	Common Stock	43,158	$0.99	71	83
	Warrant	May 19, 2029	Common Stock	36,585	$1.23	56	71
Total Madison Reed, Inc.						312	529

Portofino Labs, Inc. (14)	Warrant	December 31, 2030	Common Stock	39,659	$1.53	$160	$242

Super73, Inc. (14)	Warrant	December 31, 2030	Common Stock	177,305	$3.16	$105	$135

Trendly, Inc.	Warrant	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$136

Sub-Total: Retail Trade (0.5%)*						$1,748	$1,703

Wholesale Trade (2)
BaubleBar, Inc.	Warrant	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$216
	Warrant	April 20, 2028	Preferred Series C	60,000	$1.96	72	24
Total BaubleBar, Inc.						710	240

GrubMarket, Inc.	Warrant	June 15, 2030	Common Stock	405,000	$1.10	$116	$623

Sub-Total: Wholesale Trade (0.2%)*						$826	$863

Total: Warrant Investments (6.2%)* (13)						$13,965	$22,438

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments
Construction (2)
Project Frog, Inc.	Equity	8,118,527	Preferred Series AA-1	$702	$161
	Equity	6,300,134	Preferred Series BB	2,667	920
Total Project Frog, Inc. (17)				3,369	1,081

Sub-Total: Construction (0.3%)*				$3,369	$1,081

Health Care and Social Assistance (2)
WorkWell Prevention & Care Inc.	Equity	7,000,000	Common Stock	$51	$—
	Equity	3,450	Preferred Series P	3,450	—
	Equity	$2,470	Convertible Notes (10)	2,519	2,450
Total WorkWell Prevention & Care Inc. (17)				6,020	2,450

Sub-Total: Health Care and Social Assistance (0.7%)*				$6,020	$2,450

Manufacturing (2)
Atieva, Inc. (8)	Equity	585,022	Preferred Series E	$7,600	$26,772

Store Intelligence, Inc. (17)	Equity	1,430,000	Preferred Series A	$608	$260

Vertical Communications, Inc.	Equity	3,892,485	Preferred Series 1 (7)	$—	$—
	Equity	$5,500,000	Convertible Notes (10)	3,966	3,659
Total Vertical Communications, Inc. (17)				3,966	3,659

Sub-Total: Manufacturing (8.5%)*				$12,174	$30,691

Pharmaceutical (2)
Ology Biosciences, Inc. (17)	Equity	364,792	Common Stock	$6,385	$7,661

Sub-Total: Pharmaceutical (2.1%)*				$6,385	$7,661

Professional, Scientific, and Technical Services (2)
Dynamics, Inc.	Equity	17,726	Preferred Series A	$390	$—
	Equity	15,000	Common Stock (7)	—	—
Total Dynamics, Inc.				390	—

Edeniq, Inc.	Equity	7,807,499	Preferred Series B (7)	$—	$—
	Equity	2,441,082	Preferred Series C (7)	—	—
	Equity	$1,303,373	Convertible Notes (7)(10)	—	—
Total Edeniq, Inc. (17)				—	—

Sub-Total: Professional, Scientific, and Technical Services (0.0%)*				$390	$—

Rental and Leasing Services (2)
Maxwell Financial Labs, Inc (14)	Equity	135,641	Preferred Series B	$500	$500

Sub-Total: Rental and Leasing Services (0.1%)*				$500	$500

Retail Trade (2)
Birchbox, Inc.	Equity	3,140,927	Preferred Series D	$10,271	$3,295
	Equity	2,002,416	Preferred Series E	5,500	3,941
Total Birchbox, Inc. (17)				15,771	7,236

Sub-Total: Retail Trade (2.0%)*				$15,771	$7,236

Total: Equity Investments (13.7%)* (13)				$44,609	$49,619

Total Investment in Securities (148.2%)*				$525,231	$535,741

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund				$39,842	$39,842
Other cash accounts				11,443	11,443
Cash, Cash Equivalents, and Restricted Cash (14.2%)*				51,285	51,285

Total Portfolio Investments and Cash and Cash Equivalents (162.4% of net assets)				$576,516	$587,026

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

(1)	All portfolio companies are located in North America. As of March 31, 2021, the Company had two foreign domiciled portfolio companies - one in Canada and one in Cayman Islands. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(3)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or any additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transaction.
(8)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended. The Company’s percentage of non-qualifying assets represents 5.1% of the Company’s total assets as of March 31, 2021. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(9)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate PRIME was 3.25% as of March 31, 2021.
(10)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(11)	Debt is on non-accrual status as of March 31, 2021 and is therefore considered non-income producing.
(12)	Investment has an unfunded commitment as of March 31, 2021 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Investment principal has been fully repaid. Remaining cost relates to EOT receivable.
(17)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of March 31, 2021 along with transactions during the three months ended March 31, 2021 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Beginning	Gross	Gross	Realized	(Depreciation)/	Ending	Interest
	Fair Value	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	Fair Value	Income
For the Three Months Ended March 31, 2021
Control Investments
Birchbox, Inc.	$19,369	$5,531	$—	$—	$(7,970)	$16,930	$256
Edeniq, Inc.	1,507	97	(1,248)	—	356	712	302
Project Frog, Inc.	4,516	13	—	—	466	4,995	137
Vertical Communications, Inc.	16,953	221	(120)	—	267	17,321	523
WorkWell Prevention and Care Inc.	6,385	1,007	—	—	(673)	6,719	89
Total Control Investments	$48,730	$6,869	$(1,368)	$—	$(7,554)	$46,677	$1,307

Affiliate Investments
Ology Biosciences, Inc.	$15,072	$—	$(306)	$—	$(5,748)	$9,018	$—
Store Intelligence, Inc.	12,578	78	—	—	(564)	12,092	438
Total Affiliate Investments	$27,650	$78	$(306)	$—	$(6,312)	$21,110	$438

Total Control and Affiliate Investments	$76,380	$6,947	$(1,674)	$—	$(13,866)	$67,787	$1,745

(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation (2)
SeaOn Environmental, LLC	Equipment Financing	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$1,888	$2,165	$2,123

Sub-total: Administrative and Support and Waste Management and Remediation (0.6%)*				$1,888	$2,165	$2,123

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Equipment Financing	January 1, 2023	Fixed interest rate 8.5%; EOT 8.5%	$2,193	$2,474	$2,305
	Equipment Financing	February 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,181	2,408	2,424
	Equipment Financing	May 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,756	2,993	3,004
	Equipment Financing	January 1, 2024	Fixed interest rate 7.5%; EOT 8.5%	9,211	9,265	9,312
Total Bowery Farming, Inc.				16,341	17,140	17,045

Robotany, Inc.	Equipment Financing	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,587	$1,698	$1,748

Sub-total: Agriculture, Forestry, Fishing and Hunting (5.2%)*				$17,928	$18,838	$18,793

Construction
Dandelion Energy, Inc.	Equipment Financing	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$429	$443	$447
	Equipment Financing	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	515	529	531
	Equipment Financing (12)	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	522	536	539
	Equipment Financing	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	744	756	759
	Equipment Financing (12)	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	1,159	1,161	1,163
Total Dandelion Energy, Inc.				3,369	3,425	3,439

Project Frog, Inc. (17)	Secured Loan	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,058	$3,912

Sub-total: Construction (2.0%)*				$7,497	$7,483	$7,351

Educational Services (2)
Medical Sales Training Holding Company (14)	Secured Loan	April 1, 2025	Variable interest rate PRIME + 8.8% or Floor rate 12.0%; EOT 12.5% (9)	$6,000	$5,929	$5,929

Yellowbrick Education, Inc.	Secured Loan	September 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 5.0% (9)	$7,500	$7,483	$7,483

Sub-total: Educational Services (3.7%)*				$13,500	$13,412	$13,412

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Debt Securities, Continued

Finance and Insurance (2)
DailyPay, Inc.	Secured Loan	November 1, 2024	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (9)	$20,000	$19,924	$20,185
	Secured Loan	January 1, 2025	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (9)	5,000	4,972	5,018
Total DailyPay, Inc.				25,000	24,896	25,203

Petal Card, Inc.	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,036	$10,152
	Secured Loan (14)	January 1, 2024	Variable interest rate PRIME + 7.5% or Floor rate 11.5%	1,115	1,084	1,084
				11,115	11,120	11,236

Sub-total: Finance and Insurance (10.1%)*				$36,115	$36,016	$36,439

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Secured Loan	April 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 4.0% (9)	$5,000	$4,839	$4,903

WorkWell Prevention & Care Inc.	Secured Loan	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,620	$3,580
	Secured Loan	March 1, 2024	Fixed interest rate 8.0%	700	730	690
Total WorkWell Prevention & Care Inc. (17)				4,070	4,350	4,270

Sub-total: Health Care and Social Assistance (2.5%)*				$9,070	$9,189	$9,173

Information (2)
Firefly Systems, Inc.	Equipment Financing	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$3,511	$3,734	$3,701
	Equipment Financing	September 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	2,939	3,085	3,078
	Equipment Financing	October 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	355	371	370
Total Firefly Systems, Inc.				6,805	7,190	7,149

Gobiquity, Inc.	Equipment Financing	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$239	$349	$347

RapidMiner, Inc.	Secured Loan	April 1, 2024	Fixed interest rate 12.0%; EOT 7.5%	$10,000	$10,179	$10,189

Rigetti & Co, Inc. (14)	Secured Loan	April 1, 2025	Variable interest rate PRIME + 7.5% or Floor rate 11.0%; EOT 2.8% (9)	$12,000	$11,735	$11,735

Smule, Inc.	Secured Loan	January 1, 2022	Fixed interest rate 0.0% (15)	$99	$99	$99

STS Media, Inc. (11)	Secured Loan	May 1, 2022	Fixed interest rate 11.9%; EOT 4.0%	$7,811	$737	$100

Unitas Global, Inc.	Equipment Financing	July 1, 2021	Fixed interest rate 9.0%; EOT 12.0%	$293	$665	$656
	Equipment Financing	April 1, 2021	Fixed interest rate 7.8%; EOT 6.0%	—	24	24
Total Unitas Global, Inc.				293	689	680

Sub-total: Information (8.4%)*				$37,247	$30,978	$30,299

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing (2)
AyDeeKay LLC	Secured Loan	August 1, 2024	Variable interest rate PRIME + 7.5% or Floor rate 10.8%; EOT 3.0% (9)	$12,000	$11,893	$11,779

BHCosmetics, LLC	Equipment Financing	March 1, 2021	Fixed interest rate 8.9%; EOT 5.0%	$106	$165	$165
	Equipment Financing	April 1, 2021	Fixed interest rate 8.7%; EOT 5.0%	159	217	218
Total BHCosmetics, LLC				265	382	383

Footprint International Holding, Inc.	Equipment Financing	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$14,771	$15,244	$15,352
	Secured Loan	July 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	7,000	7,095	7,177
Total Footprint International Holding, Inc.				21,771	22,339	22,529

Happiest Baby, Inc.	Equipment Financing	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$924	$1,031	$998
	Equipment Financing	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	748	822	830
	Equipment Financing	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	719	775	786
	Equipment Financing	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	901	953	955
	Equipment Financing	January 1, 2024	Fixed interest rate 7.8%; EOT 9.5%	1,248	1,270	1,278
Total Happiest Baby, Inc.				4,540	4,851	4,847

Health-Ade, LLC	Equipment Financing	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$1,361	$1,887	$1,877
	Equipment Financing	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	784	1,031	1,030
	Equipment Financing	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	1,956	2,436	2,441
Total Health-Ade, LLC				4,101	5,354	5,348

Mainspring Energy, Inc.	Secured Loan	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$8,592	$8,759	$8,801
	Secured Loan	December 1, 2024	Fixed interest rate 11.0%; EOT 3.8%	5,500	5,267	5,267
Total Mainspring Energy, Inc.				14,092	14,026	14,068

Miyoko's Kitchen	Equipment Financing	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$580	$617	$618
	Equipment Financing	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	867	889	896
Total Miyoko's Kitchen				1,447	1,506	1,514

Molekule, Inc.	Equipment Financing	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$2,526	$2,571	$2,588
	Equipment Financing	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	542	550	554
	Equipment Financing	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	879	879	881
Total Molekule, Inc.				3,947	4,000	4,023

Second Nature Brands, Inc.	Equipment Financing	April 1, 2024	Fixed interest rate 9.7%; EOT 11.50%	$2,196	$2,157	$2,144

Store Intelligence, Inc. (17)	Secured Loan	June 1, 2024	Fixed interest rate 12.0%; EOT 7.8%	$12,001	$12,232	$11,884

The Fynder Group, Inc.	Equipment Financing	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$612	$604	$604

Vertical Communications, Inc.	Secured Loan	November 1, 2024	Fixed interest rate 9.5%; EOT 26.4%	$12,000	$12,937	$12,787
	Secured Loan	July 1, 2022	Fixed interest rate 9.5%	807	807	816
Total Vertical Communications, Inc. (17)				12,807	13,744	13,603

Sub-total: Manufacturing (38.9%)*				$89,779	$93,088	$92,726

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Pharmaceutical (2)
Zosano Pharma Corporation	Equipment Financing	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$2,256	$2,756	$2,530
	Equipment Financing	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	1,501	1,757	1,642
	Equipment Financing	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,608	1,769	1,710
	Equipment Financing	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,787	1,919	1,884
	Equipment Financing	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	1,316	1,420	1,384
Total Zosano Pharma Corporation				8,468	9,621	9,150

Sub-total: Pharmaceutical (3.8%)*				$8,468	$9,621	$9,150

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Secured Loan	April 1, 2023	Fixed interest rate 12.0%; EOT 6.5%	$9,422	$9,602	$9,629

BackBlaze, Inc.	Equipment Financing	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$907	$1,042	$1,046
	Equipment Financing	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	117	131	132
	Equipment Financing	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	905	1,001	1,006
	Equipment Financing	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	180	196	197
	Equipment Financing	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	185	201	201
	Equipment Financing	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	186	200	201
	Equipment Financing	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	621	670	670
	Equipment Financing	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	822	881	881
	Equipment Financing	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	717	764	763
	Equipment Financing	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	732	775	775
	Equipment Financing	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	636	673	672
	Equipment Financing	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	192	201	206
	Equipment Financing	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	1,246	1,303	1,311
	Equipment Financing	August 1, 2024	Fixed interest rate 7.5%; EOT 11.5%	1,336	1,374	1,378
	Equipment Financing	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	239	243	237
Total BackBlaze, Inc.				9,021	9,655	9,676

Cuebiq, Inc.	Secured Loan	April 1, 2024	Variable interest rate PRIME + 7.3% or Floor rate 12.0%; EOT 4.5% (9)	$5,000	$5,030	$4,963

Edeniq, Inc.	Secured Loan	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	$3,039	$1,102	$859
	Secured Loan	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	2,282	762	648
Total Edeniq, Inc. (11) (17)				5,321	1,864	1,507

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Real Estate (2)
Knockaway, Inc.	Secured Loan	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,103	$10,112
	Secured Loan	February 1 , 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,519	2,549
	Secured Loan	March 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,516	2,548
Total Knockaway, Inc.				15,000	15,138	15,209

Wanderjaunt, Inc.	Equipment Financing	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$387	$388	$380
	Equipment Financing	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	1,230	1,313	1,296
Total Wanderjaunt, Inc.				1,617	1,701	1,676

Sub-total: Real Estate (9.6%)*				$16,617	$16,839	$16,885

Rental and Leasing Services(2)
EquipmentShare, Inc.	Equipment Financing	July 1, 2023	Fixed interest rate 10.7%; EOT 5.0%	$7,538	$7,685	$7,730
	Equipment Financing	August 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	864	879	884
	Equipment Financing	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,908	1,935	1,944
	Equipment Financing	October 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	3,422	3,458	3,470
	Equipment Financing	October 1, 2024	Fixed interest rate 8.3%; EOT 10.0%	429	435	435
	Equipment Financing	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	811	818	818
	Equipment Financing	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	2,560	2,581	2,581
	Equipment Financing	December 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	2,491	2,506	2,506
	Equipment Financing	January 1, 2024	Fixed interest rate 10.1%; EOT 5.0%	1,995	2,002	2,002
	Equipment Financing	January 1, 2024	Fixed interest rate 10.5%; EOT 5.0%	797	799	799
Total EquipmentShare, Inc.				22,815	23,098	23,169

Maxwell Financial Labs, Inc.	Secured Loan	November 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (9)	$3,000	$2,964	$2,964
	Secured Loan	January 1, 2025	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (9)	3,000	2,938	2,938
Total Maxwell Financial Labs, Inc.				6,000	5,902	5,902

Sub-total: Rental and Leasing Services (12.2%)*				$28,815	$29,000	$29,071

Retail Trade (2)
Birchbox, Inc. (17)	Secured Loan	July 1, 2024	Fixed interest rate 9.0%; EOT 7.5%	$10,000	$10,433	$9,924

Boosted eCommerce, Inc. (14)	Secured Loan	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (9)	$5,000	$4,933	$4,933

Gobble, Inc.	Secured Loan	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$3,443	$3,544	$3,556
	Secured Loan	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,730	1,781	1,795
Total Gobble Inc.				5,173	5,325	5,351

Madison Reed, Inc.	Secured Loan	May 1, 2024	Variable interest rate PRIME + 6.0% or Floor rate 10.3%; EOT 4.0% (9)	$17,500	$17,471	$17,835

Portofino Labs, Inc. (14)	Secured Loan	July 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (9)	$2,000	$1,984	$1,984

Super73, Inc. (14)	Secured Loan	January 1, 2025	Variable interest rate PRIME + 7.3% or Floor rate 11.8%; EOT 4.0% (9)	$5,500	$5,416	$5,416

UnTuckIt, Inc.	Secured Loan	June 1, 2024	Fixed interest rate 12.0%; EOT 5.0%	$20,000	$21,098	$19,230

Sub-total: Retail Trade (27.1%)*				$65,173	$66,660	$64,673

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Utilities (2)
Invenia, Inc.	Secured Loan	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$6,570	$7,042	$6,991
	Secured Loan	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	3,326	3,537	3,550
	Secured Loan	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,000	3,058	3,165
	Secured Loan	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,000	4,103	4,200
	Secured Loan	July 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	4,000	4,043	4,160
	Secured Loan	November 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	5,000	5,017	5,017
Total Invenia, Inc. (13)				25,896	26,800	27,083

Sub-total: Utilities (11.4%)*				$25,896	$26,800	$27,083

Wholesale Trade
BaubleBar, Inc. (17)	Secured Loan	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$5,752	$6,576	$6,148

Grandpad, Inc.	Equipment Financing	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$2,899	$2,907	$2,907
	Equipment Financing	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	3,672	3,667	3,667
Total Grandpad, Inc. (14)				6,571	6,574	6,574

GrubMarket, Inc.	Secured Loan	July 1, 2024	Fixed interest rate 10.5%; EOT 3.0%	$10,000	$9,875	$10,114

Sub-total: Wholesale Trade (9.6%)*				$22,323	$23,025	$22,836

Total: Debt Securities (186.0%)* (13)				$448,010	$447,510	$443,219

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Warrant	June 10, 2029	Common Stock	68,863	$5.08	$410	$403
	Warrant	December 22, 2030	Common Stock	29,925	$6.24	$160	$160
Total Bowery Farming, Inc.						570	563

Robotany, Inc.	Warrant	July 19, 2029	Common Stock	262,870	$0.26	$128	$92

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*						$698	$655

Construction (2)
Project Frog, Inc. (17)	Warrant	July 26, 2026	Preferred Series AA	391,990	$0.19	$18	$2

Sub-Total: Construction (0.0%)*						$18	$2

Educational Services (2)
Qubed, Inc. dba Yellowbrick	Warrant	September 28, 2028	Common Stock	222,222	$0.90	$120	$593

Sub-Total: Educational Services (0.2%)*						$120	$593

Finance and Insurance (2)
DailyPay, Inc.	Warrant	September 30, 2030	Common Stock	89,264	$3.00	$151	$206

Petal Card, Inc.	Warrant	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$350

Realty Mogul, Co	Warrant	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$25

Sub-Total: Finance and Insurance (0.2%)*						$583	$581

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Warrant	September 30, 2030	Common Stock	76,231	$1.76	$177	$163

Sub-Total: Health Care and Social Assistance (0.1%)*						$177	$163

Information (2)
Convercent, Inc.	Warrant	November 30, 2025	Preferred Series 1	3,139,579	$0.16	$924	$610

Figg, Inc. (12)	Warrant	March 31, 2028	Common Stock	935,198	$0.07	$—	$—

Everalbum, Inc.	Warrant	July 29, 2026	Preferred Series A	851,063	$0.10	$24	$6

Firefly Systems, Inc.	Warrant	January 29, 2030	Common Stock	133,147	$1.14	$282	$132

Gtxcel, Inc.	Warrant	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$4
	Warrant	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	12
Total Gtxcel, Inc.						166	16

Hytrust, Inc.	Warrant	June 23, 2026	Preferred Series D2	424,808	$0.82	$172	$—

Lucidworks, Inc.	Warrant	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,509

Oto Analytics, Inc.	Warrant	August 31, 2028	Preferred Series B	1,018,718	$0.79	$295	$221

RapidMiner, Inc.	Warrant	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$357

STS Media, Inc.(12)	Warrant	March 15, 2028	Preferred Series C	20,210	$24.74	$—	$—

Sub-Total: Information (1.2%)*						$3,197	$2,851

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Manufacturing (2)
Atieva, Inc. (13)	Warrant	March 31, 2027	Preferred Series D	390,016	$5.13	$3,067	$1,053
	Warrant	September 8, 2027	Preferred Series D	195,008	$5.13	1,533	526
Total Atieva, Inc.						4,600	1,579

AyDeeKay LLC	Warrant	March 30, 2028	Preferred Series G	6,250	$35.42	$31	$32

Footprint International Holding, Inc.	Warrant	February 14, 2030	Common Stock	26,852	$0.31	$5	$81
	Warrant	June 22, 2030	Common Stock	10,836	$0.31	4	33
Total Footprint International Holding, Inc.						9	114

Happiest Baby, Inc.	Warrant	May 16, 2029	Common Stock	182,554	$0.33	$193	$126

Hexatech, Inc. (12)	Warrant	April 2, 2022	Preferred Series A	226	$2.77	$—	$—

Lensvector, Inc.	Warrant	December 30, 2021	Preferred Series C	85,065	$1.18	$32	$—

Mainspring Energy, Inc.	Warrant	July 9, 2029	Common Stock	140,186	$1.15	$283	$394
	Warrant	November 20, 2030	Common Stock	81,294	$1.15	226	229
Total Mainspring Energy, Inc.						509	623

Molekule, Inc.	Warrant	June 19, 2030	Preferred Series C-1	32,051	3.12	$16	$23

SBG Labs, Inc.	Warrant	June 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$10
	Warrant	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	6
	Warrant	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	5
	Warrant	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	3
	Warrant	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	3
	Warrant	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	3
	Warrant	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	2
	Warrant	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	80
	Warrant	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	48
Total SBG Labs, Inc.						217	160

The Fynder Group, Inc.	Warrant	October 14, 2030	Common Stock	107,190	$0.49	$201	$282

Vertical Communications, Inc. (12) (17)	Warrant	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

Sub-Total: Manufacturing (1.2%)*						$5,808	$2,939

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Pharmaceutical (2)
Ology Biosciences, Inc. (17)	Warrant	November 14, 2021	Common Stock	67,961	$1.03	$1,122	$2,216

Zosano Pharma Corporation	Warrant	September 25, 2025	Common Stock	75,000	$3.59	$69	$18

Sub-Total: Pharmaceutical (0.9%)*						$1,191	$2,234

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Warrant	September 3, 2029	Preferred Series B	580,383	$2.88	$449	$379

Continuity, Inc.	Warrant	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$45

Crowdtap, Inc.	Warrant	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$140
	Warrant	November 30, 2027	Preferred Series B	100,000	$1.09	9	32
Total Crowdtap, Inc.						51	172

Dynamics, Inc.	Warrant	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Warrant	July 28, 2027	Common Stock	497,183	$0.30	$186	$123
	Warrant	July 28, 2027	Preferred Series A	104,284	$7.49	15	34
	Warrant	July 28, 2027	Preferred Series AA-1	106,841	$7.49	15	1
Total E La Carte, Inc.						216	158

Edeniq, Inc.	Warrant	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$—
	Warrant	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	—
	Warrant	March 12, 2028	Preferred Series C	5,106,972	$0.44	—	—
	Warrant	October 15, 2028	Preferred Series C	3,850,294	$0.01	—	—
Total Edeniq, Inc. (12)(17)						—	—

Fingerprint Digital, Inc.	Warrant	April 29, 2026	Preferred Series B	48,102	$10.39	$165	$84

Hologram, Inc.	Warrant	January 27, 2030	Common Stock	193,054	$0.26	$49	$33

Hospitalists Now, Inc.	Warrant	March 30, 2026	Preferred Series D2	135,807	$5.89	$71	$272
	Warrant	December 6, 2026	Preferred Series D2	750,000	$5.89	391	1,505
Total Hospitalists Now, Inc.						462	1,777

Incontext Solutions, Inc.	Warrant	September 28, 2028	Preferred Series AA-1	332,858	$1.47	$34	$47

Matterport, Inc.	Warrant	April 20, 2028	Common Stock	143,813	$1.43	$434	$603

Pendulum Therapeutics, Inc.	Warrant	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$65
	Warrant	July 15, 2030	Preferred Series B	36,842	$1.90	36	43
Total Pendulum Therapeutics, Inc.						80	108

Reciprocity, Inc.	Warrant	September 25, 2030	Common Stock	114,678	$4.17	$99	$145

Resilinc, Inc.	Warrant	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$100

Saylent Technologies, Inc.	Warrant	March 31, 2027	Preferred Series C	24,096	$9.96	$108	$94

Sun Basket, Inc.	Warrant	October 5, 2027	Preferred Series C-2	249,306	$6.02	$111	$343
	Warrant	December 31, 2030	Common Stock	118,678	$0.89	545	546
						656	889

Utility Associates, Inc.	Warrant	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$4
	Warrant	May 1, 2026	Preferred Series A	60,000	$4.54	36	3
	Warrant	May 22, 2027	Preferred Series A	200,000	$4.54	120	8
Total Utility Associates, Inc.						211	15

Sub-Total: Professional, Scientific, and Technical Services (2.0%)*						$3,161	$4,649

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Real Estate (2)
Egomotion Corporation	Warrant	December 10, 2028	Preferred Series A	60,786	$1.32	$—	$53
	Warrant	June 29, 2028	Preferred Series A	121,571	$1.32	219	106
Total Egomotion Corporation						219	159

Knockaway, Inc.	Warrant	May 24, 2029	Preferred Series B	87,955	$8.53	$209	$272

Sub-Total: Real Estate (0.2%)*						$428	$431

Rental and Leasing Services ~~(2)~~

Maxwell Financial Labs, Inc.	Warrant	October 7, 2030	Common Stock	106,735	$0.29	$21	$33
	Warrant	December 22, 2030	Common Stock	110,860	$0.29	34	34
Total Maxwell Financial Labs, Inc.						55	67

Sub-Total: Rental and Leasing Services (0.0%)*						$55	$67

Retail Trade ~~(2)~~
Boosted eCommerce, Inc. (14)	Warrant	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$259

Gobble, Inc.	Warrant	May 9, 2028	Common Stock	74,635	$1.20	$73	$63
	Warrant	December 27, 2029	Common Stock	10,000	$1.22	617	467
Total Gobble, Inc.						690	530

Madison Reed, Inc.	Warrant	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$241
	Warrant	July 18, 2028	Common Stock	43,158	$0.99	71	78
	Warrant	May 19, 2029	Common Stock	36,585	$1.23	56	62
Total Madison Reed, Inc.						312	381

Portofino Labs, Inc. (14)	Warrant	December 31, 2030	Common Stock	39,659	$1.53	$15	$15

Super73, Inc. (14)	Warrant	December 31, 2030	Common Stock	177,305	$3.16	$105	$105

Trendly, Inc.	Warrant	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$256

Sub-Total: Retail Trade (0.6%)*						$1,603	$1,546

Wholesale Trade (2)
BaubleBar, Inc.	Warrant	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$207
	Warrant	April 20, 2028	Preferred Series C	60,000	$1.96	72	23
Total BaubleBar, Inc.						710	230

GrubMarket, Inc.	Warrant	June 15, 2030	Common Stock	405,000	$1.10	$116	$837

Sub-Total: Wholesale Trade (0.4%)*						$826	$1,067

Total: Warrant Investments (7.4%)* (13)						$17,865	$17,778

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments
Construction (2)
Project Frog, Inc.	Equity	8,118,527	Preferred Series AA-1	$702	$36
	Equity	6,300,134	Preferred Series BB	2,667	449
Total Project Frog, Inc. (17)				3,369	485

Sub-Total: Construction (0.2%)*				$3,369	$485

Health Care and Social Assistance (2)
WorkWell Prevention & Care Inc.	Equity	7,000,000	Common Stock	$51	$—
	Equity	3,450	Preferred Series P	3,450	657
		$1,470	Convertible Notes (10)	1,519	1,542
Total WorkWell Prevention & Care Inc. (17)				5,020	2,199

Sub-Total: Health Care and Social Assistance (0.9%)*				$5,020	$2,199

Manufacturing (2)
Store Intelligence, Inc. (17)	Equity	1,430,000	Preferred Series A	$608	$694

Vertical Communications, Inc.	Equity	3,892,485	Preferred Series 1 (7)	$—	$—
	Equity	$5,500,000	Convertible Notes (10)	3,966	3,350
Total Vertical Communications, Inc. (17)				3,966	3,350

Sub-Total: Manufacturing (1.7%)*				$4,574	$4,044

Pharmaceutical (2)
Ology Biociences, Inc. (17)	Equity	382,277	Common Stock (16)	$6,691	$12,856

Sub-Total: Pharmaceutical (5.4%)*				$6,691	$12,856

Professional, Scientific, and Technical Services (2)
Dynamics, Inc.	Equity	17,726	Preferred Series A	$390	$—
	Equity	15,000	Common Stock	—	—
Total Dynamics, Inc.				390	—

Edeniq, Inc.	Equity	7,807,499	Preferred Series B (7)	$—	$—
	Equity	2,441,082	Preferred Series C (7)	—	—
	Equity	$1,303,373	Convertible Notes (7)(10)	—	—
Total Edeniq, Inc. (17)				—	—

Instart Logic, Inc.	Equity	$2,600,000	Convertible Notes (10)	$2,646	$3,625

Sub-Total: Professional, Scientific, and Technical Services (1.5%)*				$3,036	$3,625

Retail Trade (2)
Birchbox, Inc. (17)	Equity	3,140,927	Preferred Series D	$10,271	$9,445

Sub-Total: Retail Trade (4.0%)*				$10,271	$9,445

Total: Equity Investments (13.7%)* (13)				$32,961	$32,654

Total Investment in Securities (207.2%)*				$498,336	$493,651

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund				$60,284	$60,284
Other cash accounts				817	817
Cash, Cash Equivalents, and Restricted Cash (25.6%)*				61,101	61,101

Total Portfolio Investments and Cash and Cash Equivalents (232.9% of net assets)				$559,437	$554,752

TRINITY CAPITAL INC.
Consolidated Schedule of Investments
December 31, 2020
(In thousands, except share and per share data)

(1)	All portfolio companies are located in North America. As of December 31, 2020, the Company had one foreign domiciled portfolio in Canada. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(3)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or any additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transaction.
(8)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended. The Company’s percentage of non-qualifying assets represents 5.1% of the Company’s total assets as of December 31, 2020. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(9)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate PRIME was 3.25% as of December 30, 2020.
(10)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(11)	Debt is on non-accrual status as of December 30, 2020 and is therefore considered non-income producing.
(12)	Investment has an unfunded commitment as of December 31, 2020 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Certain third parties have rights to 17,485 shares of Ology Biosciences common stock at a fair value of approximately $0.6 million as of December 31, 2020.
(17)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of December 31, 2020 along with transactions during the three months ended December 31, 2020 in these control or affiliated investments are as follows:

						Net change in
						Unrealized
	Beginning	Gross	Gross		Realized	(Depreciation)/	Ending	Interest
	Fair Value	Additions (1)	Reductions (2)		Gain/(Loss)	Appreciation	Fair Value	Income
For the Year Ended December 31, 2020
Control Investments
Birchbox, Inc.	$—	$20,704	$		$—	$(1,335)	$19,369	$1,289
Edeniq, Inc.	—	3,278		(1,414)	—	(357)	1,507	—
Project Frog, Inc.	—	7,432			—	(2,916)	4,516	552
Vertical Communications, Inc.	—	17,904		(194)	—	(757)	16,953	1,425
WorkWell Prevention and Care Inc.	—	9,362			—	(2,977)	6,385	395
Total Control Investments	$—	$58,680		$(1,608)	$—	$(8,342)	$48,730	$3,661

Affiliate Investments
Ology Biosciences, Inc.	$—	$7,813	$		$—	$7,259	$15,072	$—
Store Intelligence, Inc.	—	12,840			—	(262)	12,578	1,191
Total Affiliate Investments	$—	$20,653		$—	$—	$6,997	$27,650	$1,191

Total Control and Affiliate Investments	$—	$79,333		$(1,608)	$—	$(1,345)	$76,380	$4,852

(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

TRINITY CAPITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization and Basis of Presentation

Trinity Capital Inc., (“Trinity Capital” and, together with its subsidiary, the “Company”) is a specialty lending company focused on providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. Trinity Capital was formed on August 12, 2019 as a Maryland corporation and commenced operations on January 16, 2020. Prior to January 16, 2020, Trinity Capital had no operations, except for matters relating to its formation and organization as a business development company (“BDC”).

Trinity Capital is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Trinity Capital intends to elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. This election will be made in conjunction with the filing of the Company’s 2020 tax return.

On September 27, 2019, Trinity Capital was initially capitalized with the issuance of 10 shares of its common stock for $150 to its sole stockholder. On January 16, 2020, Trinity Capital completed a series of transactions, including a private equity offering, a private debt offering, and the acquisition of Trinity Capital Investment, LLC (“TCI”), Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P. (“Fund III”), Trinity Capital Fund IV, L.P. (“Fund IV”), and Trinity Sidecar Income Fund, L.P. (“Sidecar Fund”) (collectively the “Legacy Funds”) through mergers of the Legacy Funds with and into Trinity Capital as well as Trinity Captial’s acquisition of Trinity Capital Holdings, LLC (“Trinity Capital Holdings”) (collectively, the “Formation Transactions”).

Trinity Capital’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the symbol “TRIN” in connection with its initial public offering of shares of its common stock (“IPO”).

Basis of Presentation

The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”). As an investment company, the Company follows accounting and reporting guidance determined by the Financial Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) Topic 946 - Financial Services – Investment Companies (“ASC 946”).

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

On January 16, 2020, the Company completed a private offering of shares of its common stock (the “Private Common Stock Offering”) in reliance upon the available exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company issued and sold 7,000,000 shares of its common stock for aggregate gross proceeds of approximately $105.0 million. Keefe, Bruyette & Woods, Inc. (“KBW”) acted as the initial purchaser and placement agent in connection with the Private Common Stock Offering pursuant to a purchase/placement agreement, dated January 8, 2020, by and between the Company and KBW. KBW exercised in full its option to purchase or place additional shares and on January 29, 2020 the Company issued and sold an additional 1,333,333 shares of its common stock for gross proceeds of approximately $20.0 million. As a result, the Company issued and sold a total of 8,333,333 shares of its common stock pursuant to the Private Common Stock Offering for aggregate net proceeds of approximately $114.4 million, net of offering costs of approximately $10.6 million.

On January 16, 2020, concurrent with the initial closing of the Private Common Stock Offering, the Company completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”) of $105.0 million in aggregate principal amount of the Company’s unsecured 7.00% Notes due 2025 (the “2025 Notes”). On January 29, 2020, an over-allotment option related to the 144A Note Offering was exercised in full and on the Company issued and sold an additional $20.0 million in aggregate principal amount of the Notes. As a result, the Company issued and sold $125.0 million in aggregate principal amount of the Notes. See “Note 5 - Borrowings” and “Note 7 – Stockholder’s Equity.”

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

The total merger consideration of the Legacy Funds of approximately $246.4 million exceeded the fair value of the net assets acquired as of the acquisition date, and as a result, the Company included a loss of approximately $2.1 million in Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds in the Consolidated Statements of Operations. During the quarter ended December 31, 2020, upon filing the final tax returns for the Legacy Funds, the Company reversed approximately $0.4 million of accrued liabilities assumed related to expected tax expense of the Legacy Funds.

Additionally, as part of the Formation Transactions, the Company also used a portion of the proceeds of the Private Offerings to acquire 100% of the equity interests of Trinity Capital Holdings, the sole member of Trinity Management IV, LLC, the investment manager to Fund IV and the sub-adviser to Fund II and Fund III, the Company issued 533,332 shares of common stock at $15.00 per share for a total value of approximately $8.0 million and paid approximately $2.0 million in cash. In connection with the acquisition of Trinity Capital Holdings, the Company also assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. Prior to the completion of the Formation Transactions, Trinity Capital Holdings acquired approximately $0.2 million of certain net assets from Trinity SBIC Management, LLC, the investment manager to Fund II and Fund III.

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

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, Trinity Capital must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of Trinity Capital’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of March 31, 2021 and December 31, 2020, Trinity Capital had no single investment that met either of these two tests.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the Net Asset Value (“NAV”) per share of the money market fund. As of March 31, 2021 and December 31, 2020, cash, cash equivalents and restricted cash consisted of $51.3 million and $61.1 million, respectively, of which $39.7 and $60.3 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2021 and December 31, 2020, restricted cash consisted of approximately $15.3 million and $15.7 million, respectively, related to the Credit Facility covenants (See “Note 5 – Borrowings”), and an additional amount of approximately $0.7 million as of December 31, 2020 was held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, right of use asset, security deposits and other assets.

Equity Offering Costs

Equity offering costs consist of fees and expenses incurred in connection with the sale of the Company’s common stock, including legal, accounting and printing fees. These costs are deferred at the time of incurrence and are subsequently charged as a reduction to capital when the offering takes place or as shares are issued. Deferred costs are periodically reviewed and expensed if the related registration is no longer active.

Debt Financing Costs

The Company records costs related to the issuance of debt obligations as deferred debt financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligations.

Other Liabilities

Other liabilities generally consist of equipment financing security deposits, unallocated commitment fees, lease liability and other liabilities.

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of March 31, 2021 and December 31, 2020, the EOT payment receivable of approximately $36.1 million and $37.9 million, respectively, is included as a component of the cost basis of the Company’s current debt securities.

The Company had a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. No PIK interest income was recorded during the three months ended March 31, 2021. The Company recorded approximately $0.4 million in PIK interest income during the three months ended March 31, 2020.

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

As of March 31, 2021, loans to three portfolio companies were on non-accrual status with a total cost of approximately $2.3 million, and a total fair market value of approximately $1.4 million, or 0.3%, of the fair value of the Company’s investment portfolio. As of December 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $3.4 million, and a total fair value of approximately $2.2 million, or 0.5%, of the total fair value of the Company’s investment portfolio.

Net Realized Gains / (Losses)

Realized gains / (losses) are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net proceeds excludes any prepayment penalties, exit fees, and OID and EOT acceleration. Prepayment penalties and exit fees received at the time of sale or redemption are included in fee income on the Consolidated Statements of Operations. OID and EOT acceleration is included in interest income on the Consolidated Statement of Operations.

Net Unrealized Appreciation / (Depreciation)

Net change in unrealized appreciation / (depreciation) reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of March 31, 2021 and December 31, 2020. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Included in interest income for the three months ended March 31, 2020 is the acceleration of OID and EOT of approximately $0.4 million, which was reclassified from net realized gain/(loss) on investments. Included in one-time fee income for the three months ended March 31, 2020 is non-recurring fees of approximately $1.4 million for the three months then ended of which $0.9 million were reclassified from net realized gain/(loss) on investment and $0.5 million were reclassified from interest income. These reclassifications had no effect on the previously reported net increase (decrease) in net assets.

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

Warrant Investments

In connection with the Company’s debt investments, the Company may receive warrants in the portfolio company. Warrants received in connection with a debt investment typically include a potentially discounted contract price to exercise, and thus, as a portfolio company appreciates in value, the Company may achieve additional investment return from this equity interest. The warrants typically contain provisions that protect the Company as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, the Company may also obtain follow-up rights in connection with these equity interests, which allow the Company to participate in future financing rounds.

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

Portfolio Industry Classification

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021					December 31, 2020
	Cost			Fair Value		Cost			Fair Value
Industry	Amount	%		Amount	%	Amount	%		Amount	%
Manufacturing	$122,352	23.3%		$142,151	26.5%	$103,471	20.8%		$99,709	20.2%
Retail Trade	96,636	18.4%		86,810	16.2%	78,534	15.7%		75,664	15.4%
Professional, Scientific, and Technical Services	64,552	12.3%		68,126	12.7%	77,831	15.6%		78,893	16.0%
Finance and Insurance	36,911	7.0%		37,467	7.0%	35,320	7.0%		35,699	7.2%
Information	34,220	6.5%		34,218	6.4%	31,843	6.4%		30,709	6.2%
Rental and Leasing Services	32,986	6.3%		33,707	6.3%	29,055	5.8%		29,138	5.9%
Utilities	25,609	4.9%		25,962	4.8%	26,800	5.4%		27,083	5.5%
Real Estate	21,401	4.1%		21,269	4.0%	17,267	3.5%		17,316	3.5%
Agriculture, Forestry, Fishing and Hunting	19,536	3.7%		19,737	3.7%	20,981	4.2%		20,837	4.2%
Pharmaceutical	16,178	3.1%		17,317	3.2%	17,503	3.5%		24,240	4.9%
Educational Services	13,553	2.6%		14,014	2.6%	9,359	1.9%		9,816	2.0%
Wholesale Trade	12,876	2.5%		12,593	2.4%	23,850	4.8%		23,903	4.8%
Health Care and Social Assistance	15,386	2.8%		11,812	2.2%	14,348	2.9%		11,422	2.3%
Construction	10,870	2.1%		8,435	1.6%	9,804	2.0%		6,894	1.4%
Administrative and Support and Waste Management and Remediation Services	2,165	0.4%		2,123	0.4%	2,370	0.5%		2,328	0.5%
Total	$525,231	100.0%		$535,741	100.0%	$498,336	100.0%		$493,651	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021				December 31, 2020
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$242,488	46.2%	$264,372	49.3%	$247,204	49.6%	$241,096	48.8%
Northeast	154,790	29.5%	143,175	26.7%	131,692	26.4%	127,801	25.9%
Midwest	51,267	9.8%	46,535	8.7%	47,324	9.5%	44,092	8.9%
Mountain	40,017	7.6%	41,784	7.8%	33,842	6.8%	33,969	6.9%
Southeast	10,598	2.0%	12,186	2.3%	11,011	2.2%	17,834	3.6%
South	462	0.1%	1,727	0.3%	463	0.1%	1,777	0.4%
Canada	25,609	4.8%	25,962	4.9%	26,800	5.4%	27,082	5.5%
Total	$525,231	100.0%	$535,741	100.0%	$498,336	100.0%	$493,651	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021				December 31, 2020
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loan	$338,940	64.5%	$335,663	62.6%	$324,544	65.1%	$320,718	65.0%
Equipment Financing	127,717	24.3%	128,021	23.9%	122,966	24.7%	122,501	24.8%
Equity	44,609	8.5%	49,619	9.3%	32,961	6.6%	32,654	6.6%
Warrants	13,965	2.7%	22,438	4.2%	17,865	3.6%	17,778	3.6%
Total	$525,231	100.0%	$535,741	100.0%	$498,336	100.0%	$493,651	100.0%

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

As of March 31, 2021 and December 31, 2020, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. All of the Company’s portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

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

Debt investments include both secured loans and equipment financing securities. The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of March 31, 2021 (dollars in thousands):

	Fair Value as of
	March 31,	Valuation Techniques/	Unobservable		Weighted
Investment Type	2021	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$364,769	Discounted Cash Flows	Hypothetical Market Yield	9.4% - 34.4%	15.4%

	75,558	Originated within the past three months	Origination Market Yield	12.2% - 24.5%	13.3%

	21,941	Transactions Precedent(6)	Transaction Price	n/a	n/a

	1,416	Liquidation Scenario	Probability Weighting of Alternative Outcomes	60.0% - 90.0%	n/a

Equity investments	7,451	Market Approach	Revenue Multiple (3)	n/a	0.7	x
			Company Specific Adjustment (4)	n/a	(21.7)%
			Volatility (5)	n/a	63.1%
			Risk-Free Interest Rate	n/a	0.1%
			Estimated Time to Exit (in years)	n/a	1.0

	7,236	Market Approach	Revenue Multiple Only (3)	0.3 - 2.1	0.6

	8,161	Transactions Precedent(6)	Transaction Price	n/a	n/a

	26,771	Liquidation Scenario	Probability Weighting of Alternative Outcomes	20.0% - 80.0%	n/a

Warrants	18,193	Market Approach	Revenue Multiple (3)	0.7x - 12.0x	4.3	x
			Company Specific Adjustment (4)	(33.7)% - (3.9)%	(13.8)%
			Volatility (5)	30.3% - 126.0%	53.0%
			Risk-Free Interest Rate	0.0% - 3.0%	0.8%
			Estimated Time to Exit (in years)	0.3 - 5.2	3.0

	1,085	Black Scholes Option Pricing Model	Volatility (5)	81.6% - 132.3%	85.2%
			Risk-Free Interest Rate	0.1% - 0.2%	0.1%
			Estimated Time to Exit (in years)	n/a	2.0

	3,160	Transactions Precedent(6)	Transaction Price	n/a	n/a

Total Level 3 Investments	$535,741

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2020 (dollars in thousands):

	Fair Value as of
	December 31,	Valuation Techniques/	Unobservable		Weighted
Investment Type	2020	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$330,184	Discounted Cash Flows	Hypothetical Market Yield	9.5% - 31.2%	15.1%

	99,053	Originated within the past three months	Origination Market Yield	12.9% - 15.2%	14.2%

	11,771	Transactions Precedent(6)	Transaction Price	n/a	n/a

	2,211	Liquidation Scenario	Probability Weighting of Alternative Outcomes	60.0% - 90.0%	n/a

Equity investments	3,623	Liquidation Scenario	Probability Weighting of Alternative Outcomes	30.0% - 70.0%	n/a

	5,550	Market Approach	Revenue Multiple Only (3)	0.5 - 0.9	0.7

	23,481	Market Approach	Revenue Multiple (3)	0.36x - 3.0x	1.8	x
			Company Specific Adjustment (4)	(17.5)% - 150.0%	74.9%
			Volatility (5)	45.0% - 80.0%	59.8%
			Risk-Free Interest Rate	0.1% - 0.2%	0.1%
			Estimated Time to Exit (in years)	0.5 - 2.0	1.1

Warrants	15,133	Market Approach	Revenue Multiple (3)	0.3x - 20.75x	3.2	x
			Company Specific Adjustment (4)	(50.0)% - 10.0%	(13.1)%
			Volatility (5)	20.0% - 104.7%	53.4%
			Risk-Free Interest Rate	0.1% - 3.0%	0.9%
			Estimated Time to Exit (in years)	0.2 - 10.0	3.3

	2,645	Black Scholes Option Pricing Model	Volatility (5)	46.8% - 132.3%	52.0%
			Risk-Free Interest Rate	0.1% - 0.7%	0.1%
			Estimated Time to Exit (in years)	0.5 - 7.3	0.8

Total Level 3 Investments	$493,651

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and warrants fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2021 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2020	$443,219	$32,654	$17,778	$493,651
Purchases, net of deferred fees	75,657	10,000	1,037	86,694
Non-cash conversion	—	4,600	(4,600)	—
Proceeds from sales and paydowns	(61,093)	(5,892)		(66,985)
Accretion of OID and EOT payments	4,593	-		4,593
Net realized gain/(loss)	(10)	2,942	(337)	2,595
Third party participation (1)	—	(283)	—	(283)
Change in unrealized appreciation/(depreciation)	1,318	5,598	8,560	15,476
Fair Value as of March 31, 2021	$463,684	$49,619	$22,438	$535,741

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2021	$1,385	$6,294	$5,286	$12,965

(1)	Certain third parties had rights to 17,485 shares of Ology Biosciences common stock at a fair value of approximately $0.6 million as of December 31, 2020. During the three months ended March 31, 2021, these shares were reissued by Ology Biosciences directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and warrants fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2020 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of January 1, 2020	$—	$—	$—	$—
Formation Transactions acquisitions	375,858	24,066	17,099	417,023
Purchases, net of deferred fees	234,418	2,170	1,976	238,564
Non-cash conversion	(10,148)	10,879	532	1,263
Proceeds from sales and paydowns	(157,046)	(3,855)	—	(160,901)
Accretion of OID and EOT payments	11,788	—	—	11,788
Net realized gain/(loss)	(7,361)	(300)	(1,742)	(9,403)
Third party participation (1)	—	283	—	283
Change in unrealized appreciation/(depreciation)	(4,290)	(589)	(87)	(4,966)
Fair Value as of December 31, 2020	$443,219	$32,654	$17,778	$493,651

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2020	$(4,290)	$(589)	$(87)	$(4,966)

(1)	Certain third parties had rights to 17,485 shares of Ology Biosciences common stock at a fair value of approximately $0.6 million as of December 31, 2020. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers into or out of Level 3.

Fair Value of Financial Instruments Carried at Cost

As of March 31, 2021 and December 31, 2020, the carrying value of the Credit Facility is approximately $43.4 million and $132.9 million, net of unamortized deferred financing costs of $1.6 million and $2.1 million, respectively. The carrying value of the Company’s Credit Facility as of March 31, 2021 and December 31, 2020 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As discussed in “Note 5 - Borrowings,” the 2025 Notes have a fixed interest rate with a carrying value of approximately $120.6 million and $120.3 million net of unamortized deferred financing costs of $4.4 million and $4.7 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the 2025 Notes as of March 31, 2021 and December 31, 2020 was $129.0 million and $131.4 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2021 and December 31, 2020, the carrying value of the Convertible Notes is approximately $47.1 million and $46.6 million, respectively, net of unamortized deferred financing costs and discount of $2.9 million and $3.4 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The carrying value of the Company’s Convertible Notes as of March 31, 2021 and December 31, 2020 approximates the fair value, based on the recent funding.

The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

Note 5. Borrowings

Credit Suisse Credit Facility

On January 9, 2020, TF1 and its affiliates borrowed $190.0 million under the Credit Facility. On January 16, 2020, in connection with the Formation Transactions, through its wholly owned subsidiary, TF1, the Company became a party to, and assumed, the Credit Facility with Credit Suisse. During the year ended December 31, 2020, the Company borrowed an additional $30.0 million and made repayments of $85.0 million to Credit Suisse. During the three months ended March 31, 2021, the Company made repayments of $90.0 million to Credit Suisse. During the year ended December 31, 2020, the Company incurred approximately $4.0 million of financing costs in connection with the Credit Facility that are capitalized and deferred using the straight-line method over the life of the facility. As of March 31, 2021 and December 31, 2020, unamortized deferred financing costs related to the Credit Facility were $1.6 million and $2.1 million, respectively and presented as a direct deduction from the carrying amount of the debt liability on the Consolidated Statements of Assets and Liabilities.

The Credit Facility matures on January 8, 2022, unless extended. Borrowings under the Credit Facility bear interest at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The Credit Facility is collateralized by all investments held by TF1 and permits an advance rate of up to 65% of eligible investments. The Company has the ability to borrow up to an aggregate of $300.0 million, and the Credit Facility borrowing base contains certain criteria for eligible investments and includes concentration limits as defined in the Credit Facility. As of March 31, 2021 and December 31, 2020, the Company had approximately $45.0 million and $135.0 million, respectively, in borrowings outstanding under the Credit Facility and a borrowing availability of approximately $72.5 million and $42.0 million, respectively.

The summary information regarding the Credit Facility is as follows (dollars in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Stated interest expense	$677	$1,713
Amortization of deferred financing costs	528	434
Total interest and amortization of deferred financing costs	$1,205	$2,147

Weighted average effective interest rate	6.2%	4.6%
Weighted average outstanding balance	$78,000	$149,518

The Credit Facility contains covenants that, among other things, require the Company to maintain minimum tangible net worth and leverage ratios, minimum cash balance of $15.0 million, and a cash reserve of 60 days for interest.

2025 Notes

Concurrent with the completion of a private common stock offering, on January 16, 2020, the Company completed the “144A Note Offering” of $105.0 million in aggregate principal amount of the unsecured 2025 Notes in reliance upon the available exemptions from the registration requirements of the Securities Act. KBW, as the initial purchaser, exercised in full its option to purchase or place additional Notes and on January 29, 2020 the Company issued and sold an additional $20.0 million in aggregate principal amount of the 2025 Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the 2025 Notes pursuant to the 144A Note Offering.

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

Concurrent with the closing of the 144A Note Offering, on January 16, 2020, the Company entered into a registration rights agreement for the benefit of the purchasers of the 2025 Notes in the 144A Note Offering. Pursuant to the terms of this registration rights agreement, the Company filed with the SEC a registration statement, which was declared effective on October 20, 2020, registering the public resale of the 2025 Notes by the holders thereof that elected to include their 2025 Notes in such registration statement.

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriter’s discount and commissions, were approximately $5.8 million which were capitalized and deferred. As of March 31, 2021 and December 31, 2020, unamortized deferred financing costs related to the 2025 Notes were $4.4 million and $4.7 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Stated interest expense	$2,188	$1,847
Amortization of deferred financing costs	291	232
Total interest and amortization of deferred financing costs	$2,479	$2,079

Weighted average effective interest rate	7.9%	5.9%

Convertible Notes

On December 11, 2020, the Company completed a private offering (the “Private Convertible Note Offering”) of $50 million in aggregate principal amount of its unsecured 6.00% Convertible Notes due 2025 (the “Convertible Notes”) in reliance upon the available exemptions from the registration requirements of the Securities Act. KBW acted as the initial purchaser and placement agent in connection with the Private Convertible Note Offering pursuant to a purchase/placement agreement dated December 4, 2020 by and between the Company and KBW.

The Convertible Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of December 11, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Convertible Notes Indenture”), between the Company and the Trustee. Concurrent with the closing of the Convertible Note Offering, on December 11, 2020, the Company entered into a registration rights agreement for the benefit of the holders of the Convertible Notes and the shares of common stock issuable upon conversion thereof.

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained unchanged as of March 31, 2021 and December 31, 2020. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

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

Aggregate offering costs in connection with the Convertible Note Offering, including the initial purchaser and placement agent discount and commissions, were approximately $1.6 million which were capitalized and deferred. As of March 31, 2021 and December 31, 2020, unamortized deferred financing costs related to the Convertible Notes were $1.8 million and $1.7 million, respectively.

The Convertible Notes are accounted for in accordance with ASC 470-20 Debt Instruments with Conversion and Other Options. In accounting for the Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Notes were approximately 99.1% and 0.9%, respectively. The original issue discount of 0.9%, or approximately $0.5 million, attributable to the conversion feature of the Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as the original issue discount resulting in an estimated effective interest rate of approximately 7.2% annualized.

In January 2021, the Company early adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”), under which the accounting for convertible instruments was simplified by removing the separate accounting for embedded conversion features. As such approximately $0.5 million was reversed out of net assets and reduced the original issue discount for the Convertible Notes.

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of debt	$50,000	$50,000
Unamortized debt issuance cost	(1,760)	(1,672)
Original issue discount related to equity component, net of accretion	—	(468)
Original issue discount, net of accretion	(1,127)	(1,308)
Carrying value of Convertible Notes	$47,113	$46,552

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Stated interest expense	$742	$—
Amortization of deferred financing costs and original issue discount	156	—
Total interest and amortization of deferred financing costs and original issue discount	$898	$—

Weighted average effective interest rate	7.2%	—%

As of March 31, 2020 and December 31, 2020, the Company was in compliance with the terms of the Credit Facility, the 2025 Notes Indenture, and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2021 and December 31, 2020 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of March 31, 2021 and December 31, 2020 includes only those commitments which are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of March 31, 2021, the Company had an aggregate of approximately $8.3 million of unfunded commitments to two portfolio companies, Dandelion, Inc. and Greenlight Biosciences, Inc. As of December 31, 2020, the Company had outstanding unfunded commitments of approximately $0.1 million to one portfolio company, Dandelion, Inc. These unfunded commitments are available at the request of such portfolio companies and unencumbered by milestones. The fair value of these unfunded commitments is considered to approximate the cost of such commitments as the yields determined at the time of underwriting are expected to be materially consistent with the yields upon funding.

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

Leases

FASB ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. The Company identified one significant operating lease for its office space. The lease commenced February 21, 2017 and expires July 31, 2022. The lease contains a five-year extension option for a final expiration date of July 31, 2027 which the company does not expect to exercise.

The total lease expense incurred related to this lease for the three months ended March 31, 2021 and 2020 was approximately $0.1 million for each period. As of March 31, 2021 and December 31, 2020, the right of use asset related to the operating lease was $0.3 million and $0.4 million, respectively, and the lease liability was $0.3 million and $0.4 million, respectively. As of March 31, 2021, the remaining lease term was 1.25 years and the discount rate was 3.25%. The Company has also entered into a lease for new office space with an estimated commencement date in mid-2021 and a lease term of eight years. A right of use asset and corresponding lease liability will be recorded upon commencement of the lease. Future minimum payments under the term of the new lease have been included in the table below.

The following table shows future minimum payments under the Company’s operating leases as of March 31, 2021 (in thousands):

For the Years Ended December 31,	Total
2021	$168
2022	484
2023	361
2023	371
2024	380
Thereafter	1,619
Total	$3,383

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2021, there are no material legal matters or material litigation pending of which the Company is aware.

Note 7. Stockholder’s Equity

The Company authorized 200,000,000 shares of its common stock with a par value of $0.001 per share. On September 27, 2019, the Company was initially capitalized with the issuance of 10 shares of its common stock for an aggregate purchase price of $150 to its sole shareholder.

Private Common Stock Offerings

On January 16, 2020, the Company completed the Private Common Stock Offering. As a result, the Company issued and sold a total of 8,333,333 shares of its common stock for aggregate net proceeds of approximately $114.4 million, net of offering costs of approximately $10.6 million. Refer to “Note 1 – Organization and Basis of Presentation” for further details.

Concurrent with the closing of the Private Common Stock Offering, on January 16, 2020, the Company entered into a registration rights agreement for the benefit of the purchasers of shares of its common stock in such offering and the Legacy Investors that received shares of its common stock in connection with the Formation Transactions that were not the Company’s directors, officers and affiliates. Pursuant to the terms of this registration rights agreement, the Company no longer has any registration obligations with respect to such shares because (i) such shares may be sold by any such stockholder in a single transaction without registration pursuant to Rule 144 under the Securities Act, (ii) the Company has been subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for a period of at least 90 days and is current in the filing of all such required reports and (iii) such shares have been listed for trading on the Nasdaq Global Select Market.

Formation Transactions

On January 16, 2020, immediately following the initial closings of the Private Offerings, the Company used the proceeds from the Private Offerings to complete the Formation Transactions, pursuant to which the Company acquired the Legacy Funds and Trinity Capital Holdings. In consideration for the Legacy Funds, the Company issued 9,183,185 shares of common stock at $15.00 per share for a total value of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Investors. As consideration for all of the equity interests in Trinity Capital Holdings, the Company issued 533,332 shares of its common stock at $15.00 per share for a total value of approximately $8.0 million and paid approximately $2.0 million in cash. Refer to “Note 1 – Organization and Basis of Presentation” for further details regarding the Formation Transactions.

Initial Public Offering

The Company’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the symbol “TRIN.” On February 2, 2021, the Company completed its initial public offering of 8,006,291 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding under the Credit Facility.

Long-Term Incentive Plan

The Board has approved the 2019 Trinity Capital Inc. Long-Term Incentive Plan and the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, each to be effective upon receipt of exemptive relief from the SEC and stockholder approval of such plans. The Company has applied for an exemptive order from the SEC to permit us to issue securities under such plans. If such exemptive relief and stockholder approval are obtained, the Compensation Committee may award such securities in such amounts and on such terms as the Compensation Committee determines and consistent with any exemptive order the SEC may issue and the terms of such plans, as applicable. The SEC is not obligated to grant an exemptive order to allow this practice and will do so only if it determines that such practice is consistent with stockholder interests and does not involve overreaching by management or the Board. The Company cannot provide any assurance that it will receive such exemptive relief from the SEC or such stockholder approval will be received.

Distribution Reinvestment Plan

The Company’s amended and restated distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Company’s common stock on the valuation date determined for each distribution by the Board.

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended March 31, 2021, the Company issued 87,710 shares of common stock for a total of approximately $1.1 million under the DRIP. During the three months ended March 31, 2020, no dividends were declared or paid to stockholders.

Distributions

During the three months ended March 31, 2021, the Company declared a distribution on March 23, 2021 of $0.28 per share, which was paid on April 16, 2021 to stockholders of record as of March 31, 2021. No distributions were declared or paid during the three months ended March 31, 2020.

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Other potentially dilutive common shares, and the related impact to earnings are considered when calculating earnings per share on a diluted basis. Potential common shares associated with the conversion option embedded in the Convertible Notes are anti-dilutive when the Company’s average NAV per share / market price per share is below the conversion price. The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2021 and 2020 (in thousands except shares and per share information):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net increase/(decrease) in net assets resulting from operations	$25,324	$(35,051)
Weighted average common shares outstanding	23,554,950	17,821,790
Net increase/(decrease) in net assets resulting from operations per common share - basic and diluted	$1.08	$(1.97)

For the three months ended March 31, 2021, the effect of the Convertible Notes was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

Note 9. Income Taxes

When filing its 2020 tax return, the Company intends to elect to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code and operate in a manner so as to qualify annually thereafter for the tax treatment applicable to RICs. As a RIC, the Company generally will not pay corporate-level income tax on the portion of its taxable income distributed to stockholders, generally required to be at least 90% of its investment company taxable income (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). The amount to be paid out as a distribution is determined by the Board each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Tax Cost of Investments (1)	$576,516	$559,437

	March 31, 2021	December 31, 2020
Unrealized appreciation	$35,687	$14,879
Unrealized depreciation	(25,177)	(19,845)
Net unrealized appreciation/(depreciation) from investments	$10,510	$(4,966)

(1)	Includes cost of short-term investments, including cash and cash equivalents.

Note 10. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Three Months Ended
	March 31, 2021	March 31, 2020
Per Share Data: (1)
Net asset value, beginning of period	$13.03	$14.97	(2)

Net investment income	0.31	0.32	(3)
Net realized and unrealized gains/(losses) on investments (4)	0.77	(1.39)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	—	(0.87)
Net increase/(decrease) in net assets resulting from operations	1.08	(1.94)

Offering costs	(0.30)	(0.59)
Effect of shares issued (5)	0.18	—
Equity component of convertible notes	(0.02)	—
Distributions (6)	(0.28)	—
Total increase/(decrease) in net assets	0.66	(2.53)

Net asset value, end of period	$13.69	$12.44

Shares outstanding, end of period	26,415,275	18,049,860
Weighted average shares outstanding	23,554,950	17,821,790	(3)
Total return based on net asset value (7) (8)	7.2%	(16.9)	% (9)
Total return based on market value (10)	6.6%	na

Ratio/Supplemental Data:
Per share market value at end of period	$14.92	n/a
Net assets, end of period*	$361,563	$224,563
Ratio of total expenses to average net assets (11)	13.6%	14.0%
Ratio of net investment income to average net assets (11)	9.8%	12.2%
Ratio of interest and credit facility expenses to average net assets (11)	6.2%	9.1%
Portfolio turnover rate (8) (12)	13.0%	9.4%
Asset coverage ratio (13)	264.3%	188.8%

* Rounded to the nearest thousand.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The net asset value as of January 16, 2020 (commencement of operations) is calculated based on the initial common stock purchase price of $15.00 per share less the accumulated loss of $0.03 per share from August 12, 2019 (the date of inception) through December 31, 2019.

(3)	Calculated based upon weighted average shares outstanding for the period from January 16, 2020 (commencement of operations) through March 31, 2020.
(4)	Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	The per share data reflects the actual amount of distributions declared per share for the applicable period.
(7)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.
(8)	Not annualized.
(9)	Total return excluding costs related to acquisition of Trinity Capital Holdings and the Legacy Funds would have been (11.1)%.
(10)	Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends, if any, reinvested in accordance with the Company’s DRIP. The beginning market value per share is based on the market price of $14.00 per share on January 29, 2021, the date of the Company’s listing on Nasdaq, and not annualized.
(11)	Annualized.
(12)	Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(13)	Based on outstanding debt of $220.0 million and $255.4 million as of March 31, 2021 and 2020, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of March 31, 2021 and December 31, 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
March 31, 2021	$45,000	2,643	-	na
December 31, 2020	135,000	1,770	-	na
December 31, 2019	-	-	-	na

2025 Notes
March 31, 2021	$125,000	2,643	-	na
December 31, 2020	125,000	1,770	-	na
December 31, 2019	-	-	-	na

Convertible Notes
March 31, 2021	$50,000	2,643	-	na
December 31, 2020	50,000	1,770	-	na
December 31, 2019	-	-	-	na

Total
March 31, 2021	$220,000	2,643	-	na
December 31, 2020	310,000	1,770	-	na
December 31, 2019	-	-	-	na

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “–” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading.

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

During the three months ended March 31, 2021 and the year ended December 31, 2020, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s Distribution Reinvestment Plan and the distributions declared. Additionally, during the Company’s IPO certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share.

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

Note 12. Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”) under which the accounting for convertible instruments will be simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments will be reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception will be removed and, as a result, more equity contracts will qualify for the scope exception. ASU 2020-06 will also simplify the diluted earnings-per-share calculation in certain areas. ASU 2020-06 will be effective for years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption will be permitted for fiscal periods beginning after December 15, 2020 (including interim periods within the same fiscal year). The Company early adopted ASU 2020-06 on January 1, 2021, with no material impact to the consolidated financial statements other than no longer separately accounting for the embedded conversion feature.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Company” refer to Trinity Capital Inc. and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K, filed with the SEC on March 4, 2021, including the following factors, among others:

●	our limited operating history as a business development company (“BDC”);
●	our future operating results, including the impact of the SARS-CoV-2 (“COVID-19”) pandemic;
●	our dependence upon our management team and key investment professionals;
●	our ability to manage our business and future growth;
●	risks related to investments in growth stage companies, other venture capital-backed companies and generally U.S. companies;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	the use of leverage;
●	risks related to the uncertainty of the value of our portfolio investments;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including as a result of the COVID-19 pandemic;
●	uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union and China, including as a result of the COVID-19 pandemic;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	risks related to changes in interest rates, our expenses, and other general economic conditions and the effect on our net investment income;
●	the effect of changes in tax laws and regulations and interpretations thereof;

●	the impact on our business of new or amended legislation or regulations, including the Coronavirus Aid, Relief and Economic Security Act, the stimulus package passed by Congress and signed into law in December 2020 and the American Rescue Plan Act of 2021 signed into law in March 2021;
●	risks related to market volatility, including general price and volume fluctuations in stock markets;
●	our ability to make distributions, including as a result of the COVID-19 pandemic; and
●	our ability to maintain our status as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Overview

We are a specialty lending company providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

Our loans and equipment financings may have initial interest-only periods of up to 24 months and generally fully amortize over a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth stage companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments will mitigate risk and significantly reduce the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

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

On February 2, 2021, we completed our initial public offering of 8,006,291 shares of our common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Our common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the symbol “TRIN.” Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding under the Credit Facility.

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

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. –For additional information, please refer to “Note 2 - Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-Q.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Included in interest income for the three months ended March 31, 2020 is the acceleration of OID and EOT of approximately $0.4 million, which was reclassified from net realized gain/(loss) on investments. Included in one-time fee income for the three months ended March 31, 2020 is non-recurring fees of approximately $1.4 million for the three months then ended of which $0.9 million were reclassified from net realized gain/(loss) on investment and $0.5 million were reclassified from interest income. These reclassifications had no effect on the previously reported net increase (decrease) in net assets.

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

Investments recorded on our Consolidated Statements of Assets and Liabilities are categorized based on the inputs to the valuation techniques as follows:

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. Debt EOT fees to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of March 31, 2021 and December 31, 2020, the Company had an EOT payment receivable of approximately $36.1 million and $37.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities.

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

Portfolio Composition and Investment Activity

Portfolio Composition

Through the Formation Transactions, we acquired the Legacy Assets, including the Legacy Portfolio, from the Legacy Funds, as well as Trinity Capital Holdings. The Legacy Portfolio became our investment portfolio. As of March

31, 2021, our investment portfolio had an aggregate fair value of approximately $535.7 million and was comprised of approximately $335.7 million in secured loans, $128.0 million in equipment financings, and $72.0 million in equity and equity-related investments, including warrants, across 80 portfolio companies. As of December 31, 2020, our investment portfolio had an aggregate fair value of approximately $493.7 million and was comprised of approximately $320.7 million in secured loans, $122.5 million in equipment financings, and $50.5 million in equity and equity-related investments, including warrants, across 80 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in following table as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	64.5%	62.6%	65.1%	65.0%
Equipment Financings	24.3%	23.9%	24.7%	24.8%
Equity	8.5%	9.3%	6.6%	6.6%
Warrants	2.7%	4.2%	3.6%	3.6%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of March 31, 2021 and December 31, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2021		December 31, 2020
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	46.2%	49.3%	49.6%	48.8%
Northeast	29.5%	26.7%	26.4%	25.9%
Midwest	9.8%	8.7%	9.5%	8.9%
Mountain	7.6%	7.8%	6.8%	6.9%
Southeast	2.0%	2.3%	2.2%	3.6%
South	0.1%	0.3%	0.1%	0.4%
Canada	4.8%	4.9%	5.4%	5.5%
Total	100.0%	100.0%	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Fair		Fair
Industry	Cost	Value	Cost	Value
Manufacturing	23.3%	26.5%	20.8%	20.2%
Retail Trade	18.4%	16.2%	15.7%	15.4%
Professional, Scientific, and Technical Services	12.3%	12.7%	15.6%	16.0%
Finance and Insurance	7.0%	7.0%	7.0%	7.2%
Information	6.5%	6.4%	6.4%	6.2%
Rental and Leasing Services	6.3%	6.3%	5.8%	5.9%
Utilities	4.9%	4.8%	5.4%	5.5%
Real Estate	4.1%	4.0%	3.5%	3.5%
Agriculture, Forestry, Fishing and Hunting	3.7%	3.7%	4.2%	4.2%
Pharmaceutical	3.1%	3.2%	3.5%	4.9%
Educational Services	2.6%	2.6%	1.9%	2.0%
Wholesale Trade	2.5%	2.4%	4.8%	4.8%
Health Care and Social Assistance	2.8%	2.2%	2.9%	2.3%
Construction	2.1%	1.6%	2.0%	1.4%
Administrative and Support and Waste Management and Remediation Services	0.4%	0.4%	0.5%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2021 and December 31, 2020, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.0 years. Additional information regarding our portfolio is set forth in the schedule of investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

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

As of March 31, 2021 and December 31, 2020, the Company’s ten largest portfolio companies represented approximately 40.9% and 42.5%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of March 31, 2021 and December 31, 2020, the Company had 9 and 14 portfolio companies that represented 5% or more of the Company’s net assets, respectively.

Investment Activity

During the three months ended March 31, 2021, we made an aggregate of approximately $44.5 million of investments in 6 new portfolio companies and approximately $42.6 million of investments in 13 existing portfolio companies, excluding fees. During the three months ended March 31, 2021, we received an aggregate of $67.0 million in proceeds from repayments of our investments, including proceeds of approximately $40.8 million from early repayments.

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

The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2021 and the year ended December 31, 2020 (in thousands):

	Three Months
	Ended	Year Ended
	March 31, 2021	December 31, 2020
Beginning Portfolio	$493,651	$—
Formation Transactions acquisitions	—	417,023
Purchases, net of deferred fees	86,694	238,564
Non-cash conversion	—	1,263
Proceeds from Paydowns and Sales	(26,157)	(52,111)
Proceeds from early debt repayments	(40,828)	(108,790)
Accretion of OID and EOT payments	4,593	11,788
Net realized gain/(loss)	2,595	(9,403)
Third party participation (1)	(283)	283
Change in unrealized appreciation/(depreciation)	15,476	(4,966)
Ending Portfolio	$535,741	$493,651

(1)	Certain third parties had rights to 17,485 shares of Ology Biosciences common stock at a fair value of approximately $0.6 million as of December 31, 2020. During the three months ended March 31, 2021, these shares were reissued by Ology Biosciences directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

The level of our investment activity can vary substantially from period to period depending on many factors, including the amount of debt, including loans and equipment financings, and equity capital required by growth stage companies, the general economic environment and market conditions and the competitive environment for the types of investments we make.

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		March 31, 2021		December 31, 2020
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$110,278	23.8%	$92,519	20.9%
3.0 - 3.9	Strong Performance	164,709	35.4%	212,969	48.0%
2.0 - 2.9	Performing	148,691	32.1%	116,895	26.4%
1.6 - 1.9	Watch	39,194	8.5%	19,230	4.3%
1.0 - 1.5	Default/Workout	812	0.2%	1,606	0.4%
Total		$463,684	100.0%	$443,219	100.0%

At March 31, 2021 and December 31, 2020, our loan and equipment financing investments had a weighted average risk rating score of 3.2.

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

At March 31, 2021, loans to three portfolio companies were on non-accrual status with a total cost of approximately $2.3 million, and a total fair market value of approximately $1.4 million, or 0.3%, of the fair value of the Company’s investment portfolio. As of December 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $3.4 million, and a total fair market value of approximately $2.2 million, or 0.5%, of the fair value of the Company’s investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three months ended March 31, 2021 and 2020. We were formed on August 12, 2019 and commenced operations on

January 16, 2020. Prior to January 16, 2020, we had no operations, except for immaterial matters relating to our formation and organization as a BDC.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Stated interest income	$11,752	$8,710
Amortization of original issue discount	3,447	1,676
Acceleration of amortization of original issue discount	1,146	428
Prepayment penalty and related fees	706	957
Other fee income	269	477
Total investment income	$17,320	$12,248

We generate revenues primarily in the form of investment income from the investments we hold, generally in the form of interest income from our debt securities. Investment income represents interest income recognized as earned in accordance with the contractual terms of the loan agreement. Interest income from original issue discount (“OID”) represents the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, including loans and equipment financings and is accreted into interest income over the term of the loan as a yield enhancement. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

Loan and commitment fees in excess of related expenses are amortized into interest income over the contractual life of the loan. The Company also recognizes certain fees as one-time fee income, including, but not limited to, prepayment penalties, fees related to select covenant default, late-payment fees, structuring fees and exit fees related to a change in ownership of the portfolio company.

For the three months ended March 31, 2021, total investment income was approximately $17.3 million, which represents an approximate effective yield of 15.5% on the average investments during such period. For the three months ended March 31, 2020, total investment income was approximately $12.2 million, which represents an approximate yield of 15.0% on the investments during the period. The increase in investment income for the three months ended March 31, 2021 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and partially offset by decreased fee income.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees and general and administrative expenses. Our operating expenses totaled approximately $10.1 million and $6.6 million for the three months ended March 31, 2021 and 2020, respectively.

Interest Expense and Other Debt Financing Costs

Interest expense and other debt financing costs on our borrowings totaled approximately $4.6 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively, which is primarily comprised of interest and fees related to the Credit Facility, the 2025 Notes and the Convertible Notes. Our weighted effective interest rate, comprised of interest and amortization of fees and discount was approximately 7.2% and 6.4% for the three months ended March 31, 2021 and 2020, respectively. The increase in interest expense for the three months ended March 31, 2021 was primarily due to the issuance of the Convertible Notes in December 2020 and partially offset by paydowns in the Credit Facility.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $4.0 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase in employee compensation related expenses during the three months ended March 31, 2021 relates primarily to the accrual of bonuses expected to be paid at the discretion of management or upon approval of the Board, as applicable. As of March 31, 2021 and 2020, the Company had 39 and 29 employees, respectively.

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

Professional Fees Expenses

Professional fees expenses include legal fees, accounting fees, third-party valuation fees, and talent acquisition fees. Our professional fees expenses totaled approximately $0.6 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and other various expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $0.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase in general and administrative expenses for the three months ended March 31, 2021 is primarily due to a higher D&O insurance premiums.

Net Investment Income

As a result of approximately $17.3 million in total investment income as compared to approximately $10.0 million in total expenses, net investment income for the three months ended March 31, 2021 was approximately $7.3 million. As a result of approximately $12.2 million in total investment income as compared to approximately $6.5 million in total expenses, net investment income for the three months ended March 31, 2020 was approximately $5.7 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. For the three months ended March 31, 2021, we realized a net gain on investments of approximately $2.6 million. For the three months ended March 31, 2020, we realized a net loss on investments of approximately $0.9 million.

The net realized gains (losses) from the sales, repayments, or exits of investments were comprised of the following (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net realized gain (loss) on investments:
Gross realized gains	$2,967	$794
Gross realized losses	(372)	(1,676)
Total net realized gains/(losses) on investments	$2,595	$(882)

Net Change in Unrealized Appreciation / (Depreciation) from Investments

Net change in unrealized appreciation/(depreciation) from investments primarily reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2021 and 2020 is comprised of the following (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Gross unrealized appreciation	$34,066	$1,296
Gross unrealized depreciation	(18,081)	(25,599)
Third party participation (1)	283	13
Net unrealized appreciation/depreciation reclassified related to net realized gains or losses (2)	(792)	—
Total net unrealized gains (losses) on investments	$15,476	$(24,290)

(1)	Certain third parties had rights to 17,485 shares of Ology Biosciences common stock at a fair value of approximately $0.6 million as of December 31, 2020. During the three months ended March 31, 2021, these shares were reissued by Ology Biosciences directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).
(2)	Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reclassification of unrealized appreciation (depreciation) was recorded during the three months ended March 31, 2020.

The significant changes in net unrealized appreciation (depreciation) from investments during the three months ended March 31, 2021 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Atieva, Inc.	$22,193
Matterport, Inc.	3,403
Convercent, Inc.	1,027
AyDeeKay LLC	954
Madison Reed, Inc.	794
Store Intelligence, Inc.	(564)
WorkWell Prevention & Care Inc.	(673)
Incontext Solutions, Inc.	(916)
Ology Biosciences, Inc.	(5,748)
Birchbox, Inc.	(7,970)
Other, net	2,976
Total	$15,476

The significant changes in net unrealized appreciation (depreciation) from investments during the three months ended March 31, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Vertical Communications, Inc.	$(3,868)
Workwell Prevention & Care Inc.	(2,544)
Altierre, Inc.	(2,110)
UnTuckIt, Inc.	(1,558)
Project Frog, Inc.	(1,507)
Vidsys, Inc.	(1,502)
Birchbox, Inc.	(938)
Atieva, Inc.	(849)
BaubleBar, Inc.	(844)
Edeniq, Inc.	(716)
SQL Sentry LLC	(578)
STS Media, Inc.	(500)
Other, net	(6,776)
Total	$(24,290)

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended March 31, 2021 was approximately $25.3 million. Net decrease in net assets resulting from operations before formation costs during the three months ended March 31, 2020 was approximately $19.5 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2021 basic and fully diluted net increase in net assets per common share were $1.08. For the three months ended March 31, 2020, basic and diluted net decrease in net assets per common share were $1.97. Costs related to the acquisition of Trinity Capital Holdings was approximately $13.5 million, and the cost related to the acquisition of the Legacy Funds was approximately $2.1 million. The total cost of $15.6 million, when added to the net decrease in net assets resulting from operations before formation costs, resulted in a net decrease in net assets resulting from operations during the three months ended March 31, 2020 of approximately $(35.1) million.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including the Private Offerings and the Convertible Notes offering, borrowings under the Credit Facility and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the Credit Facility or any future credit facility, and proceeds from the turnover of our portfolio to finance our investment objectives and activities.

We may, from time to time, enter into additional credit facilities, increase the size of our existing Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the three months ended March 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $9.8 million, which is the net result of $19.2 million of cash used in operating activities and $0.5 million of cash used in investing activities partially offset by $9.9 million of cash provided by financing activities. During the three months ended March 31, 2020, we experienced a net increase in cash and cash equivalents in the amount of $79.5 million, which is the net result of $170.1 million of cash provided by financing activities and $1.1 million of cash from operating activities partially offset by $91.7 million of cash used in investing activities.

As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $51.3 million and $61.1 million, respectively, of which $39.7 and $60.3 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2021 and December 31, 2020, restricted cash consisted of approximately $15.3 million and $15.7 million, respectively, related to the Credit Facility covenants (See “Note 5 – Borrowings”), and an additional amount of approximately $0.7 million at December 31, 2020 was held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds. As of March 31, 2021 and December 31, 2020, we had approximately $72.5 million and $42.0 million, respectively, of available borrowings under the Credit Facility, subject to its terms and regulatory requirements. Cash, cash equivalents and restricted cash, taken together with available borrowings under the Credit Facility, as of March 31, 2021, are expected to be sufficient for our investing activities and to conduct our operations in the near term.

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Facility through our wholly owned subsidiary, Trinity Funding 1, LLC. The Credit Facility matures on January 8, 2022, unless extended, and we have the ability to borrow up to an aggregate of $300.0 million. In addition, borrowings under the Credit Facility are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%. We may utilize the leverage available under the Credit Facility to finance future investments. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Facility in amount of approximately $60 million. As of March 31, 2021 and December 31, 2020, approximately $45.0 million and $135.0 million, respectively, was outstanding under the Credit Facility. During the three months ended March 31, 2021 and 2020, we repaid $85.0 million and $60.0 million, respectively, of borrowings under the Credit Facility.

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

In January 2020, concurrent with the completion of the Private Common Stock Offering, we completed the 144A Note Offering in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold $125.0 million in aggregate principal amount of the unsecured 2025 Notes that mature on January 16, 2025, unless repurchased or redeemed in accordance with their terms prior to such date and bear interest at a fixed rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. A portion of the proceeds of the 144A Note Offering were used to complete the Formation Transactions and repay a portion of the outstanding borrowings under the Credit Facility. Aggregate estimated offering expenses in connection with the transaction, including the fees and commissions, were approximately $4.8 million. As of March 31, 2021 and December 31, 2020, we had $125 million in aggregate principal amount of 2025 Notes outstanding.

In December 2020, we issued $50.0 million in aggregate principal amount of the Convertible Notes. The sale generated net proceeds of $47.0 million, including $1.7 million of debt issuance costs and $1.3 million of original issue discount. The Convertible Notes bear interest at a rate of 6.00% per year, payable semiannually in arrears on May 1 and November 1, of each year. The Convertible Notes mature on December 11, 2025, unless earlier converted by noteholders or purchased by the Company at the noteholders option upon the occurrence of a fundamental change, as defined in the indenture governing the Convertible Notes. As of March 31, 2021 and December 31, 2020, we had $50.0 million in aggregate principal amount of Convertible Notes outstanding.

Refer to “Item 2. Financial Statements and Supplementary Data – Note 5 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective September 28, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2021, our asset coverage ratio was approximately 264.3% and our asset coverage ratio per unit was approximately $2,643. As of December 31, 2020, our asset coverage ratio was approximately 177.0% and our asset coverage ratio per unit was approximately $1,770. We target a leverage range of between 1.15x and 1.35x.

Commitments and Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of March 31, 2021 or December 31, 2020.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2021 and December 31, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of March 31, 2020, the Company had outstanding unfunded commitments of approximately $8.3 million to two portfolio companies, Dandelion, Inc. and Greenlight Biosciences,

Inc. As of December 31, 2020, the Company had outstanding unfunded commitments of approximately $0.1 million to one portfolio company, Dandelion, Inc. The Company will fund its future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2021, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
Credit Facility	$—	$45,000	$—	$—	$45,000
7.00% Notes	—	—	125,000	—	125,000
Convertible Notes	—	—	50,000	—	50,000
Operating Leases (1)	168	845	751	1,619	3,383
Total Contractual Obligations	$168	$45,845	$175,751	$1,619	$223,383

(1)	Relates to lease for the Company's office, which expires on July 31, 2022 and is subject to a five-year extension option, plus the lease the Company signed for a new space in downtown Phoenix, Arizona with an estimated commencement date in mid-2021. The Company has recorded the current lease as a right-of-use asset and lease liability in its financial statements, and will record the new lease as such upon its commencement date in mid-2021. No right of use asset or corresponding lease liability has been recorded on the new lease as the lease has not commenced.

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

During the three months ended March 31, 2021, the Company declared a distribution on March 23, 2021 of $0.28 per share, which was paid on April 16, 2021 to stockholders of record as of March 31, 2021. No distributions were declared or paid during the three months ended March 31, 2020.

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

Recent Developments

Subsequent to the quarter ended March 31, 2021 and through the date of filing of this Quarterly Report on Form 10-Q, no material events or developments occurred that require reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2021, approximately 32.1% of our debt investments at fair value represented floating-rate investments based on PRIME, and approximately 67.9% of our debt investments based on outstanding principal balance represented fixed-rate investments. In addition, borrowings under the Credit Facility are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%.

Based on our Consolidated Statements of Operations as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in the PRIME rate on our debt investments

(considering interest rate floors for floating rate instruments) and the hypothetical base rate changes in the three-month LIBOR on our Credit Facility and there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$3,826	$1,350	$2,476
Up 200 basis points	$2,325	$900	$1,425
Up 100 basis points	$1,011	$450	$561
Down 100 basis points	$—	$(120)	$120
Down 200 basis points	$—	$(120)	$120
Down 300 basis points	$—	$(120)	$120

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of March 31, 2021, we had two foreign domiciled portfolio companies. Our exposure to currency risk related to the debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. Our equity investments in such portfolio companies are also settled using U.S. dollars. No other investments at March 31, 2021 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Annual Report on Form 10 K filed with the SEC on March 4, 2021, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described below and in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

Other than as described below, during the three months ended March 31, 2021, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors, which the FCA subsequently confirmed on March 5, 2021. The United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2021, pursuant to its restated and amended distribution reinvestment plan, the Company issued 87,710 shares of its common stock, at a price of $13.01 per share, to stockholders of record as of December 30, 2020 that did not opt out of the Company’s distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act.

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
4.1

Amended and Restated Registration Rights Agreement dated December 15, 2020 (Common Stock) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 16, 2020).

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
4.7

Second Supplemental Indenture, dated January 16, 2020, relating to the 6.00% Convertible Notes due 2025, between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2020).

4.8	Form of 6.00% Convertible Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.7 hereto).
10.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 29, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: May 6, 2021	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2021	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)