Form 10-K/A
period 2020-12-31
Trinity Capital Inc.
filed 2021-07-23
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56139

TRINITY CAPITAL INC. (Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 N. 1st Street 3rd Floor Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

(480) 374-5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRIN	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes   ☐   No   ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 28, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Trinity Capital Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Original Form 10-K”). This Amendment No. 1 is being filed solely to refile the certification of the Company’s principal financial officer required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, which was included as Exhibit 31.2 to the Original Form 10-K, in order to correct certain clerical errors contained in such originally filed certification.

Except as described above, this Amendment No. 1 does not modify or update any disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect any events occurring after the filing date of the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company’s other filings with the SEC subsequent to the filing date of the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020:

Exhibit Number	Description of Exhibits
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: July 23, 2021	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: July 23, 2021	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)