Form 10-Q
period 2021-06-30
Trinity Capital Inc.
filed 2021-08-05
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 4, 2021, the registrant had 26,554,664 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $62,363 and $57,072, respectively)	$41,938	$48,730
Affiliate investments (cost of $13,001 and $20,653, respectively)	11,795	27,650
Non-control / Non-affiliate investments (cost of $499,191 and $420,611, respectively)	543,963	417,271
Total investments (cost of $574,555 and $498,336, respectively)	597,696	493,651
Cash and cash equivalents	19,124	44,656
Restricted cash	15,341	16,445
Interest receivable	4,065	3,468
Prepaid expenses	1,298	744
Other assets	3,923	744
Total assets	$641,447	$559,708

LIABILITIES
Credit Facility, net of $1,053 and $2,107, respectively, of unamortized deferred financing costs	$68,947	$132,893
2025 Notes, net of $4,168, and $4,697, respectively, of unamortized deferred financing costs	120,832	120,303
Convertible Notes, net of $2,786, and $3,448, respectively, of unamortized deferred financing costs and discount	47,214	46,552
Distribution payable	7,682	4,947
Security deposits	8,812	7,874
Accounts payable, accrued expenses and other liabilities	8,240	8,391
Total liabilities	261,727	320,960

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 26,491,274 and 18,321,274 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	26	18
Paid-in capital in excess of par	369,379	263,366
Distributable earnings/(accumulated loss)	10,315	(24,636)
Total net assets	379,720	238,748
Total liabilities and net assets	$641,447	$559,708
NET ASSET VALUE PER SHARE	$14.33	$13.03

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
INVESTMENT INCOME:
Interest income:
Control investments	$1,266	$832	$2,572	$1,627
Affiliate investments	443	604	882	733
Non-Control / Non-Affiliate investments	16,405	12,004	31,004	21,894
Total interest income	18,114	13,440	34,458	24,254
Fee income:
Non-Control / Non-Affiliate investments	1,362	407	2,337	1,841
Total fee income	1,362	407	2,337	1,841
Total investment income	19,476	13,847	36,795	26,095

EXPENSES:
Interest expense and other debt financing costs	4,425	4,281	9,041	8,539
Compensation and benefits	3,370	1,690	7,366	3,079
Professional fees	570	700	1,216	1,180
General and administrative	1,031	415	1,838	827
Total expenses	9,396	7,086	19,461	13,625

NET INVESTMENT INCOME	10,080	6,761	17,334	12,470

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	—	—	—
Affiliate investments	1,491	—	—	—
Non-Control / Non-Affiliate investments	504	(2,002)	4,590	(2,884)
Net realized gain/(loss) from investments	1,995	(2,002)	4,590	(2,884)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(4,530)	1,342	(12,084)	(8,234)
Affiliate investments	(1,892)	(969)	(8,204)	(2,136)
Non-Control / Non-Affiliate investments	19,052	1,750	48,394	(11,799)
Net change in unrealized appreciation/(depreciation) from investments	12,630	2,123	28,106	(22,169)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS BEFORE FORMATION COSTS	24,705	6,882	50,030	(12,583)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(15,586)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$24,705	$6,882	$50,030	$(28,169)

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.38	$0.37	$0.69	$0.69

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.93	$0.38	$2.00	$(1.57)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	26,478,747	18,074,929	25,024,925	17,959,728

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended June 30, 2021:

				Distributable
				Earnings /
	Common Stock		Paid In Capital	(Accumulated	Total
	Shares	Par Value	in Excess of Par	Loss)	Net Assets
Balance as of March 31, 2021	26,415,275	$26	$368,245	$(6,708)	$361,563
Issuance of common stock pursuant to distribution reinvestment plan	75,999	—	1,134	—	1,134
Distributions to stockholders	—	—	—	(7,682)	(7,682)
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	10,080	10,080
Net realized gain/(loss) from investments	—	—	—	1,995	1,995
Net unrealized appreciation/(depreciation) from investments	—	—	—	12,630	12,630
Balance as of June 30, 2021	26,491,274	$26	$369,379	$10,315	$379,720

Three Month Ended June 30, 2020:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of March 31, 2020	18,049,860	$18	$260,120	$(35,575)	$224,563
Issuance of common stock, net of issuance costs	—	—	81	—	81
Issuance of common stock pursuant to distribution reinvestment plan	87,740	—	1,091	—	1,091
Distributions to stockholders	—	—	—	(3,971)	(3,971)
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	6,761	6,761
Net realized gain/(loss) from investments	—	—	—	(2,002)	(2,002)
Net unrealized appreciation/(depreciation) from investments	—	—	—	2,123	2,123
Balance as of June 30, 2020	18,137,600	$18	$261,292	$(32,664)	$228,646

Six Months Ended June 30, 2021:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2020	18,321,274	$18	$263,366	$(24,636)	$238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Issuance of common stock pursuant to distribution reinvestment plan	163,709	—	2,275	—	2,275
Distributions to stockholders	—	—	—	(15,079)	(15,079)
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	17,334	17,334
Net realized gain/(loss) from investments	—	—	—	4,590	4,590
Net unrealized appreciation/(depreciation) from investments	—	—	—	28,106	28,106
Balance as of June 30, 2021	26,491,274	$26	$369,379	$10,315	$379,720

Six Months Ended June 30, 2020:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2019	10	$—	$—	$(524)	$(524)
Issuance of shares related to Formation Transaction (1)	9,716,517	10	145,738	—	145,748
Issuance of common stock, net of issuance costs	8,333,333	8	114,463	—	114,471
Issuance of common stock pursuant to distribution reinvestment plan	87,740	—	1,091	—	1,091
Distributions to stockholders	—	—	—	(3,971)	(3,971)
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	12,470	12,470
Net realized gain/(loss) from investments	—	—	—	(2,884)	(2,884)
Net unrealized appreciation/(depreciation) from investments	—	—	—	(22,169)	(22,169)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(15,586)	(15,586)
Balance as of June 30, 2020	18,137,600	$18	$261,292	$(32,664)	$228,646

(1)	See “Note 1 - Organization and Basis of Presentation”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$50,030	$(28,169)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(208,232)	(101,503)
Proceeds from sales and paydowns of investments	146,879	79,731
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	(27,823)	22,168
Net realized gain/(loss) from investments	(4,590)	2,884
Accretion of original issue discounts and end of term payments on investments	(10,279)	(5,049)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	15,586
Amortization of deferred financing costs	1,837	1,416
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(597)	(2,069)
(Increase)/Decrease in prepaid expenses	(554)	(118)
(Increase)/Decrease in other assets	(2,357)	(419)
Increase/(Decrease) in security deposits	938	1,810
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(151)	2,643
Increase/(Decrease) in due to related party	—	(1,059)
Net cash provided by/(used in) operating activities	(54,899)	(12,148)

Cash flows provided by/(used in) investing activities:
Formation Transactions of Legacy Funds, net of cash acquired (1)	—	(89,515)
Acquisition of Trinity Capital Holdings	—	(2,211)
Acquisition of fixed assets	(822)	(34)
Net cash provided by/(used in) investing activities	(822)	(91,760)

Cash flows provided by/(used in) financing activities
Issuance of common stock	112,088	125,000
Common stock issuance costs	(7,880)	(10,529)
Cash distributions paid	(10,069)	(2,880)
Proceeds from issuance of 2025 Notes	—	125,000
Financing costs paid related to 2025 Notes	(54)	(5,542)
Proceeds under Credit Facility	25,000	—
Repayments under Credit Facility	(90,000)	(85,000)
Financing costs paid related to credit facility	—	(3,740)
Net cash provided by/(used in) financing activities	29,085	142,309

Net increase/(decrease) in cash, cash equivalents and restricted cash	(26,636)	38,401
Cash, cash equivalents and restricted cash at beginning of period	61,101	—
Cash, cash equivalents and restricted cash at end of period	$34,465	$38,401

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$6,829	$6,455
Shares issued to Trinity Capital Holdings (1)	$—	$8,000
Assumption of severance liability (1)	$—	$3,508
Shares issued to the Legacy Investors as part of the Formation Transactions (1)	$—	$137,748
Accrued but unpaid distributions	$7,682	$—
Value of shares issued in connection with the distribution reinvestment plan	$2,275	$1,091

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	June 30,	June 30
	2021	2020
Cash and cash equivalents	$19,124	$21,849
Restricted cash	15,341	16,552
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$34,465	$38,401

(1)	See “Note 1 - Organization and Basis of Presentation”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Maturity Date	Interest Rate (5)	Principal Amount (6)	Cost	Fair Value (7)
Debt Securities

Administrative and Support and Waste Management and Remediation (2)
SeaOn Environmental, LLC	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$1,636	$1,951	$1,947

Sub-total: Administrative and Support and Waste Management and Remediation (0.5%)*					$1,636	$1,951	$1,947

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.5%; EOT 8.5%	$1,899	$2,198	$2,136
	Equipment Financing	January 16, 2020	February 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	1,904	2,157	2,162
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,451	2,719	2,793
	Equipment Financing	December 22, 2020	January 1, 2024	Fixed interest rate 7.5%; EOT 8.5%	8,449	8,636	9,518
Total Bowery Farming, Inc.					14,703	15,710	16,609

Robotany, Inc.	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,456	$1,624	$1,612

Sub-total: Agriculture, Forestry, Fishing and Hunting (4.8%)*					$16,159	$17,334	$18,221

Construction (2)
Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$397	$419	$422
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	485	506	506
	Equipment Financing (14)	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	485	508	509
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	702	724	725
	Equipment Financing (14)	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	1,073	1,096	1,101
Total Dandelion Energy, Inc.					3,142	3,253	3,263

Project Frog, Inc. (19)	Secured Loan	April 30, 2020	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,071	$3,763

Sub-total: Construction (1.9%)*					$7,270	$7,324	$7,026

Educational Services (2)
Medical Sales Training Holding Company	Secured Loan	March 18, 2021	April 1, 2025	Variable interest rate PRIME + 8.8% or Floor rate 12.0%; EOT 12.5% (11)	$6,000	$5,959	$5,998

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	September 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 5.0% (11)	$7,500	$7,514	$7,581

Sub-total: Educational Services (3.6%)*					$13,500	$13,473	$13,579

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Maturity Date	Interest Rate (5)	Principal Amount (6)	Cost	Fair Value (7)

Debt Securities, Continued

Finance and Insurance (2)
DailyPay, Inc.	Secured Loan	September 30, 2020	November 1, 2024	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (11)	$20,000	$20,055	$20,294
	Secured Loan	December 30, 2020	January 1, 2025	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (11)	5,000	5,006	5,046
Total DailyPay, Inc.					25,000	25,061	25,340

Petal Card, Inc.	Secured Loan	January 16, 2020	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,078	$10,004
	Secured Loan (16)	January 28, 2021	January 1, 2024	Variable interest rate PRIME + 7.3% or Floor rate 11.5% (11)	3,052	4,973	5,229
					13,052	15,051	15,233

Sub-total: Finance and Insurance (10.7%)*					$38,052	$40,112	$40,573

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 4.0% (11)	$5,000	$4,871	$4,932
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 4.0% (11)	5,000	4,743	4,742
Total Lark Technologies, Inc.					10,000	9,614	9,674

WorkWell Prevention & Care Inc.	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,632	$3,597
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%	700	726	692
Total WorkWell Prevention & Care Inc. (19)					4,070	4,358	4,289

Sub-total: Health Care and Social Assistance (3.7%)*					$14,070	$13,972	$13,963

Information (2)
Firefly Systems, Inc.	Equipment Financing	January 29, 2020	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$3,065	$3,370	$3,336
	Equipment Financing	August 28, 2020	September 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	2,663	2,852	2,842
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	323	344	342
Total Firefly Systems, Inc.					6,051	6,566	6,520

Gobiquity, Inc.	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$181	$301	$296

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate PRIME + 7.5% or Floor rate 11.0%; EOT 2.8% (11)	$12,000	$11,784	$11,888
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate PRIME + 7.5% or Floor rate 11.0%; EOT 2.8% (11)	8,000	7,822	7,822
Total Rigetti & Co, Inc.					20,000	19,606	19,710

Smule, Inc.	Secured Loan	July 1, 2020	January 1, 2022	Fixed interest rate 0.0% (17)	$69	$69	$69

Whip Networks, Inc.	Secured Loan	June 14, 2021	July 1, 2025	Variable interest rate PRIME + 7.8% or Floor rate 11.0%; EOT 3.5% (11)	$5,000	$4,953	$4,953

Sub-total: Information (8.3%)*					$31,301	$31,495	$31,548

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Maturity Date	Interest Rate (5)	Principal Amount (6)	Cost	Fair Value (7)
Debt Securities, Continued

Manufacturing (2)
Circle Media Labs, Inc.	Secured Loan	May 5, 2021	June 1, 2025	Variable interest rate PRIME + 6.8% or Floor rate 12.0%; EOT 5.0% (11)	$5,000	$4,948	$4,948

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	$475	$473	$473

Footprint International Holding, Inc.	Equipment Financing	February 14, 2020	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$12,744	$13,475	$13,549
	Secured Loan	June 22, 2020	July 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	7,000	7,214	7,273
Total Footprint International Holding, Inc.					19,744	20,689	20,822

Happiest Baby, Inc.	Equipment Financing	January 16, 2020	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$660	$795	$775
	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	556	653	654
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	550	628	633
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	729	802	802
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 7.8%; EOT 9.5%	1,061	1,114	1,118
	Equipment Financing	January 22, 2021	May 1, 2025	Fixed interest rate 8.4%; EOT 9.5%	886	909	912
Total Happiest Baby, Inc.					4,442	4,901	4,894

Health-Ade, LLC	Equipment Financing	January 16, 2020	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$750	$1,329	$1,311
	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	480	762	753
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	1,333	1,895	1,879
Total Health-Ade, LLC					2,563	3,986	3,943

Mainspring Energy, Inc.	Secured Loan	January 16, 2020	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$7,166	$7,392	$7,424
	Secured Loan	November 20, 2020	December 1, 2024	Fixed interest rate 11.0%; EOT 3.8%	5,500	5,348	5,483
Total Mainspring Energy, Inc.					12,666	12,740	12,907

Miyoko's Kitchen	Equipment Financing	February 19, 2020	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$415	$470	$470
	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	682	731	732
	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	573	590	591
	Equipment Financing	June 25, 2021	December 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	598	598	598
Total Miyoko's Kitchen					2,268	2,389	2,391

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$2,149	$2,264	$2,275
	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	468	490	492
	Equipment Financing	December 18, 2020	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	766	790	792
Total Molekule, Inc.					3,383	3,544	3,559

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate PRIME + 8.0% or Floor rate 11.3%; EOT 2.0% (11)	$17,500	$17,193	$17,350

Store Intelligence, Inc. (19)	Secured Loan	May 2, 2020	June 1, 2024	Fixed interest rate 12.0%; EOT 7.8%	$12,001	$12,393	$11,795

Tarana Wireless, Inc.	Secured Loan	June 30, 2021	July 1, 2025	Variable interest rate PRIME + 8.0% or Floor rate 11.5%; EOT 4.5% (11)	$18,500	$17,353	$17,353

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$582	$592	$594

Vertical Communications, Inc.	Secured Loan	May 1, 2020	November 1, 2024	Fixed interest rate 9.5%; EOT 26.4%	$12,000	$13,385	$13,148
	Secured Loan	June 18, 2020	July 1, 2022	Fixed interest rate 9.5%	565	565	571
Total Vertical Communications, Inc. (19)					12,565	13,950	13,719

VitaCup, Inc.	Secured Loan	June 23, 2021	July 1, 2025	Variable interest rate PRIME + 7.5% or Floor rate 11.5%; EOT 2.5% (11)	$5,500	$5,438	$5,438

Sub-total: Manufacturing (31.7%)*					$117,189	$120,589	$120,186

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Maturity Date	Interest Rate (5)	Principal Amount (6)	Cost	Fair Value (7)
Debt Securities, Continued

Pharmaceutical (2)
Zosano Pharma Corporation	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$1,385	$1,950	$1,833
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	1,025	1,325	1,256
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,235	1,446	1,399
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,424	1,611	1,578
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	1,070	1,205	1,176
Total Zosano Pharma Corporation					6,139	7,537	7,242

Sub-total: Pharmaceutical (1.9%)*					$6,139	$7,537	$7,242

Professional, Scientific, and Technical Services (2)
BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$692	$853	$851
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	93	110	110
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	731	851	851
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	148	169	169
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	153	174	173
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	155	174	174
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	521	585	583
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	694	772	770
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	608	672	670
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	624	685	683
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	545	597	595
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	166	180	182
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	1,078	1,165	1,167
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.5%; EOT 11.5%	1,170	1,242	1,241
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	211	221	221
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	2,618	2,667	2,675
Total BackBlaze, Inc.					10,207	11,117	11,115

Edeniq, Inc.	Secured Loan	January 16, 2020	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	$2,072	$212	$212
	Secured Loan	January 16, 2020	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	1,551	131	131
Total Edeniq, Inc. (13) (19)					3,623	343	343

Emergy, Inc. (16)	Equipment Financing	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 5.0%	$515	$526	$527

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Maturity Date	Interest Rate (5)	Principal Amount (6)	Cost	Fair Value (7)
Debt Securities, Continued

Professional, Scientific, and Technical Services, Continued
Greenlight Biosciences Inc.	Equipment Financing	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$3,075	$3,068	$3,088
	Equipment Financing	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	4,378	4313	4,313
Total Greenlight Biosciences Inc.					7,453	7,381	7,401

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	October 1, 2023	Fixed interest rate 11.75%; EOT 11.4%	$7,149	$6,670	$5,268

Matterport, Inc.	Secured Loan	January 16, 2020	May 1, 2022	Fixed interest rate 11.5%; EOT 5.0%	$3,427	$3,888	$3,958

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 3.8% ⁽⁹⁾	$12,500	$12,337	$12,337

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$278	$281	$285
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	1,712	1,800	1,844
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	513	528	542
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	766	785	809
Total Pendulum Therapeutics, Inc.					3,269	3,394	3,480

Reciprocity, Inc.	Secured Loan	September 25, 2020	October 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.3%; EOT 2.0% (11)	$10,000	$9,918	$9,896
	Secured Loan	April 29, 2021	May 1, 2025	Variable interest rate PRIME + 8.0% or Floor rate 11.3%; EOT 2.0% (11)	5,000	4,955	4,955
Total Reciprocity, Inc.					15,000	14,873	14,851

Sun Basket, Inc.	Secured Loan	December 31, 2020	December 1, 2024	Variable interest rate PRIME + 8.5% or Floor rate 11.8%; EOT 5.0% (11)	$18,375	$18,126	$18,269

Utility Associates, Inc. (13)	Secured Loan	January 16, 2020	October 1, 2023	Fixed interest rate 11.0%	$750	$830	$603

Sub-total: Professional, Scientific, and Technical Services (20.6%)*					$82,268	$79,485	$78,152

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Maturity Date	Interest Rate (5)	Principal Amount (6)	Cost	Fair Value (7)
Debt Securities, Continued

Real Estate (2)
Knockaway, Inc.	Secured Loan	January 16, 2020	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$8,553	$8,710	$8,724
	Secured Loan	January 16, 2020	February 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,261	2,295	2,309
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,322	2,352	2,369
Total Knockaway, Inc.					13,136	13,357	13,402

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate PRIME + 7.5% or Floor rate 11.0%; EOT 4.0% (11)	$5,000	$4,995	$5,038

Wanderjaunt, Inc.	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$314	$337	$328
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	1,016	1,132	1,115
Total Wanderjaunt, Inc.					1,330	1,469	1,443

Sub-total: Real Estate (5.2%)*					$19,466	$19,821	$19,883

Rental and Leasing Services(2)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 10.7%; EOT 5.0%	$6,188	$6,438	$6,481
	Equipment Financing	July 2, 2020	August 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	714	740	745
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,589	1,642	1,651
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	2,870	2,954	2,968
	Equipment Financing	September 29, 2020	October 1, 2024	Fixed interest rate 8.3%; EOT 10.0%	379	394	394
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	685	703	710
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	2,161	2,217	2,241
	Equipment Financing	November 4, 2020	December 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	2,114	2,163	2,185
	Equipment Financing	December 4, 2020	January 1, 2024	Fixed interest rate 10.1%; EOT 5.0%	1,702	1,736	1,752
	Equipment Financing	December 21, 2020	January 1, 2024	Fixed interest rate 10.5%; EOT 5.0%	677	690	696
	Equipment Financing	January 26, 2021	February 1, 2024	Fixed interest rate 10.6%; EOT 5.0%	1,259	1,277	1,223
	Equipment Financing	February 26, 2021	March 1, 2024	Fixed interest rate 10.6%; EOT 5.0%	1,658	1,679	1,693
	Equipment Financing	March 16, 2021	April 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	1,769	1,787	1,801
Total EquipmentShare, Inc.					23,765	24,420	24,540

Maxwell Financial Labs, Inc.	Secured Loan	October 7, 2020	November 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (11)	$3,000	$2,992	$3,030
	Secured Loan	December 22, 2020	January 1, 2025	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (11)	3,000	2,969	2,997
Total Maxwell Financial Labs, Inc.					6,000	5,961	6,027

Sub-total: Rental and Leasing Services (8.1%)*					$29,765	$30,381	$30,567

Retail Trade (2)
Birchbox, Inc. (19)	Secured Loan	January 16, 2020	July 1, 2024	Fixed interest rate 9.0%; EOT 7.5%	$10,000	$10,497	$8,995

Boosted eCommerce, Inc. (16)	Secured Loan	December 18, 2020	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (11)	$5,000	$4,987	$5,037
	Secured Loan	January 29, 2021	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (11)	2,500	2,488	2,510
	Secured Loan	February 26, 2021	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (11)	7,500	7,458	7,522
	Secured Loan	April 12, 2021	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (11)	6,000	5,949	5,949
	Secured Loan	April 26, 2021	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (11)	9,000	8,980	8,994
Total Boosted eCommerce, Inc.					30,000	29,862	30,012

Gobble, Inc.	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$2,852	$2,999	$3,010
	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,434	1,508	1,513
Total Gobble Inc.					4,286	4,507	4,523

Portofino Labs, Inc. (16)	Secured Loan	December 31, 2020	July 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (11)	$2,000	$1,998	$2,010
	Secured Loan	March 12, 2021	October 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (11)	3,000	2,858	2,881
	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (11)	2,000	1,820	1,820
Total Portofino Labs, Inc.					7,000	6,676	6,711

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate PRIME + 7.3% or Floor rate 11.8%; EOT 4.0% (11)	$5,500	$5,470	$5,519

UnTuckIt, Inc.	Secured Loan	January 16, 2020	June 1, 2024	Fixed interest rate 12.0%; EOT 5.0%	$15,000	$15,800	$15,075

Sub-total: Retail Trade (18.7%)*					$71,786	$72,812	$70,835

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Maturity Date	Interest Rate (5)	Principal Amount (6)	Cost	Fair Value (7)
Debt Securities, Continued

Space Research and Technology (2)

Axiom Space, Inc. (16)	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate PRIME + 6.0% or Floor rate 9.3%; EOT 2.5% (11)	$30,000	$29,670	$29,670

Sub-total: Space Research and Technology (7.8%)*					$30,000	$29,670	$29,670

Utilities (2)
Invenia, Inc.	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$5,133	$5,593	$5,525
	Secured Loan	January 16, 2020	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	2,711	2,917	2,902
	Secured Loan	January 16, 2020	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,642	2,726	2,777
	Secured Loan	January 17, 2020	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,620	3,752	3,798
	Secured Loan	June 8, 2020	July 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	4,000	4,078	4,183
	Secured Loan	October 29, 2020	November 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	5,000	5,062	5,193
Total Invenia, Inc. (10)					23,106	24,128	24,378

Sub-total: Utilities (6.4%)*					$23,106	$24,128	$24,378

Wholesale Trade (2)
BaubleBar, Inc.	Secured Loan	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$4,599	$5,467	$5,160

Grandpad, Inc.	Equipment Financing	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$2,359	$2,416	$2,431
	Equipment Financing	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	2,996	3,055	3,072
Total Grandpad, Inc. (16)					5,355	5,471	5,503

Sub-total: Wholesale Trade (2.8%)*					$9,954	$10,938	$10,663

Total: Debt Securities (136.5%)* (15)					$511,661	$521,022	$518,433

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (7)
Warrant Investments

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$1,790
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	$160	$760
Total Bowery Farming, Inc.							570	2,550

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$128	$84

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.7%)*							$698	$2,634

Construction (2)
Project Frog, Inc. (19)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA	391,990	$0.19	$18	$1

Sub-Total: Construction (0.0%)*							$18	$1

Educational Services (2)
Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	3,232	$7.74	$21	$17

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$551

Sub-Total: Educational Services (0.1%)*							$141	$568

Finance and Insurance (2)
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$863

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$471
	Warrant	January 11, 2021	January 11, 2031	Common Stock (16)	135,835	0.01	312	384
Total Petal Card, Inc.							459	855

Realty Mogul	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$25

Sub-Total: Finance and Insurance (0.5%)*							$895	$1,743

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$248
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	258
Total Lark Technologies, Inc.							435	506

Sub-Total: Health Care and Social Assistance (0.1%)*							$435	$506

Information (2)
Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$24	$8

Figg, Inc. (9)	Warrant	January 16, 2020	March 31, 2028	Common Stock	935,198	$0.07	$—	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$142

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$13
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	—
Total Gtxcel, Inc.							166	13

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,718

Oto Analytics, Inc.	Warrant	January 16, 2020	August 31, 2028	Preferred Series B	1,018,718	$0.79	$295	$164

RapidMiner, Inc.	Warrant	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$55

Rigetti & Co, Inc.	Warrant	May 18, 2021	May 18, 2031	Common Stock	995,099	$0.21	$506	$560

Sub-Total: Information (0.7%)*							$2,607	$2,660

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (7)
Warrant Investments, Continued

Manufacturing (2)
Circle Media Labs, Inc.	Warrant	May 5, 2021	May 5, 2031	Common Stock	101,667	$0.31	$29	$31

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$440

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	26,852	$0.31	$5	$32
	Warrant	June 22, 2020	June 22, 2030	Common Stock	10,836	$0.31	4	80
Total Footprint International Holding, Inc.							9	112

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$177

Lensvector, Inc.	Warrant	January 16, 2020	December 30, 2021	Preferred Series C	85,065	$1.18	$32	$—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$480
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	279
Total Mainspring Energy, Inc.							509	759

Molekule, Inc.	Warrant	June 19, 2020	June 19, 2030	Preferred Series C-1	32,051	$3.12	$16	$10

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$204	$216

SBG Labs, Inc.	Warrant	January 16, 2020	June 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$—
	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	—
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	—
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	—
	Warrant	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	—
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	—
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	—
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	—
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	—
Total SBG Labs, Inc.							217	—

Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$967

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	107,190	$0.49	$201	$1,176

Vertical Communications, Inc. (9) (19)	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$7

Sub-Total: Manufacturing (1.0%)*							$2,492	$3,895

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (7)
Warrant Investments, Continued

Pharmaceutical (2)
Zosano Pharma Corporation	Warrant	January 16, 2020	September 25, 2025	Common Stock (8)	75,000	$3.59	$69	$36

Sub-Total: Pharmaceutical (0.0%)*							$69	$36

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Warrant	January 16, 2020	September 3, 2029	Common Stock	580,383	$2.88	$449	$1,281

Continuity, Inc.	Warrant	January 16, 2020	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$32

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$120
	Warrant	January 16, 2020	November 30, 2027	Preferred Series B	100,000	$1.09	9	27
Total Crowdtap, Inc.							51	147

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Warrant	January 16, 2020	July 28, 2027	Common Stock	497,183	$0.30	$186	$128
	Warrant	January 16, 2020	July 28, 2027	Preferred Series A	104,284	$7.49	15	36
	Warrant	January 16, 2020	July 28, 2027	Preferred Series AA-1	106,841	$7.49	15	1
Total E La Carte, Inc.							216	165

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$—
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	—
	Warrant	January 16, 2020	March 12, 2028	Preferred Series C	5,106,972	$0.44	—	—
	Warrant	January 16, 2020	October 15, 2028	Preferred Series C	3,850,294	$0.01	—	—
Total Edeniq, Inc. (9)(19)							—	—

Greenlight Biosciences Inc.	Warrant	March 29, 2021	March 29, 2031	Common Stock	219,839	$0.81	$138	$164

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$51

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$181
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	999
Total Hospitalists Now, Inc.							462	1,180

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Preferred Series AA-1	332,858	$1.47	$34	$2

Matterport, Inc.	Warrant	January 16, 2020	April 20, 2028	Common Stock	143,813	$1.43	$434	$6,667

PebblePost, Inc. (14)	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$1.76	$68	$142

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$48
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	32
Total Pendulum Therapeutics, Inc.							80	80

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$109
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$1.90	54	54
Total Reciprocity, Inc.							153	163

Resilinc, Inc.	Warrant	January 16, 2020	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$1

Sun Basket, Inc.	Warrant	January 16, 2020	October 5, 2027	Preferred Series C-2	249,306	$6.02	$111	$167
	Warrant	December 31, 2020	December 29, 2032	Common Stock	118,678	$0.89	545	499
							656	666

Utility Associates, Inc.	Warrant	January 16, 2020	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$1
	Warrant	January 16, 2020	May 1, 2026	Preferred Series A	60,000	$4.54	36	—
	Warrant	January 16, 2020	May 22, 2027	Preferred Series A	200,000	$4.54	120	—
Total Utility Associates, Inc.							211	1

Sub-Total: Professional, Scientific, and Technical Services (2.8%)*							$3,148	$10,742

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (7)
Warrant Investments, Continued

Real Estate (2)
Egomotion Corporation	Warrant	January 16, 2020	December 10, 2028	Preferred Series A (9)	60,786	$1.32	$—	$29
	Warrant	January 16, 2020	June 29, 2028	Preferred Series A	121,571	$1.32	219	57
Total Egomotion Corporation							219	86

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Preferred Series B	87,955	$8.53	$209	$183

Sub-Total: Real Estate (0.1%)*							$428	$269

Rental and Leasing Services (2)

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$249
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	259
Total Maxwell Financial Labs, Inc.							55	508

Sub-Total: Rental and Leasing Services (0.1%)*							$55	$508

Retail Trade (2)
Boosted eCommerce, Inc. (16)	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$202

Gobble, Inc.	Warrant	January 16, 2020	May 9, 2028	Common Stock	74,635	$1.20	$73	$674
	Warrant	January 16, 2020	December 27, 2029	Common Stock	10,000	$1.22	617	90
Total Gobble, Inc.							690	764

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$416
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	92
	Warrant	January 16, 2020	May 19, 2029	Common Stock	36,585	$1.23	56	78
Total Madison Reed, Inc.							312	586

Portofino Labs, Inc. (16)	Warrant	December 31, 2020	December 31, 2030	Common Stock	39,659	$1.53	$160	$321
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.90	99	131
Total Portofino Labs, Inc.							259	452

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$68

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$154

Sub-Total: Retail Trade (0.6%)*							$1,847	$2,226

Space Research and Technology (2)
Axiom Space, Inc. (16)	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$108
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	33
Total Axiom Space, Inc.							160	141

Sub-Total: Space Research and Technology (0.0%)*							$160	$141

Wholesale Trade (2)
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$210
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	24
Total BaubleBar, Inc.							710	234

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$585

Sub-Total: Wholesale Trade (0.2%)*							$825	$819

Total: Warrant Investments (7.0%)* (15)							$13,818	$26,748

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (3)	Investment Date (4)	Shares / Principal	Series	Cost	Fair Value (7)
Equity Investments
Construction (2)
Project Frog, Inc.	Equity	January 16, 2020	8,118,527	Preferred Series AA-1 (18)	$702	$82
	Equity	January 16, 2020	6,300,134	Preferred Series BB (18)	2,667	891
Total Project Frog, Inc. (19)					3,369	973

Sub-Total: Construction (0.3%)*					$3,369	$973

Health Care and Social Assistance (2)
WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$500
	Equity	January 16, 2020	3,450	Preferred Series P (18)	3,450	—
	Equity	January 16, 2020	$2,470	Convertible Notes (12)	2,519	1,637
Total WorkWell Prevention & Care Inc. (19)					6,020	2,137

Sub-Total: Health Care and Social Assistance (0.6%)*					$6,020	$2,137

Manufacturing (2)
Atieva, Inc. (10)	Equity	February 24, 2021	585,022	Preferred Series D (8)(18)	$7,600	$32,419
	Equity	April 2, 2021	121,473	Preferred Series E (8)(18)	960	6,731
Total Atieva, Inc.					8,560	39,150

indie Semiconductor, Inc.	Equity	June 2, 2021	6,250	Preferred Series G (18)	$31	$1,534

Store Intelligence, Inc. (19)	Equity	May 2, 2020	1,430,000	Preferred Series A (18)	$608	$—

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1 (9)(18)	$—	$—
	Equity	January 16, 2020	$5,500	Convertible Notes (12)	3,966	2,405
Total Vertical Communications, Inc. (19)					3,966	2,405

Sub-Total: Manufacturing (11.3%)*					$13,165	$43,089

Professional, Scientific, and Technical Services (2)
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A (18)	$390	$—

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B (9)(18)	$—	$—
	Equity	January 16, 2020	2,441,082	Preferred Series C (9)(18)	—	—
	Equity	January 16, 2020	$1,303	Convertible Notes (9)(12)	—	—
Total Edeniq, Inc. (19)					—	—

Emergy, Inc.	Equity	June 28, 2021	75,958	Preferred Series B (18)	$500	$500

Sub-Total: Professional, Scientific, and Technical Services (0.1%)*					$890	$500

Rental and Leasing Services (2)
Maxwell Financial Labs, Inc (16)	Equity	January 22, 2021	135,641	Preferred Series B (18)	$500	$503

Sub-Total: Rental and Leasing Services (0.1%)*					$500	$503

Retail Trade (2)
Birchbox, Inc.	Equity	April 20, 2020	3,140,927	Preferred Series D (18)	$10,271	$1
	Equity	March 26, 2021	2,002,416	Preferred Series E (18)	5,500	5,312
Total Birchbox, Inc. (19)					15,771	5,313

Sub-Total: Retail Trade (1.4%)*					$15,771	$5,313

Total: Equity Investments (13.8%)* (15)					$39,715	$52,515

Total Investment in Securities (157.4%)*					$574,555	$597,696

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$34,072	$34,072
Other cash accounts					393	393
Cash, Cash Equivalents, and Restricted Cash (9.1%)*					34,465	34,465

Total Portfolio Investments and Cash and Cash Equivalents (166.5% of net assets)					$609,020	$632,161

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

(1)	All portfolio companies are located in North America. As of June 30, 2021, the Company had two foreign domiciled portfolio companies - one in Canada (6.5% of NAV) and one in Cayman Islands (10.3% of NAV). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(3)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(4)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions, investment date is January 16, 2020, the date of the Formation Transactions.
(5)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or any additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities
(6)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(7)	Except as noted, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(8)	Asset is valued using Level 2 inputs.
(9)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transactions.
(10)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended. The Company’s percentage of non-qualifying assets at fair value represents 9.9% of the Company’s total assets as of June 30, 2021. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Invenia, Inc. is a Canadian corporation, and Atieva, Inc. is a Cayman Island corporation.
(11)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.25% as of June 30, 2021.

(12)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(13)	Debt is on non-accrual status as of June 30, 2021, and is therefore considered non-income producing.
(14)	Investment has an unfunded commitment as of June 30, 2021 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(15)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.
(16)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(17)	Investment is considered non-income producing.
(18)	Preferred stock represent investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(19)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of June 30, 2021, along with transactions during the six months ended June 30, 2021 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2020	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	June 30, 2021	Income
For the Six Months Ended June 30, 2021
Control Investments
Birchbox, Inc.	$19,369	$5,564	$—	$—	$(10,624)	$14,309	$514
Edeniq, Inc.	1,507	178	(1,698)	—	356	343	557
Project Frog, Inc.	4,516	26	—	—	194	4,736	273
Vertical Communications, Inc.	16,953	447	(242)	—	(1,035)	16,123	1,049
WorkWell Prevention and Care Inc.	6,385	1,017	—	—	(975)	6,427	179
Total Control Investments	$48,730	$7,232	$(1,940)	$—	$(12,084)	$41,938	$2,572

Affiliate Investments
Ology Bioservices, Inc.	$15,072	$—	$(9,304)	$1,491	$(7,259)	$—	$—
Store Intelligence, Inc.	12,578	162	—	—	(945)	11,795	882
Total Affiliate Investments	$27,650	$162	$(9,304)	$1,491	$(8,204)	$11,795	$882

Total Control and Affiliate Investments	$76,380	$7,394	$(11,244)	$1,491	$(20,288)	$53,733	$3,454

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation (2)
SeaOn Environmental, LLC	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$2,134	$2,370	$2,328

Sub-total: Administrative and Support and Waste Management and Remediation (1.0%)*					$2,134	$2,370	$2,328

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.5%; EOT 8.5%	$2,481	$2,742	$2,574
	Equipment Financing	January 16, 2020	February 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,453	2,650	2,684
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	3,054	3,259	3,303
	Equipment Financing	December 22, 2020	January 1, 2024	Fixed interest rate 7.5%; EOT 8.5%	10,000	9,912	9,912
Total Bowery Farming, Inc.					17,988	18,563	18,473

Robotany, Inc.	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,667	$1,720	$1,709

Sub-total: Agriculture, Forestry, Fishing and Hunting (8.5%)*					$19,655	$20,283	$20,182

Construction (2)
Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$460	$467	$471
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	545	551	551
	Equipment Financing (12)	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	558	563	563
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	791	791	791
Total Dandelion Energy, Inc.					2,354	2,372	2,376

Project Frog, Inc. (19)	Secured Loan	April 30, 2020	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,045	$4,029

Sub-total: Construction (2.7%)*					$6,482	$6,417	$6,405

Educational Services (2)
Examity, Inc.	Secured Loan	January 16, 2020	February 1, 2022	Fixed interest rate 11.5%; EOT 8.0%	$3,280	$4,028	$3,994
	Secured Loan	January 16, 2020	February 1, 2022	Fixed interest rate 11.5%; EOT 4.0%	3,516	1,775	1,775
	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 12.25%; EOT 4.0%	1,658	1,005	1,004
Total Examity, Inc.					8,454	6,808	6,773

Qubed, Inc. dba Yellowbrick	Secured Loan	January 16, 2020	October 1, 2023	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 5.0% (9)	$1,906	$1,950	$1,957
	Secured Loan	January 16, 2020	October 1, 2023	Fixed interest rate 11.5%; EOT 4.0%	476	481	493
Total Qubed, Inc. dba Yellowbrick					2,382	2,431	2,450

Sub-total: Educational Services (3.9%)*					$10,836	$9,239	$9,223

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Debt Securities, Continued

Finance and Insurance (2)
DailyPay, Inc.	Secured Loan	September 30, 2020	November 1, 2024	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (9)	$20,000	$19,800	$20,062
	Secured Loan	December 30, 2020	January 1, 2025	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (9)	5,000	4,939	4,939
Total DailyPay, Inc.					25,000	24,739	25,001

Petal Card, Inc.	Secured Loan	January 16, 2020	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$9,998	$10,116

Sub-total: Finance and Insurance (14.7%)*					$35,000	$34,737	$35,117

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 4.0% (9)	$5,000	$4,809	$4,874

WorkWell Prevention & Care Inc.	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,608	$3,493
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	700	734	693
Total WorkWell Prevention & Care Inc. (19)					4,070	4,342	4,186

Sub-total: Health Care and Social Assistance (3.8%)*					$9,070	$9,151	$9,060

Information (2)
Firefly Systems, Inc.	Equipment Financing	January 29, 2020	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$3,946	$4,080	$4,052
	Equipment Financing	August 28, 2020	September 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	3,208	3,308	3,307
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	386	396	396
Total Firefly Systems, Inc.					7,540	7,784	7,755

Gobiquity, Inc.	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$296	$394	$395

Hytrust, Inc.	Secured Loan	January 16, 2020	February 1, 2021	Fixed interest rate 11.1%; EOT 10.5%	$194	$717	$621

Oto Analytics, Inc.	Secured Loan	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	$7,294	$7,755	$7,735

RapidMiner, Inc.	Secured Loan	January 16, 2020	April 1, 2024	Fixed interest rate 12.0%; EOT 7.5%	$10,000	$10,099	$10,113

Smule, Inc.	Secured Loan	July 1, 2020	January 1, 2022	Fixed interest rate 0.0% (15)	$145	$145	$145

STS Media, Inc. (11)	Secured Loan	January 16, 2020	May 1, 2022	Fixed interest rate 11.9%; EOT 4.0%	$7,811	$737	$100

Unitas Global, Inc.	Equipment Financing	January 16, 2020	July 1, 2021	Fixed interest rate 9.0%; EOT 12.0%	$580	$938	$921
	Equipment Financing	January 16, 2020	April 1, 2021	Fixed interest rate 7.8%; EOT 6.0%	53	76	74
Total Unitas Global, Inc.					633	1,014	995

Sub-total: Information (11.7%)*					$33,913	$28,645	$27,859

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing (2)
AyDeeKay LLC	Secured Loan	January 16, 2020	August 1, 2024	Variable interest rate PRIME + 7.5% or Floor rate 10.8%; EOT 3.0% (9)	$12,000	$11,893	$11,779

BHCosmetics, LLC	Equipment Financing	January 16, 2020	March 1, 2021	Fixed interest rate 8.9%; EOT 5.0%	$106	$165	$165
	Equipment Financing	January 16, 2020	April 1, 2021	Fixed interest rate 8.7%; EOT 5.0%	159	217	218
Total BHCosmetics, LLC					265	382	383

Footprint International Holding, Inc.	Equipment Financing	February 14, 2020	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$14,771	$15,244	$15,352
	Secured Loan	June 22, 2020	July 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	7,000	7,095	7,177
Total Footprint International Holding, Inc.					21,771	22,339	22,529

Happiest Baby, Inc.	Equipment Financing	January 16, 2020	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$924	$1,031	$998
	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	748	822	830
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	719	775	786
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	901	953	955
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 7.8%; EOT 9.5%	1,248	1,270	1,278
Total Happiest Baby, Inc.					4,540	4,851	4,847

Health-Ade, LLC	Equipment Financing	January 16, 2020	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$1,361	$1,887	$1,877
	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	784	1,031	1,030
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	1,956	2,436	2,441
Total Health-Ade, LLC					4,101	5,354	5,348

Mainspring Energy, Inc.	Secured Loan	January 16, 2020	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$8,592	$8,759	$8,801
	Secured Loan	November 20, 2020	December 1, 2024	Fixed interest rate 11.0%; EOT 3.8%	5,500	5,267	5,267
Total Mainspring Energy, Inc.					14,092	14,026	14,068

Miyoko's Kitchen	Equipment Financing	February 19, 2020	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$580	$617	$618
	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	867	889	896
Total Miyoko's Kitchen					1,447	1,506	1,514

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$2,526	$2,571	$2,588
	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	542	550	554
	Equipment Financing	December 18, 2020	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	879	879	881
Total Molekule, Inc.					3,947	4,000	4,023

Second Nature Brands, Inc.	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.7%; EOT 11.50%	$2,196	$2,157	$2,144

Store Intelligence, Inc. (19)	Secured Loan	May 2, 2020	June 1, 2024	Fixed interest rate 12.0%; EOT 7.8%	$12,001	$12,232	$11,884

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$612	$604	$604

Vertical Communications, Inc.	Secured Loan	May 1, 2020	November 1, 2024	Fixed interest rate 9.5%; EOT 26.4%	$12,000	$12,937	$12,787
	Secured Loan	June 18, 2020	July 1, 2022	Fixed interest rate 9.5%	807	807	816
Total Vertical Communications, Inc. (19)					12,807	13,744	13,603

Sub-total: Manufacturing (38.9%)*					$89,779	$93,088	$92,726

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Pharmaceutical (2)
Zosano Pharma Corporation	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$2,256	$2,756	$2,530
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	1,501	1,757	1,642
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,608	1,769	1,710
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,787	1,919	1,884
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	1,316	1,420	1,384
Total Zosano Pharma Corporation					8,468	9,621	9,150

Sub-total: Pharmaceutical (3.8%)*					$8,468	$9,621	$9,150

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Secured Loan	January 16, 2020	April 1, 2023	Fixed interest rate 12.0%; EOT 6.5%	$9,422	$9,602	$9,629

BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$907	$1,042	$1,046
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	117	131	132
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	905	1,001	1,006
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	180	196	197
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	185	201	201
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	186	200	201
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	621	670	670
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	822	881	881
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	717	764	763
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	732	775	775
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	636	673	672
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	192	201	206
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	1,246	1,303	1,311
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.5%; EOT 11.5%	1,336	1,374	1,378
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	239	243	237
Total BackBlaze, Inc.					9,021	9,655	9,676

Cuebiq, Inc.	Secured Loan	March 4, 2020	April 1, 2024	Variable interest rate PRIME + 7.3% or Floor rate 12.0%; EOT 4.5% (9)	$5,000	$5,030	$4,963

Edeniq, Inc.	Secured Loan	January 16, 2020	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	$3,039	$1,102	$859
	Secured Loan	January 16, 2020	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	2,282	762	648
Total Edeniq, Inc. (11) (19)					5,321	1,864	1,507

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Professional, Scientific, and Technical Services, Continued
Incontext Solutions, Inc.	Secured Loan	January 16, 2020	October 1, 2023	Fixed interest rate 11.75%; EOT 11.4%	$7,149	$7,401	$6,998

Matterport, Inc.	Secured Loan	January 16, 2020	May 1, 2022	Fixed interest rate 11.5%; EOT 5.0%	$4,870	$5,560	$5,599

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$347	$338	$338
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	2,084	2,147	2,164
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	616	620	626
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	894	895	881
Total Pendulum Therapeutics, Inc.					3,941	4,000	4,009

Reciprocity, Inc.	Secured Loan	September 25, 2020	October 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.3%; EOT 2.0% (9)	$10,000	$9,862	$9,805

Sun Basket, Inc.	Secured Loan	December 31, 2020	December 1, 2024	Variable interest rate PRIME + 8.5% or Floor rate 11.8%; EOT 5.0% (9)	18,375	17,831	17,831

Utility Associates, Inc. (11)	Secured Loan	January 16, 2020	October 1, 2023	Fixed interest rate 11.0%	$750	$830	$604

Sub-total: Professional, Scientific, and Technical Services (29.6%)*					$73,849	$71,635	$70,621

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Real Estate (2)
Knockaway, Inc.	Secured Loan	January 16, 2020	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,103	$10,112
	Secured Loan	January 16, 2020	February 1 , 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,519	2,549
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,516	2,548
Total Knockaway, Inc.					15,000	15,138	15,209

Wanderjaunt, Inc.	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$387	$388	$380
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	1,230	1,313	1,296
Total Wanderjaunt, Inc.					1,617	1,701	1,676

Sub-total: Real Estate (9.6%)*					$16,617	$16,839	$16,885

Rental and Leasing Services(2)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 10.7%; EOT 5.0%	$7,538	$7,685	$7,730
	Equipment Financing	July 2, 2020	August 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	864	879	884
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,908	1,935	1,944
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	3,422	3,458	3,470
	Equipment Financing	September 29, 2020	October 1, 2024	Fixed interest rate 8.3%; EOT 10.0%	429	435	435
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	811	818	818
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	2,560	2,581	2,581
	Equipment Financing	November 4, 2020	December 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	2,491	2,506	2,506
	Equipment Financing	December 4, 2020	January 1, 2024	Fixed interest rate 10.1%; EOT 5.0%	1,995	2,002	2,002
	Equipment Financing	December 21, 2020	January 1, 2024	Fixed interest rate 10.5%; EOT 5.0%	797	799	799
Total EquipmentShare, Inc.					22,815	23,098	23,169

Maxwell Financial Labs, Inc.	Secured Loan	October 7, 2020	November 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (9)	$3,000	$2,964	$2,964
	Secured Loan	December 22, 2020	January 1, 2025	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (9)	3,000	2,938	2,938
Total Maxwell Financial Labs, Inc.					6,000	5,902	5,902

Sub-total: Rental and Leasing Services (12.2%)*					$28,815	$29,000	$29,071

Retail Trade (2)
Birchbox, Inc. (19)	Secured Loan	January 16, 2020	July 1, 2024	Fixed interest rate 9.0%; EOT 7.5%	$10,000	$10,433	$9,924

Boosted eCommerce, Inc. (14)	Secured Loan	December 18, 2020	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (9)	$5,000	$4,933	$4,933

Gobble, Inc.	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$3,443	$3,544	$3,556
	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,730	1,781	1,795
Total Gobble Inc.					5,173	5,325	5,351

Madison Reed, Inc.	Secured Loan	April 23, 2020	May 1, 2024	Variable interest rate PRIME + 6.0% or Floor rate 10.3%; EOT 4.0% (9)	$17,500	$17,471	$17,835

Portofino Labs, Inc. (14)	Secured Loan	December 31, 2020	July 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (9)	$2,000	$1,984	$1,984

Super73, Inc. (14)	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate PRIME + 7.3% or Floor rate 11.8%; EOT 4.0% (9)	$5,500	$5,416	$5,416

UnTuckIt, Inc.	Secured Loan	January 16, 2020	June 1, 2024	Fixed interest rate 12.0%; EOT 5.0%	$20,000	$21,098	$19,230

Sub-total: Retail Trade (27.1%)*					$65,173	$66,660	$64,673

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Utilities (2)
Invenia, Inc.	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$6,570	$7,042	$6,991
	Secured Loan	January 16, 2020	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	3,326	3,537	3,550
	Secured Loan	January 16, 2020	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,000	3,058	3,165
	Secured Loan	January 17, 2020	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,000	4,103	4,200
	Secured Loan	June 8, 2020	July 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	4,000	4,043	4,160
	Secured Loan	October 29, 2020	November 1, 2024	Fixed interest rate 11.5%: EOT 5.0%	5,000	5,017	5,017
Total Invenia, Inc. (8)					25,896	26,800	27,083

Sub-total: Utilities (11.4%)*					$25,896	$26,800	$27,083

Wholesale Trade (2)
BaubleBar, Inc.	Secured Loan	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$5,752	$6,576	$6,148

Grandpad, Inc.	Equipment Financing	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$2,899	$2,907	$2,907
	Equipment Financing	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	3,672	3,667	3,667
Total Grandpad, Inc. (14)					6,571	6,574	6,574

GrubMarket, Inc.	Secured Loan	June 15, 2020	July 1, 2024	Fixed interest rate 10.5%; EOT 3.0%	$10,000	$9,875	$10,114

Sub-total: Wholesale Trade (9.6%)*					$22,323	$23,025	$22,836

Total: Debt Securities (186.0%)* (13)					$448,010	$447,510	$443,219

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$403
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	$160	$160
Total Bowery Farming, Inc.							570	563

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$128	$92

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*							$698	$655

Construction (2)
Project Frog, Inc. (19)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA	391,990	$0.19	$18	$2

Sub-Total: Construction (0.0%)*							$18	$2

Educational Services (2)
Qubed, Inc. dba Yellowbrick	Warrant	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$593

Sub-Total: Educational Services (0.2%)*							$120	$593

Finance and Insurance (2)
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$206

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$350

Realty Mogul, Co	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$25

Sub-Total: Finance and Insurance (0.2%)*							$583	$581

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$163

Sub-Total: Health Care and Social Assistance (0.1%)*							$177	$163

Information (2)
Convercent, Inc.	Warrant	January 16, 2020	November 30, 2025	Preferred Series 1	3,139,579	$0.16	$924	$610

Figg, Inc. (7)	Warrant	January 16, 2020	March 31, 2028	Common Stock	935,198	$0.07	$—	$—

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$24	$6

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$132

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$4
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	12
Total Gtxcel, Inc.							166	16

Hytrust, Inc.	Warrant	January 16, 2020	June 23, 2026	Preferred Series D2	424,808	$0.82	$172	$—

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,509

Oto Analytics, Inc.	Warrant	January 16, 2020	August 31, 2028	Preferred Series B	1,018,718	$0.79	$295	$221

RapidMiner, Inc.	Warrant	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$357

STS Media, Inc.(7)	Warrant	January 16, 2020	March 15, 2028	Preferred Series C	20,210	$24.74	$—	$—

Sub-Total: Information (1.2%)*							$3,197	$2,851

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Manufacturing (2)
Atieva, Inc. (13)	Warrant	January 16, 2020	March 31, 2027	Preferred Series D	390,016	$5.13	$3,067	$1,053
	Warrant	January 16, 2020	September 8, 2027	Preferred Series D	195,008	$5.13	1,533	526
Total Atieva, Inc.							4,600	1,579

AyDeeKay LLC	Warrant	January 16, 2020	March 30, 2028	Preferred Series G	6,250	$35.42	$31	$32

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	26,852	$0.31	$5	$81
	Warrant	June 22, 2020	June 22, 2030	Common Stock	10,836	$0.31	4	33
Total Footprint International Holding, Inc.							9	114

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$126

Hexatech, Inc. (7)	Warrant	January 16, 2020	April 2, 2022	Preferred Series A	226	$2.77	$—	$—

Lensvector, Inc.	Warrant	January 16, 2020	December 30, 2021	Preferred Series C	85,065	$1.18	$32	$—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$394
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	229
Total Mainspring Energy, Inc.							509	623

Molekule, Inc.	Warrant	June 19, 2020	June 19, 2030	Preferred Series C-1	32,051	3.12	$16	$23

SBG Labs, Inc.	Warrant	January 16, 2020	June 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$10
	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	6
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	5
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	3
	Warrant	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	3
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	3
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	2
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	80
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	48
Total SBG Labs, Inc.							217	160

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	107,190	$0.49	$201	$282

Vertical Communications, Inc. (7) (19)	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

Sub-Total: Manufacturing (1.2%)*							$5,808	$2,939

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Pharmaceutical (2)
Ology Bioservices, Inc. (19)	Warrant	January 16, 2020	November 14, 2021	Common Stock	67,961	$1.03	$1,122	$2,216

Zosano Pharma Corporation	Warrant	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$18

Sub-Total: Pharmaceutical (0.9%)*							$1,191	$2,234

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Warrant	January 16, 2020	September 3, 2029	Preferred Series B	580,383	$2.88	$449	$379

Continuity, Inc.	Warrant	January 16, 2020	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$45

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$140
	Warrant	January 16, 2020	November 30, 2027	Preferred Series B	100,000	$1.09	9	32
Total Crowdtap, Inc.							51	172

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Warrant	January 16, 2020	July 28, 2027	Common Stock	497,183	$0.30	$186	$123
	Warrant	January 16, 2020	July 28, 2027	Preferred Series A	104,284	$7.49	15	34
	Warrant	January 16, 2020	July 28, 2027	Preferred Series AA-1	106,841	$7.49	15	1
Total E La Carte, Inc.							216	158

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$—
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	—
	Warrant	January 16, 2020	March 12, 2028	Preferred Series C	5,106,972	$0.44	—	—
	Warrant	January 16, 2020	October 15, 2028	Preferred Series C	3,850,294	$0.01	—	—
Total Edeniq, Inc. (7)(19)							—	—

Fingerprint Digital, Inc.	Warrant	January 16, 2020	April 29, 2026	Preferred Series B	48,102	$10.39	$165	$84

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$33

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D2	135,807	$5.89	$71	$272
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D2	750,000	$5.89	391	1,505
Total Hospitalists Now, Inc.							462	1,777

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Preferred Series AA-1	332,858	$1.47	$34	$47

Matterport, Inc.	Warrant	January 16, 2020	April 20, 2028	Common Stock	143,813	$1.43	$434	$603

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$65
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	43
Total Pendulum Therapeutics, Inc.							80	108

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$145

Resilinc, Inc.	Warrant	January 16, 2020	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$100

Saylent Technologies, Inc.	Warrant	January 16, 2020	March 31, 2027	Preferred Series C	24,096	$9.96	$108	$94

Sun Basket, Inc.	Warrant	January 16, 2020	October 5, 2027	Preferred Series C-2	249,306	$6.02	$111	$343
	Warrant	December 31, 2020	December 31, 2030	Common Stock	118,678	$0.89	545	546
							656	889

Utility Associates, Inc.	Warrant	January 16, 2020	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$4
	Warrant	January 16, 2020	May 1, 2026	Preferred Series A	60,000	$4.54	36	3
	Warrant	January 16, 2020	May 22, 2027	Preferred Series A	200,000	$4.54	120	8
Total Utility Associates, Inc.							211	15

Sub-Total: Professional, Scientific, and Technical Services (2.0%)*							$3,161	$4,649

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Real Estate (2)
Egomotion Corporation	Warrant	January 16, 2020	December 10, 2028	Preferred Series A (7)	60,786	$1.32	$—	$53
	Warrant	January 16, 2020	June 29, 2028	Preferred Series A	121,571	$1.32	219	106
Total Egomotion Corporation							219	159

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Preferred Series B	87,955	$8.53	$209	$272

Sub-Total: Real Estate (0.2%)*							$428	$431

Rental and Leasing Services ~~(2)~~

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$33
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	34
Total Maxwell Financial Labs, Inc.							55	67

Sub-Total: Rental and Leasing Services (0.0%)*							$55	$67

Retail Trade ~~(2)~~
Boosted eCommerce, Inc. (14)	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$259

Gobble, Inc.	Warrant	January 16, 2020	May 9, 2028	Common Stock	74,635	$1.20	$73	$63
	Warrant	January 16, 2020	December 27, 2029	Common Stock	10,000	$1.22	617	467
Total Gobble, Inc.							690	530

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$241
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	78
	Warrant	January 16, 2020	May 19, 2029	Common Stock	36,585	$1.23	56	62
Total Madison Reed, Inc.							312	381

Portofino Labs, Inc. (14)	Warrant	December 31, 2020	December 31, 2030	Common Stock	39,659	$1.53	$15	$15

Super73, Inc. (14)	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$105

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$256

Sub-Total: Retail Trade (0.6%)*							$1,603	$1,546

Wholesale Trade (2)
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$207
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	23
Total BaubleBar, Inc.							710	230

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$116	$837

Sub-Total: Wholesale Trade (0.4%)*							$826	$1,067

Total: Warrant Investments (7.4%)* (13)							$17,865	$17,778

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments
Construction (2)
Project Frog, Inc.	Equity	January 16, 2020	8,118,527	Preferred Series AA-1 (18)	$702	$36
	Equity	January 16, 2020	6,300,134	Preferred Series BB (18)	2,667	449
Total Project Frog, Inc. (19)					3,369	485

Sub-Total: Construction (0.2%)*					$3,369	$485

Health Care and Social Assistance (2)
WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020	3,450	Preferred Series P (18)	3,450	657
	Equity	January 16, 2020	$1,470	Convertible Notes (10)	1,519	1,542
Total WorkWell Prevention & Care Inc. (19)					5,020	2,199

Sub-Total: Health Care and Social Assistance (0.9%)*					$5,020	$2,199

Manufacturing (2)
Store Intelligence, Inc. (19)	Equity	May 2, 2020	1,430,000	Preferred Series A (18)	$608	$694

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1 (7)(18)	$—	$—
	Equity	January 16, 2020	$5,500,000	Convertible Notes (10)	3,966	3,350
Total Vertical Communications, Inc. (19)					3,966	3,350

Sub-Total: Manufacturing (1.7%)*					$4,574	$4,044

Pharmaceutical (2)
Ology Bioservices, Inc. (19)	Equity	January 16, 2020	382,277	Common Stock (16)	$6,691	$12,856

Sub-Total: Pharmaceutical (5.4%)*					$6,691	$12,856

Professional, Scientific, and Technical Services (2)
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A (18)	$390	$—
	Equity	January 16, 2020	15,000	Common Stock (7)	—	—
Total Dynamics, Inc.					390	—

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B (7)(18)	$—	$—
	Equity	January 16, 2020	2,441,082	Preferred Series C (7)(18)	—	—
	Equity	January 16, 2020	$1,303,373	Convertible Notes (7)(10)	—	—
Total Edeniq, Inc. (19)					—	—

Instart Logic, Inc.	Equity	January 16, 2020	$2,600,000	Convertible Notes (10)	$2,646	$3,625

Sub-Total: Professional, Scientific, and Technical Services (1.5%)*					$3,036	$3,625

Retail Trade (2)
Birchbox, Inc. (19)	Equity	April 20, 2020	3,140,927	Preferred Series D (18)	$10,271	$9,445

Sub-Total: Retail Trade (4.0%)*					$10,271	$9,445

Total: Equity Investments (13.7%)* (13)					$32,961	$32,654

Total Investment in Securities (207.2%)*					$498,336	$493,651

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$60,284	$60,284
Other cash accounts					817	817
Cash, Cash Equivalents, and Restricted Cash (25.6%)*					61,101	61,101

Total Portfolio Investments and Cash and Cash Equivalents (232.9% of net assets)					$559,437	$554,752

TRINITY CAPITAL INC.
Consolidated Schedule of Investments
December 31, 2020
(In thousands, except share and per share data)

(1)	All portfolio companies are located in North America. As of December 31, 2020, the Company had two foreign domiciled portfolio companies - one in Canada (11.3% of NAV) and one in Cayman Islands (0.7% of NAV). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(3)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
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
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transaction.
(8)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended. The Company’s percentage of non-qualifying assets represents 5.1% of the Company’s total assets as of December 31, 2020. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Invenia, Inc. is a Canadian corporation, and Atieva, Inc. is a Cayman Island corporation.
(9)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.25% as of December 30, 2020.
(10)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(11)	Debt is on non-accrual status as of December 30, 2020 and is therefore considered non-income producing.

(12)	Investment has an unfunded commitment as of December 31, 2020 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Certain third parties have rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020.
(17)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions, investment date is January 16, 2020, the date of the Formation Transactions.
(18)	Preferred stock represent investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.

(19)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of December 31, 2020 along with transactions during the year ended December 31, 2020 in these control or affiliated investments are as follows:

						Net change in
						Unrealized
	Fair Value at	Gross	Gross		Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2019	Additions (1)	Reductions (2)		Gain/(Loss)	Appreciation	December 31, 2020	Income
For the Year Ended December 31, 2020
Control Investments
Birchbox, Inc.	$—	$20,704	$		$—	$(1,335)	$19,369	$1,289
Edeniq, Inc.	—	3,278		(1,414)	—	(357)	1,507	—
Project Frog, Inc.	—	7,432			—	(2,916)	4,516	552
Vertical Communications, Inc.	—	17,904		(194)	—	(757)	16,953	1,425
WorkWell Prevention and Care Inc.	—	9,362			—	(2,977)	6,385	395
Total Control Investments	$—	$58,680		$(1,608)	$—	$(8,342)	$48,730	$3,661

Affiliate Investments
Ology Bioservices, Inc.	$—	$7,813	$		$—	$7,259	$15,072	$—
Store Intelligence, Inc.	—	12,840			—	(262)	12,578	1,191
Total Affiliate Investments	$—	$20,653		$—	$—	$6,997	$27,650	$1,191

Total Control and Affiliate Investments	$—	$79,333		$(1,608)	$—	$(1,345)	$76,380	$4,852

(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

On September 27, 2019, Trinity Capital was initially capitalized with the issuance of 10 shares of its common stock for $150 to its sole stockholder. On January 16, 2020, Trinity Capital completed a series of transactions, including a private equity offering, a private debt offering, and the acquisition of Trinity Capital Investment, LLC (“TCI”), Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P. (“Fund III”), Trinity Capital Fund IV, L.P. (“Fund IV”), and Trinity Sidecar Income Fund, L.P. (“Sidecar Fund”) (collectively the “Legacy Funds”) through mergers of the Legacy Funds with and into Trinity Capital as well as Trinity Capital’s acquisition of Trinity Capital Holdings, LLC (“Trinity Capital Holdings”) (collectively, the “Formation Transactions”).

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

As consideration for the partnership and membership interests in the Legacy Funds, the Company issued 9,183,185 shares of its common stock at $15.00 per share for a total value of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners/managers of the Legacy Funds (the “Legacy Investors”). The acquisition consideration of the Formation Transactions was based on valuations as of September 30, 2019, as adjusted for assets that were disposed of by the Legacy Funds, as well as earnings, capital contributions and distributions paid to the general partners, managers or managing members, and material events affecting the portfolio companies of the Legacy Funds subsequent to September 30, 2019 and through the closing date of the Formation Transactions.

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

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, Trinity Capital must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of Trinity Capital’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of June 30, 2021 and December 31, 2020, Trinity Capital had no single investment that met either of these two tests.

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

Given the nature of lending to venture capital-backed growth stage companies, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanges. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the Net Asset Value (“NAV”) per share of the money market fund. As of June 30, 2021 and December 31, 2020, cash, cash equivalents and restricted cash consisted of $34.5 million and $61.1 million, respectively, of which $34.1 million and $60.3 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2021 and December 31, 2020, restricted cash consisted of approximately $15.3 million and $15.7 million, respectively, related to the Credit Facility covenants (See “Note 5 – Borrowings”), and an additional amount of approximately $0.7 million as of December 31, 2020 was held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds.

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

Security Deposits

Security deposits are collected upon funding equipment financings and are applied in lieu of regular payments at the end of the term.

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of June 30, 2021 and December 31, 2020, the EOT payment receivable of approximately $37.0 million and $37.9 million, respectively, is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

The Company had a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. No PIK interest income was recorded during the three and six months ended June 30, 2021. The Company recorded approximately $0.4 million and $0.5 million in PIK interest income during the three and six months ended June 30, 2020, respectively.

Income related to application or origination payments, including facility commitment fees, net of related expenses and generally collected in advance, are amortized into interest income over the contractual life of the loan. The Company recognizes nonrecurring fees and additional OID and EOT received in consideration for contract modifications commencing in the quarter relating to the specific modification.

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

As of June 30, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $1.2 million, and a total fair market value of approximately $0.9 million, or 0.2%, of the fair value of the Company’s investment portfolio. As of December 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $3.4 million, and a total fair value of approximately $2.2 million, or 0.5%, of the total fair value of the Company’s investment portfolio.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of June 30, 2021 and December 31, 2020. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Included in interest income for the three and six months ended June 30, 2020 is the acceleration of OID and EOT of approximately $1.0 million and $1.4 million, respectively, which was reclassified from net realized gain/(loss) on investments. Included in fee income for the three and six months ended June 30, 2020 is non-recurring fees of approximately $0.4 million and $1.8 million, respectively, of which $0.1 million and $1.0 million, respectively, were reclassified from net realized gain/(loss) on investment and $0.3 million and $0.8 million, respectively, were reclassified from interest income. These reclassifications had no effect on the previously reported net increase (decrease) in net assets.

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

Portfolio Industry Classification

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021					December 31, 2020
	Cost			Fair Value		Cost			Fair Value
Industry	Amount	%		Amount	%	Amount	%		Amount	%
Manufacturing	$136,246	23.7%		167,170	28.0%	$103,471	20.8%		$99,709	20.2%
Professional, Scientific, and Technical Services	83,523	14.5%		89,394	15.0%	77,831	15.6%		78,893	16.0%
Retail Trade	90,430	15.7%		78,374	13.1%	78,534	15.7%		75,664	15.4%
Finance and Insurance	41,007	7.1%		42,316	7.1%	35,320	7.0%		35,699	7.2%
Information	34,102	5.9%		34,208	5.7%	31,843	6.4%		30,709	6.2%
Rental and Leasing Services	30,936	5.4%		31,578	5.3%	29,055	5.8%		29,138	5.9%
Space Research and Technology	29,830	5.2%		29,811	5.0%	—	0.0%		—	0.0%
Utilities	24,128	4.2%		24,378	4.1%	26,800	5.4%		27,083	5.5%
Agriculture, Forestry, Fishing and Hunting	18,032	3.1%		20,855	3.5%	20,981	4.2%		20,837	4.2%
Real Estate	20,249	3.5%		20,152	3.4%	17,267	3.5%		17,316	3.5%
Health Care and Social Assistance	20,427	3.6%		16,606	2.8%	14,348	2.9%		11,422	2.3%
Educational Services	13,614	2.4%		14,147	2.4%	9,359	1.9%		9,816	2.0%
Wholesale Trade	11,763	2.0%		11,482	1.9%	23,850	4.8%		23,903	4.8%
Construction	10,711	1.9%		8,000	1.3%	9,804	2.0%		6,894	1.4%
Pharmaceutical	7,606	1.3%		7,278	1.2%	17,503	3.5%		24,240	4.9%
Administrative and Support and Waste Management and Remediation Services	1,951	0.5%		1,947	0.2%	2,370	0.5%		2,328	0.5%
Total	$574,555	100.0%		$597,696	100.0%	$498,336	100.0%		$493,651	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021				December 31, 2020
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$279,721	48.7%	$315,133	52.7%	$247,204	49.6%	$241,096	48.8%
Northeast	153,156	26.7%	143,474	24.0%	131,692	26.4%	127,801	25.9%
Midwest	47,815	8.3%	43,561	7.3%	47,324	9.5%	44,092	8.9%
Mountain	38,401	6.7%	39,555	6.6%	33,842	6.8%	33,969	6.9%
Southeast	1,041	0.2%	606	0.1%	11,011	2.2%	17,834	3.6%
South	30,293	5.2%	30,989	5.2%	463	0.1%	1,777	0.4%
Canada	24,128	4.2%	24,378	4.1%	26,800	5.4%	27,082	5.5%
Total	$574,555	100.0%	$597,696	100.0%	$498,336	100.0%	$493,651	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021				December 31, 2020
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loan	$400,944	69.8%	$397,530	66.4%	$324,544	65.1%	$320,718	65.0%
Equipment Financing	120,078	20.9%	120,903	20.2%	122,966	24.7%	122,501	24.8%
Equity	39,715	6.9%	52,515	8.8%	32,961	6.6%	32,654	6.6%
Warrants	13,818	2.4%	26,748	4.6%	17,865	3.6%	17,778	3.6%
Total	$574,555	100.0%	$597,696	100.0%	$498,336	100.0%	$493,651	100.0%

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of June 30, 2021 and December 31, 2020, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported

In accordance with ASC 820, the Company has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3). See “Note 2 - Summary of Significant Accounting Policies.”

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

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2021 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$397,530	$397,530
Equipment Financings	—	—	120,903	120,903
Equity	—	1,534	50,981	52,515
Warrants	—	36	26,712	26,748
Total Investments at fair value	—	1,570	596,126	597,696
Cash, cash equivalents and restricted cash	34,465	—	—	34,465
	$34,465	$1,570	$596,126	$632,161

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2020 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$320,718	$320,718
Equipment Financings	—	—	122,501	122,501
Equity	—	—	32,654	32,654
Warrants	—	—	17,778	17,778
Total Investments at fair value	—	—	493,651	493,651
Cash, cash equivalents and restricted cash	61,101	—	—	61,101
	$61,101	$—	$493,651	$554,752

Debt investments include both secured loans and equipment financing securities. The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of June 30, 2021 (dollars in thousands):

	Fair Value as of
	June 30,	Valuation Techniques/	Unobservable		Weighted
Investment Type	2021	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$382,482	Discounted Cash Flows	Hypothetical Market Yield	9.2% - 31.1%	15.1%

	114,368	Originated within the past three months	Origination Market Yield	10.2% - 16.0%	12.9%

	20,637	Transactions Precedent(6)	Transaction Price	n/a	n/a

	946	Liquidation Scenario	Probability Weighting of Alternative Outcomes	60.0% - 90.0%	n/a

Equity investments	4,542	Market Approach	Revenue Multiple Only (3)	0.7x - 1.1x	0.8	x

	6,789	Market Approach	Revenue Multiple (3)	0.4x - 0.7x	0.4	x
			Volatility (5)	37.6% - 82.1%	43.7%
			Risk-Free Interest Rate	0.1% - 0.5%	0.1%
			Estimated Time to Exit (in years)	0.7 - 3.3	2.7
			Discount for Lack of Marketability (8)	16.5% - 26.7%	23.3%

	500	Transactions Precedent(6)	Transaction Price	n/a	n/a

	39,150	Other⁽⁷⁾	Discount for Lack of Marketability (8)	20.6%	n/a

Warrants	18,764	Market Approach	Revenue Multiple (3)	0.3x - 30.0x	2.7	x
			Company Specific Adjustment (4)	8.6% - 32.2%	12.8%
			Volatility (5)	38.4% - 103.7%	66.2%
			Risk-Free Interest Rate	0.1% - 0.8%	0.3%
			Estimated Time to Exit (in years)	0.1 - 4.5	2.4

	7,948	Other⁽⁷⁾	Discount for Lack of Marketability (8)	18.2% - 32.3%	20.5%

Total Level 3 Investments	$596,126

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.

(7)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(8)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2020 (dollars in thousands):

	Fair Value as of
	December 31,	Valuation Techniques/	Unobservable		Weighted
Investment Type	2020	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$330,184	Discounted Cash Flows	Hypothetical Market Yield	9.5% - 31.2%	15.1%

	99,053	Originated within the past three months	Origination Market Yield	12.9% - 15.2%	14.2%

	11,771	Transactions Precedent(6)	Transaction Price	n/a	n/a

	2,211	Liquidation Scenario	Probability Weighting of Alternative Outcomes	60.0% - 90.0%	n/a

Equity investments	3,623	Liquidation Scenario	Probability Weighting of Alternative Outcomes	30.0% - 70.0%	n/a

	5,550	Market Approach	Revenue Multiple Only (3)	0.5x - 0.9x	0.7	x

	23,481	Market Approach	Revenue Multiple (3)	0.36x - 3.0x	1.8	x
			Company Specific Adjustment (4)	(17.5)% - 150.0%	74.9%
			Volatility (5)	45.0% - 80.0%	59.8%
			Risk-Free Interest Rate	0.1% - 0.2%	0.1%
			Estimated Time to Exit (in years)	0.5 - 2.0	1.1

Warrants	15,133	Market Approach	Revenue Multiple (3)	0.3x - 20.75x	3.2	x
			EBITDA Multiple	n/a	10.9	x
			Company Specific Adjustment (4)	(50.0)% - 10.0%	(13.1)%
			Volatility (5)	20.0% - 104.7%	53.4%
			Risk-Free Interest Rate	0.1% - 3.0%	0.9%
			Estimated Time to Exit (in years)	0.2 - 10.0	3.3

	2,645	Black Scholes Option Pricing Model	Volatility (5)	46.8% - 132.3%	52.0%
			Risk-Free Interest Rate	0.1% - 0.7%	0.1%
			Estimated Time to Exit (in years)	0.5 - 7.3	0.8

Total Level 3 Investments	$493,651

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.

(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and warrants fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2021 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2020	$443,219	$32,654	$17,778	$493,651
Purchases, net of deferred fees	193,696	11,460	3,076	208,232
Non-cash conversion (1)	—	1,579	(1,579)	—
Transfer out of Level 3 (2)	—	—	(50)	(50)
Proceeds from sales and paydowns	(130,251)	(13,536)	(3,092)	(146,879)
Accretion of OID and EOT payments	10,279	—	—	10,279
Net realized gain/(loss)	(210)	4,200	600	4,590
Third party participation (3)	—	(283)	—	(283)
Change in unrealized appreciation/(depreciation)	1,700	14,907	9,979	26,586
Fair Value as of June 30, 2021	$518,433	$50,981	$26,712	$596,126

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2021	$1,363	$23,270	$10,509	$35,142

(1)	The non-cash conversion includes the non-cash exercise of warrants held in one portfolio company to equity instruments during the period.
(2)	Transfers out of Level 3 during the six months ended June 30, 2021 primarily relates to the exercise of the warrants held in one portfolio company to equity investments during the period and the corresponding company’s public offering transaction. During the six months ended June 30, 2021, there were no transfers into Level 3.
(3)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. In March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and warrants fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2020 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of January 1, 2020	$—	$—	$—	$—
Formation Transactions acquisitions	375,858	24,066	17,099	417,023
Purchases, net of deferred fees	234,418	2,170	1,976	238,564
Non-cash conversion(1)	(10,148)	10,879	532	1,263
Proceeds from sales and paydowns	(157,046)	(3,855)	—	(160,901)
Accretion of OID and EOT payments	11,788	—	—	11,788
Net realized gain/(loss)	(7,361)	(300)	(1,742)	(9,403)
Third party participation (2)	—	283	—	283
Change in unrealized appreciation/(depreciation)	(4,290)	(589)	(87)	(4,966)
Fair Value as of December 31, 2020 (3)	$443,219	$32,654	$17,778	$493,651

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2020	$(4,290)	$(589)	$(87)	$(4,966)

(1)	The non-cash conversion includes non-cash restructuring transactions of two portfolio companies in which our outstanding loan investments were converted to equity instruments during the period.
(2)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).
(3)	During the year ended December 31, 2020, there were no transfers into or out of Level 3.

Fair Value of Financial Instruments Carried at Cost

As of June 30, 2021 and December 31, 2020, the carrying value of the Credit Facility is approximately $68.9 million and $132.9 million, net of unamortized deferred financing costs of $1.1 million and $2.1 million, respectively. The carrying value of the Company’s Credit Facility as of June 30, 2021 and December 31, 2020 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of June 30, 2021 and December 31, 2020, the carrying value of the 2025 Notes is approximately $120.8 million and $120.3 million, respectively, net of unamortized deferred financing costs of $4.2 million and $4.7 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of June 30, 2021 and December 31, 2020 was approximately $130.0 million and $131.4 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2021 and December 31, 2020, the carrying value of the Convertible Notes is approximately $47.2 million and $46.6 million, respectively, net of unamortized deferred financing costs and discount of $2.8 million and $3.4 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of June 30, 2021 and December 31, 2020 was approximately $48.1 million and $46.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

Note 5. Borrowings

Credit Suisse Credit Facility

On January 9, 2020, TF1 and its affiliates borrowed $190.0 million under the Credit Facility. On January 16, 2020, in connection with the Formation Transactions, through its wholly owned subsidiary, TF1, the Company became a party to, and assumed, the Credit Facility with Credit Suisse. The Credit Facility matures on January 8, 2022, unless extended. Borrowings under the Credit Facility bear interest at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The Credit Facility is collateralized by all investments held by TF1 and permits an advance rate of up to 65% of eligible investments. The Credit Facility contains covenants that, among other things, require the Company to maintain minimum tangible net worth and leverage ratios, minimum cash balance of $15.0 million, and a cash reserve of 60 days for interest. The Company has the ability to borrow up to an aggregate of $300.0 million, and the Credit Facility borrowing base contains certain criteria for eligible investments and includes concentration limits as defined in the Credit Facility. As of June 30, 2021 and December 31, 2020, the Company had $70.0 million and $135.0 million, respectively, in borrowings outstanding under the Credit Facility and a borrowing availability of approximately $88.6 million and $42.0 million, respectively.

During the three months ended June 30, 2021, the Company borrowed and additional $25.0 million on the Credit Facility and did not make any repayments. During the six months ended June 30, 2021, the Company borrowed an additional $25.0 million and made repayments of $90.0 million. During the year ended December 31, 2020, the Company borrowed an additional $30.0 million and made repayments of $85.0 million and incurred approximately $4.0 million of financing costs in connection with the Credit Facility that are capitalized and deferred using the straight-line method over the life of the facility. As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs related to the Credit Facility were $1.1 million and $2.1 million, respectively and presented as a direct deduction from the carrying amount of the debt liability on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the Credit Facility is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stated interest expense	$482	$1,287	$1,159	$3,000
Amortization of deferred financing costs	527	473	1,054	907
Total interest and amortization of deferred financing costs	$1,009	$1,760	$2,213	$3,907

Weighted average effective interest rate	7.2%	5.5%	6.6%	5.6%
Weighted average outstanding balance	$55,769	$128,626	$66,823	$138,592

2025 Notes

Concurrent with the completion of a private common stock offering, on January 16, 2020, the Company completed the 144A Note Offering of $105.0 million in aggregate principal amount of the unsecured 2025 Notes in reliance upon the available exemptions from the registration requirements of the Securities Act. KBW, as the initial purchaser, exercised in full its option to purchase or place additional Notes and on January 29, 2020 the Company issued and sold an additional $20.0 million in aggregate principal amount of the 2025 Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the 2025 Notes pursuant to the 144A Note Offering.

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

Concurrent with the closing of the 144A Note Offering, on January 16, 2020, the Company entered into a registration rights agreement for the benefit of the purchasers of the 2025 Notes in the 144A Note Offering. Pursuant to the terms of this registration rights agreement, the Company filed with the SEC a registration statement, which was initially declared effective on October 20, 2020, registering the public resale of the 2025 Notes by the holders thereof that elected to include their 2025 Notes in such registration statement.

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriter’s discount and commissions, were approximately $5.8 million, which were capitalized and deferred. As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs related to the 2025 Notes were $4.2 million and $4.7 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stated interest expense	$2,188	$2,212	$4,375	$4,059
Amortization of deferred financing costs	292	277	583	509
Total interest and amortization of deferred financing costs	$2,480	$2,489	$4,958	$4,568

Weighted average effective interest rate	7.9%	8.0%	7.9%	7.3%

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained unchanged as of June 30, 2021 and December 31, 2020. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

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

Aggregate offering costs in connection with the Convertible Note Offering, including the initial purchaser and placement agent discount and commissions, were approximately $1.8 million which were capitalized and deferred. As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs related to the Convertible Notes were $1.6 million and $1.7 million, respectively.

The Convertible Notes are accounted for in accordance with ASC 470-20 Debt Instruments with Conversion and Other Options. In accounting for the Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Notes were approximately 99.1% and 0.9%, respectively. The original issue discount of 0.9%, or approximately $0.5 million, attributable to the conversion feature of the Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statements of Assets and Liabilities as of December 31, 2020. The estimated effective interest rate of the Convertible Notes was approximately 7.2% annualized.

In January 2021, the Company early adopted Accounting Standard Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”), under which the accounting for convertible instruments was simplified by removing the separate accounting for embedded conversion features. As such approximately $0.5 million was reversed out of net assets and reduced the original issue discount for the Convertible Notes.

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of debt	$50,000	$50,000
Unamortized debt issuance cost	(1,619)	(1,672)
Original issue discount related to equity component, net of accretion	—	(468)
Original issue discount, net of accretion	(1,167)	(1,308)
Carrying value of Convertible Notes	$47,214	$46,552

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stated interest expense	$750	$—	$1,492	$—
Amortization of deferred financing costs and original issue discount	155	—	311	—
Total interest and amortization of deferred financing costs and original issue discount	$905	$—	$1,803	$—

Weighted average effective interest rate	7.2%	n/a	7.2%	n/a

As of June 30, 2021 and December 31, 2020, the Company was in compliance with the terms of the Credit Facility, the 2025 Notes Indenture, and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2021 and December 31, 2020 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of June 30, 2021 and December 31, 2020 includes only those commitments which are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of June 30, 2021, the Company had an aggregate of approximately $4.0 million of unfunded commitments to two portfolio companies, Dandelion, Inc. and Greenlight Biosciences, Inc. As of December 31, 2020, the Company had outstanding unfunded commitments of approximately $0.1 million to one portfolio company, Dandelion, Inc. These unfunded commitments are available at the request of such portfolio companies and unencumbered by milestones. The fair value of these unfunded commitments is considered to approximate the cost of such commitments as the yields determined at the time of underwriting are expected to be materially consistent with the yields upon funding. The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

FASB ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. The Company identified two significant operating leases for its office space in Chandler, AZ and its new headquarters in Phoenix, AZ. The lease for the Chandler office commenced February 21, 2017 and expires July 31, 2022. The Chandler lease contains a five-year extension option for a final expiration date of July 31, 2027, which the company will not exercise. The Company has also entered into a lease for new office space in downtown Phoenix, Arizona (“PHX”), which commenced on June 4, 2021 and expires on December 31, 2028. The PHX lease contains two five-years extension options for a final expiration date of December 31, 2038.

The total lease expense incurred related to the Chandler office lease for the three months ended June 30, 2021 and 2020 was approximately $0.1 million for each period. The total lease expense related to the Chandler office lease for the six months ended June 30, 2021 and 2020 was approximately $0.1 million for each period. As of June 30, 2021 and December 31, 2020, the right of use asset related to the Chandler office operating lease was $0.2 million and $0.4 million, respectively, and the lease liability was $0.2 million and $0.4 million, respectively. As of June 30, 2021, the remaining lease term was 1.1 years and the discount rate was 3.25%. As of June 30, 2021, the right of use asset related to the PHX office operating lease was $2.4 million and the lease liability was $2.4 million and the discount rate was 3.75%. The total lease expense related to the PHX office for the three and six months ended June 30, 2021 was approximately $30,000.

The following table shows future minimum payments under the Company’s operating leases as of June 30, 2021 (in thousands):

For the Years Ended December 31,	Total
2021	$112
2022	484
2023	361
2023	371
2024	380
Thereafter	1,619
Total	$3,327

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2021, there are no material legal matters or material litigation pending of which the Company is aware.

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

2019 Long-Term Incentive Plan

The Company’s Board adopted and approved the 2019 Trinity Capital Inc. Long-Term Incentive Plan (the “2019 Long-Term Incentive Plan”) on October 17, 2019 and the Company’s stockholders approved the 2019 Long-Term Incentive Plan on June 17, 2021 at the Company’s 2021 Annual Meeting of Stockholders, with the 2019 Long-Term Incentive Plan becoming effective on June 17, 2021. Under the 2019 Long-Term Incentive Plan, awards of restricted stock, incentive stock options and non-statutory stock options (together with incentive stock options, “Options”) may be granted to certain of the Company’s executive officers, employee directors and other employees (collectively, the “Employee Participants”) in accordance with the SEC exemptive order the Company received on May 27, 2021 (the “SEC Exemptive Order”). While the 2019 Long-Term Incentive Plan contemplates grants of restricted stock, restricted stock units, Options, dividend equivalent rights, performance awards and other stock-based awards to the Employee Participants, the Company only sought and received exemptive relief from the SEC pursuant to the SEC Exemptive Order to grant awards of restricted stock and Options. As a result, the Company will only grant awards of such securities under the 2019 Long-Term Incentive Plan.

Subject to certain adjustments under the 2019 Long-Term Incentive Plan, the maximum aggregate number of shares of the Company’s common stock authorized for issuance under the 2019 Long-Term Incentive Plan is 3,600,000 shares. The 2019 Long-Term Incentive Plan is to be administered by the Board, unless the Board delegates its administrative authority to the Compensation Committee of the Board (the “Compensation Committee”) in accordance with the terms of the 2019 Long-Term Incentive Plan. The 2019 Long-Term Incentive Plan will terminate on the day prior to the tenth anniversary of the date it was initially adopted by the Board, unless terminated sooner by action of the Board or the Compensation Committee, as applicable. As of June 30, 2021, no securities have been issued under the 2019 Long-Term Incentive Plan.

For additional information regarding the 2019 Long-Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 28, 2021.

2019 Restricted Stock Plan

The Company’s Board adopted and approved the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (the “2019 Restricted Stock Plan”) on October 17, 2019 and the Company’s stockholders approved the 2019 Restricted Stock Plan on June 17, 2021 at the Company’s 2021 Annual Meeting of Stockholders. The 2019 Restricted Stock Plan became effective on June 17, 2021 and provides for grants of restricted stock awards (“Non-Employee Director Awards”) to the Company’s non-employee directors (the “Non-Employee Director Participants”), which are directors who are not “interested persons” of the Company (as such term is defined in Section 2(a)(19) of the 1940 Act)in accordance with the SEC Exemptive Order.

Subject to certain adjustments under the 2019 Restricted Stock Plan, the total number of shares of the Company’s common stock that may be subject to Non-Employee Director Awards is 60,000 shares. The 2019 Restricted Stock Plan is to be administered by the Compensation Committee, subject to the discretion of the Board. The 2019 Restricted Stock Plan will terminate on the day prior to the tenth anniversary of the date it was approved by the Company’s stockholders, unless terminated sooner by action of the Board. As of June 30, 2021, no restricted stock has been issued under the 2019 Restricted Stock Plan.

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 28, 2021.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended June 30, 2021, the Company issued 75,999 shares of common stock for a total of approximately $1.1 million under the DRIP. During the six months ended June 30, 2021, the Company issued 163,709 shares of common stock for a total of approximately $2.3 million under the DRIP. During the year ended December 31, 2020, the Company issued 271,414 shares of common stock for a total of approximately $3.4 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Record Date	Payment Date	Per Share Amount
May 7, 2020	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	August 21, 2020	September 4, 2020	0.27
November 9, 2020	November 20, 2020	December 4, 2020	0.27
December 22, 2020	December 30, 2020	January 15, 2021	0.27
March 23, 2021	March 31, 2021	April 16, 2021	0.28
June 15, 2021	June 30, 2021	July 15, 2021	0.29
		Total	$1.60

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Other potentially dilutive common shares, and the related impact to earnings are considered when calculating earnings per share on a diluted basis. Potential common shares associated with the conversion option embedded in the Convertible Notes are anti-dilutive when the Company’s average NAV per share / market price per share is below the conversion price. The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2021 and 2020 (in thousands except shares and per share information):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net increase/(decrease) in net assets resulting from operations	$24,705	$6,882	$50,030	$(28,169)
Weighted average common shares outstanding	26,478,747	18,074,929	25,024,925	17,959,728
Net increase/(decrease) in net assets resulting from operations per common share - basic and diluted	$0.93	$0.38	$2.00	$(1.57)

For the three and six months ended June 30, 2021, the effect of the Convertible Notes was anti-dilutive and, accordingly, was excluded from the calculation of diluted earnings per share.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Tax Cost of Investments (1)	$609,020	$559,437

	June 30, 2021	December 31, 2020
Unrealized appreciation	$55,415	$14,879
Unrealized depreciation	(32,274)	(19,845)
Net unrealized appreciation/(depreciation) from investments	$23,141	$(4,966)

(1)	Includes cost of short-term investments, including cash and cash equivalents.

Note 10. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Six Months Ended
	June 30, 2021	June 30, 2020
Per Share Data: (1)
Net asset value, beginning of period	$13.03	$14.97	(2)

Net investment income	0.69	0.69	(3)
Net realized and unrealized gains/(losses) on investments (4)	1.31	(1.37)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	—	(0.87)
Net increase/(decrease) in net assets resulting from operations	2.00	(1.55)

Offering costs	(0.30)	(0.58)
Effect of shares issued (5)	0.19	(0.01)
Equity component of convertible notes	(0.02)	—
Distributions (6)	(0.57)	(0.22)
Total increase/(decrease) in net assets	1.30	(2.36)

Net asset value, end of period	$14.33	$12.61

Shares outstanding, end of period	26,491,274	18,137,600
Weighted average shares outstanding	25,024,925	17,959,728	(3)
Total return based on net asset value (7) (8)	14.4%	(14.3)	% (9)
Total return based on market value (10)	7.5%	na

Ratio/Supplemental Data:
Per share market value at end of period	$14.48	n/a
Net assets, end of period*	$379,720	$228,646
Ratio of total expenses to average net assets (11)	11.7%	13.2%
Ratio of net investment income to average net assets (11)	10.4%	12.1%
Ratio of interest and credit facility expenses to average net assets (11)	5.4%	8.3%
Portfolio turnover rate (8) (12)	27.9%	18.5%
Asset coverage ratio (13)	255.0%	199.1%

* Rounded to the nearest thousand.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The net asset value as of January 16, 2020 (commencement of operations) is calculated based on the initial common stock purchase price of $15.00 per share less the accumulated loss of $0.03 per share from August 12, 2019 (the date of inception) through December 31, 2019.
(3)	Calculated based upon weighted average shares outstanding for the period from January 16, 2020 (commencement of operations) through June 30, 2020.
(4)	Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.

(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)	The per share data reflects the actual amount of distributions declared per share for the applicable period.
(7)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.
(8)	Not annualized.
(9)	Total return excluding costs related to acquisition of Trinity Capital Holdings and the Legacy Funds would have been (8.6)%.
(10)	Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends. The beginning market value per share is based on the market price of $14.00 per share on January 29, 2021, the date of the Company’s listing on Nasdaq, and not annualized.
(11)	Annualized.
(12)	Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(13)	Based on outstanding debt of $245.0 million and $230.0 million as of June 30, 2021 and 2020, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of June 30, 2021 and December 31, 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
June 30, 2021	$70,000	2,550	-	na
December 31, 2020	135,000	1,770	-	na
December 31, 2019	-	-	-	na

2025 Notes
June 30, 2021	$125,000	2,550	-	na
December 31, 2020	125,000	1,770	-	na
December 31, 2019	-	-	-	na

Convertible Notes
June 30, 2021	$50,000	2,550	-	na
December 31, 2020	50,000	1,770	-	na
December 31, 2019	-	-	-	na

Total
June 30, 2021	$245,000	2,550	-	na
December 31, 2020	310,000	1,770	-	na
December 31, 2019	-	-	-	na

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “–” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading.

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

During the three and six months ended June 30, 2021 and the year ended December 31, 2020, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s Distribution Reinvestment Plan and the distributions declared. Additionally, during the Company’s IPO certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share.

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

Note 12. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848) - Facilitation of the effects of reference rate reform on financial reporting” and in January 2021, the FASB issued ASU 2021-01, “Reference rate reform (Topic 848).” The amendments in these updates provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. ASU 2020-04 and ASU 2021-01 are elective and are effective on March 12, 2020 through December 31, 2022. The Company does not plan on adopting, as it expects that the adoption of the guidance will not have a material impact on its consolidated financial statements.

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

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

Departure of Certain Officers

On August 2, 2021, Scott Harvey, the Company’s Chief Legal Officer and Chief Compliance Officer, resigned from such positions and from his employment with the Company in connection with his retirement. The Board accepted Mr. Harvey’s resignation, and there was no disagreement between Mr. Harvey and the Company on any matter relating to the Company’s operations, policies or practices. Also on August 2, 2021, the Board appointed Sarah Stanton as the Chief Compliance Officer of the Company. Ms. Stanton also serves, and will continue to serve, as the General Counsel and Secretary of the Company.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K, filed with the SEC on March 4, 2021, including the following factors, among others:

●	our limited operating history as a business development company (“BDC”);
●	our future operating results, including the impact of the SARS-CoV-2 (“COVID-19”) pandemic;
●	our dependence upon our management team and key investment professionals;
●	our ability to manage our business and future growth;
●	risks related to investments in growth stage companies, other venture capital-backed companies and generally U.S. companies;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	the use of leverage;
●	risks related to the uncertainty of the value of our portfolio investments;
●	changes in political, economic or industry conditions, the interest rate and inflation rate environments or conditions affecting the financial and capital markets, including as a result of the COVID-19 pandemic;
●	uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union and China, including as a result of the COVID-19 pandemic;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	risks related to changes in interest rates and inflation rates, our expenses, and other general economic conditions and the effect on our net investment income;
●	the effect of changes in tax laws and regulations and interpretations thereof;

●	the impact on our business of new or amended legislation or regulations, including the Coronavirus Aid, Relief and Economic Security Act, the stimulus package passed by Congress and signed into law in December 2020 and the American Rescue Plan Act of 2021 signed into law in March 2021;
●	risks related to market volatility, including general price and volume fluctuations in stock markets;
●	our ability to make distributions, including as a result of the COVID-19 pandemic; and
●	our ability to maintain our status as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Legacy Funds were merged with and into the Company, and we issued 9,183,185 shares of our common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners, managers or managing members of the Legacy Funds (the “Legacy Investors”), to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Included in interest income for the three and six months ended June 30, 2020 is the acceleration of OID and EOT of approximately $1.0 million and $1.4 million, respectively, which was reclassified from net realized gain/(loss) on investments. Included in fee income for the three and six months ended June 30, 2020 is non-recurring fees of approximately $0.4 million and $1.8 million, respectively, of which $0.1 million and $1.0 million, respectively, were reclassified from net realized gain/(loss) on investment and $0.3 million and $0.8 million, respectively, were reclassified from interest income. These reclassifications had no effect on the previously reported net increase (decrease) in net assets.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. Debt EOT fees to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of June 30, 2021 and December 31, 2020, the Company had an EOT payment receivable of approximately $37.0 million and $37.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

Income related to application or origination payments, including facility commitment fees, net of related expenses and generally collected in advance, are amortized into interest income over the contractual life of the loan. The Company recognizes nonrecurring fees and additional OID and EOT received in consideration for contract modifications commencing in the quarter relating to the specific modification.

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

Portfolio Composition and Investment Activity

Portfolio Composition

Through the Formation Transactions, we acquired the Legacy Assets, including the Legacy Portfolio, from the Legacy Funds, as well as Trinity Capital Holdings. The Legacy Portfolio became our investment portfolio. As of June 30, 2021, our investment portfolio had an aggregate fair value of approximately $597.7 million and was comprised of approximately $397.5 million in secured loans, $120.9 million in equipment financings, and $79.3 million in equity and equity-related investments, including warrants, across 80 portfolio companies. As of December 31, 2020, our investment portfolio had an aggregate fair value of approximately $493.7 million and was comprised of approximately $320.7 million in secured loans, $122.5 million in equipment financings, and $50.5 million in equity and equity-related investments, including warrants, across 80 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in following table as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	69.8%	66.4%	65.1%	65.0%
Equipment Financings	20.9%	20.2%	24.7%	24.8%
Equity	6.9%	8.8%	6.6%	6.6%
Warrants	2.4%	4.6%	3.6%	3.6%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2021 and December 31, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2021			December 31, 2020
			Fair			Fair
Geographic Region	Cost		Value	Cost		Value
United States		x			x
West	48.7%		52.7%	49.6%		48.8%
Northeast	26.7%	x	24.0%	26.4%	x	25.9%
Midwest	8.3%		7.3%	9.5%		8.9%
Mountain	6.7%		6.6%	6.8%		6.9%
Southeast	0.2%		0.1%	2.2%		3.6%
South	5.2%		5.2%	0.1%		0.4%
Canada	4.2%		4.1%	5.4%		5.5%
Total	100.0%		100.0%	100.0%		100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Fair		Fair
Industry	Cost	Value	Cost	Value
Manufacturing	23.7%	28.0%	20.8%	20.2%
Professional, Scientific, and Technical Services	14.5%	15.0%	15.6%	16.0%
Retail Trade	15.7%	13.1%	15.7%	15.4%
Finance and Insurance	7.1%	7.1%	7.0%	7.2%
Information	5.9%	5.7%	6.4%	6.2%
Rental and Leasing Services	5.4%	5.3%	5.8%	5.9%
Space Research and Technology	5.2%	5.0%	0.0%	0.0%
Utilities	4.2%	4.1%	5.4%	5.5%
Agriculture, Forestry, Fishing and Hunting	3.1%	3.5%	4.2%	4.2%
Real Estate	3.5%	3.4%	3.5%	3.5%
Health Care and Social Assistance	3.6%	2.8%	2.9%	2.3%
Educational Services	2.4%	2.4%	1.9%	2.0%
Wholesale Trade	2.0%	1.9%	4.8%	4.8%
Construction	1.9%	1.3%	2.0%	1.4%
Pharmaceutical	1.3%	1.2%	3.5%	4.9%
Administrative and Support and Waste Management and Remediation Services	0.5%	0.2%	0.5%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2021 and December 31, 2020, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.1 years. Additional information regarding our portfolio is set forth in the schedule of investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2021 and December 31, 2020, the Company’s ten largest portfolio companies represented approximately 42.4% and 42.5%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of June 30, 2021 and December 31, 2020, the Company had 9 and 14 portfolio companies that represented 5% or more of the Company’s net assets, respectively.

Investment Activity

During the six months ended June 30, 2021, we made an aggregate of approximately $139.3 million of investments in 13 new portfolio companies and approximately $70.2 million of investments in 15 existing portfolio companies, excluding fees. During the six months ended June 30, 2021, we received an aggregate of $146.9 million in proceeds from repayments and sales of our investments, including proceeds of approximately $92.0 million from early repayments on our debt investments.

During the year ended December 31, 2020, in addition to $417.0 million in investments we acquired in connection with the Formation Transactions, we made an aggregate of approximately $144.3 million of investments in 18 new portfolio companies and approximately $95.7 million of investments in 18 existing portfolio companies. During the year ended December 31, 2020, we received an aggregate of $160.9 million in proceeds from repayments and sales of our investments including proceeds of approximately $108.8 million from early repayments.

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	Six Months
	Ended	Year Ended
	June 30, 2021	December 31, 2020
Beginning Portfolio	$493,651	$—
Formation Transactions acquisitions	—	417,023
Purchases, net of deferred fees	208,232	238,564
Non-cash conversion	—	1,263
Proceeds from Paydowns and Sales	(54,921)	(52,111)
Proceeds from early debt repayments	(91,958)	(108,790)
Accretion of OID and EOT payments	10,279	11,788
Net realized gain/(loss)	4,590	(9,403)
Third party participation (1)	(283)	283
Change in unrealized appreciation/(depreciation)	28,106	(4,966)
Ending Portfolio	$597,696	$493,651

(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		June 30, 2021		December 31, 2020
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$83,915	16.2%	$92,519	20.9%
3.0 - 3.9	Strong Performance	206,852	39.9%	212,969	48.0%
2.0 - 2.9	Performing	197,503	38.1%	116,895	26.4%
1.6 - 1.9	Watch	29,820	5.7%	19,230	4.3%
1.0 - 1.5	Default/Workout	343	0.1%	1,606	0.4%
Total		$518,433	100.0%	$443,219	100.0%

At June 30, 2021 and December 31, 2020, our loan and equipment financing investments had a weighted average risk rating score of 3.1.

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

As of June 30, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $1.2 million, and a total fair market value of approximately $0.9 million, or 0.2%, of the fair value of the Company’s investment portfolio. As of December 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $3.4 million, and a total fair value of approximately $2.2 million, or 0.5%, of the total fair value of the Company’s investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and six months ended June 30, 2021 and 2020. We were formed on August 12, 2019 and commenced operations on January 16, 2020. Prior to January 16, 2020, we had no operations, except for immaterial matters relating to our formation and organization as a BDC.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stated interest income	$12,429	$9,491	$24,179	$18,200
Amortization of original issue discount	3,709	3,015	7,156	4,691
Acceleration of amortization of original issue discount	1,976	934	3,123	1,363
Prepayment penalty and related fees	1,239	100	1,946	1,057
Other fee income	123	307	391	784
Total investment income	$19,476	$13,847	$36,795	$26,095

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

For the three months ended June 30, 2021, total investment income was approximately $19.5 million, which represents an approximate effective yield of 15.9% on the average investments during such period. For the three months ended June 30, 2020, total investment income was approximately $13.8 million, which represents an approximate yield of 14.6% on the investments during the period. The increase in investment income for the six months ended June 30, 2021 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which fluctuates based on investment activity and early repayment activity.

For the six months ended June 30, 2021, total investment income was approximately $36.8 million, which represents an approximate effective yield of 15.8% on the average investments during such period. For the six months ended June 30, 2020, total investment income was approximately $26.1 million, which represents an approximate effective yield of 14.8% on the investments during the period. The increase in investment income for the three months ended June 30, 2021 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which can fluctuate based on investment activity and early repayment activity.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees and general and administrative expenses. Our operating expenses totaled approximately $9.4 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively, and $19.5 million and $13.6 million for the six months ended June 30, 2021 and 2020, respectively.

Interest Expense and Other Debt Financing Costs

Interest expense and other debt financing costs on our borrowings totaled approximately $4.4 million and $4.3 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $9.0 million and $8.5 million for the six months then ended. These costs are primarily comprised of interest and fees related to the Credit Facility, the 2025 Notes and the Convertible Notes. Our weighted effective interest rate, comprised of interest and amortization of fees and discount was approximately 7.6% and 6.6% for the three months ended June 30, 2021 and 2020, respectively, and 7.4% and 6.6% for the six months then ended. The increase in interest expense for the three and six months ended June 30, 2021 was primarily due to the issuance of the Convertible Notes in December 2020 and the six month increase partially offset by paydowns in the Credit Facility.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $3.4 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively. The increase in employee compensation related expenses during the three months ended June 30, 2021 relates primarily to the accrual of bonuses expected to be paid at the discretion of management or upon approval of the Board, as applicable, as well as an increased headcount. Employee compensation and benefits totaled approximately $7.4 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase in employee compensation related expenses during the six months ended June 30, 2021 also relates primarily to the accrual of bonuses expected to be paid at the discretion of management or upon approval of the Board, as applicable, as well as an increased headcount. As of June 30, 2021 and 2020, the Company had 39 and 29 employees, respectively.

The Board and the Company’s stockholders have adopted and approved the (i) 2019 Trinity Capital Inc., Long-Term Incentive Plan; and (ii) Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, with each plan becoming effective on June 17, 2021. See “Note 7 – Stockholder’s Equity” in the Notes to Consolidated Financial Statements.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees were approximately $0.6 million and $0.7 million for the three months ended June 30, 2021, and 2020, respectively. Professional fees expenses were approximately $1.2 million for the six months ended June 30, 2021, which is approximately equal to the amount for the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and other various expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $1.0 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses totaled approximately $1.8 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2021 is primarily due to a higher D&O insurance premiums.

Net Investment Income

As a result of approximately $19.5 million in total investment income as compared to approximately $9.4 million in total expenses, net investment income for the three months ended June, 2021 was approximately $10.1 million. As a result of approximately $13.9 million in total investment income as compared to approximately $7.1 million in total expenses, net investment income for the three months ended June 30, 2020 was approximately $6.8 million.

As a result of approximately $36.8 million in total investment income as compared to approximately $19.5 million in total expenses, net investment income for the six months ended June 30, 2021 was approximately $17.3 million. As a result of approximately $26.1 million in total investment income as compared to approximately $13.6 million in total expenses, net investment income for the six months ended June 30, 2020 was approximately $12.5 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period.

The net realized gains (losses) from the sales, repayments, or exits of investments were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net realized gain (loss) on investments:
Gross realized gains	$2,502	$41	$5,469	$835
Gross realized losses	(507)	(2,043)	(879)	(3,719)
Total net realized gains/(losses) on investments	$1,995	$(2,002)	$4,590	$(2,884)

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

Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2021 and 2020 is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gross unrealized appreciation	$28,342	$11,820	$57,110	$3,996
Gross unrealized depreciation	(12,543)	(9,657)	(21,969)	(26,112)
Third party participation (1)	—	(40)	283	(53)
Net unrealized appreciation/depreciation reclassified related to net realized gains or losses (2)	(3,169)	—	(7,318)	—
Total net unrealized gains (losses) on investments	$12,630	$2,123	$28,106	$(22,169)

(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).
(2)	Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reclassification of unrealized appreciation (depreciation) was recorded during the three or six months ended June 30, 2020.

The significant changes in net unrealized appreciation (depreciation) from investments during the three months ended June 30, 2021 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Atieva, Inc.	$11,418
Bowery Farming, Inc.	2,773
Matterport, Inc.	2,692
The Fynder Group, Inc.	954
UnTuckIt, Inc.	924
Convercent, Inc.	(713)
Madison Reed, Inc.	(953)
Vertical Communications, Inc.	(1,302)
Ology Bioservices, Inc.	(1,511)
Birchbox, Inc.	(2,654)
Other, net	1,002
Total	$12,630

The significant changes in net unrealized appreciation (depreciation) from investments during the three months ended June 30, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Altierre Corporation	$2,110
Vertical Communications, Inc.	956
Nanotherapeutics, Inc.	830
Birchbox, Inc.	857
Petal Card, Inc.	544
Project Frog, Inc.	(602)
Atieva, Inc.	(2,107)
Vidsys, Inc.	(2,280)
Other, net	1,815
Total	$2,123

The significant changes in net unrealized appreciation (depreciation) from investments during the six months ended June 30, 2021 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Atieva, Inc.	$33,611
Matterport, Inc	6,096
Bowery Farming, Inc.	2,976
UnTuckIt, Inc.	1,144
The Fynder Group, Inc.	897
Instart Logic, Inc.	(978)
Vertical Communications, Inc.	(1,035)
Incontext Solutions, Inc.	(1,044)
Ology Bioservices, Inc.	(7,259)
Birchbox, Inc.	(10,624)
Other, net	4,322
Total	$28,106

The significant changes in net unrealized appreciation (depreciation) from investments during the six months ended June 30, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Nanotherapeutics, Inc.	$1,101
Hytrust, Inc.	(538)
STS Media, Inc.	(637)
BaubleBar, Inc.	(1,011)
Edeniq, Inc.	(1,013)
UnTuckIt, Inc.	(1,562)
Project Frog, Inc.	(2,109)
WorkWell Prevention & Care	(2,116)
Vertical Communications, Inc.	(2,912)
Atieva, Inc.	(2,955)
Vidsys, Inc.	(3,782)
Other, net	(4,635)
Total	$(22,169)

During the three and six months ended June 30, 2021, we recorded net unrealized appreciation of $12.6 million and $28.1 million, respectively, which was primarily from net unrealized appreciation of approximately $8.2 million and $20.2 million, respectively, from our equity investments and $6.3 million and $10.5 million, respectively, from our warrant investments, offset by the reversal of unrealized appreciation upon pay-off of our portfolio companies during the period.

During the three and six months ended June 30, 2020, we recorded net unrealized appreciation of $2.1 million and net unrealized depreciation of $22.2 million, respectively. The unrealized appreciation for the three months ended June 30, 2021, was primarily from unrealized appreciation of $1.9 million from our debt investments, and $1.6 million from equity investments offset by unrealized depreciation of $1.4 million from our warrant investments. The $22.2 million of unrealized depreciation was a result of $11.4 million of unrealized depreciation from our debt investments, $5.3 million of unrealized depreciation from our warrant investments, and $5.5 million of unrealized depreciation from our equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended June 30, 2021, was approximately $24.7 million. Net increase in net assets resulting from operations before formation costs during the three months ended June 30, 2020, was approximately $6.9 million. Net increase in net assets resulting from operations during the six months ended June 30, 2021, was approximately $50.0 million. Net decrease in net assets resulting from operations before formation costs during the six months ended June 30, 2020, was approximately $12.6 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2021, and 2020, basic and fully diluted net increase in net assets per common share were $0.93 and $0.38, respectively. The increase in 2021 is result of overall increased net operating results. For the six months ended June 30, 2021, basic and fully diluted net increase in net assets per common share were $2.00 . For the six months ended June 30, 2020, basic and diluted net decrease in net assets per common share were $1.57. Costs related to the acquisition of Trinity Capital Holdings was approximately $13.5 million, and the cost related to the acquisition of the Legacy Funds was approximately $2.1 million. The total cost of $15.6 million, when added to the net decrease in net assets resulting from operations before formation costs, resulted in a net decrease in net assets resulting from operations during the six months ended June 30, 2020, of approximately $(28.2) million.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our initial public offering, the Private Offerings and the Convertible Notes offering, borrowings under the Credit Facility and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the Credit Facility or any future credit facility, and proceeds from the turnover of our portfolio to finance our investment objectives and activities.

We may, from time to time, enter into additional credit facilities, increase the size of our existing Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the six months ended June 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $26.6 million, which is the net result of $54.9 million of cash used in operating activities and $0.8 million of cash used in investing activities partially offset by $29.1 million of cash provided by financing activities. During the six months ended June 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $38.4 million, which is the net result of $142.3 million of cash provided by financing activities partially offset by $91.8 million of cash used in investing activities and $12.1 million of cash from operating activities.

As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $34.5 million and $61.1 million, respectively, of which $34.1 and $60.3 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2021 and December 31, 2020, restricted cash consisted of approximately $15.3 million and $15.7 million, respectively, related to the Credit Facility covenants (See “Note 5 – Borrowings”), and an additional amount of approximately $0.7 million at December 31, 2020 was held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds. As of June 30, 2021 and December 31, 2020, we had approximately $88.6 million and $42.0 million, respectively, of available borrowings under the Credit Facility, subject to its terms and regulatory requirements. Cash, cash equivalents and restricted cash, taken together with available borrowings under the Credit Facility, as of June 30, 2021, are expected to be sufficient for our investing activities and to conduct our operations in the near term.

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Facility through our wholly owned subsidiary, Trinity Funding 1, LLC. The Credit Facility matures on January 8, 2022, unless extended, and we have the ability to borrow up to an aggregate of $300.0 million. In addition, borrowings under the Credit Facility are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%. We may utilize the leverage available under the Credit Facility to finance future investments. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Facility in amount of approximately $60 million. As of June 30, 2021 and December 31, 2020, approximately $70.0 million and $135.0 million, respectively, was outstanding under the Credit Facility. During the three months ended June 30, 2021 we borrowed $25.0 million under the Credit Facility and made no repayments. During the six months ended June 30, 2021, the Company borrowed an additional $25.0 million and made repayments of $90.0 million to Credit Suisse. During the three and six months ended June 30, 2020, we made repayments of approximately $25.0 million and $85.0 million, respectively, to Credit Suisse with no additional borrowings.

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

In January 2020, concurrent with the completion of the Private Common Stock Offering, we completed the 144A Note Offering in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold $125.0 million in aggregate principal amount of the unsecured 2025 Notes that mature on January 16, 2025, unless repurchased or redeemed in accordance with their terms prior to such date and bear interest at a fixed rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year. A portion of the proceeds of the 144A Note Offering were used to complete the Formation Transactions and repay a portion of the outstanding borrowings under the Credit Facility. Aggregate estimated offering expenses in connection with the transaction, including the fees and commissions, were approximately $4.8 million. As of June 30, 2021 and December 31, 2020, we had $125 million in aggregate principal amount of 2025 Notes outstanding.

In December 2020, we issued $50.0 million in aggregate principal amount of the Convertible Notes. The sale generated net proceeds of $47.0 million, including $1.7 million of debt issuance costs and $1.3 million of original issue discount. The Convertible Notes bear interest at a rate of 6.00% per year, payable semiannually in arrears on May 1 and November 1, of each year. The Convertible Notes mature on December 11, 2025, unless earlier converted by noteholders or purchased by the Company at the noteholders option upon the occurrence of a fundamental change, as defined in the indenture governing the Convertible Notes. As of June 30, 2021 and December 31, 2020, we had $50.0 million in aggregate principal amount of Convertible Notes outstanding.

On January 29, 2021, our common stock began trading on the Nasdaq Global Select Market under the symbol “TRIN.” On February 2, 2021, we completed our initial public offering of 8,006,291 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding under the Credit Facility.

Refer to “Item 2. Financial Statements and Supplementary Data – Note 5 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective September 28, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2021, our asset coverage ratio was approximately 255.0% and our asset coverage ratio per unit was approximately $2,550. As of December 31, 2020, our asset coverage ratio was approximately 177.0% and our asset coverage ratio per unit was approximately $1,770. We target a leverage range of between 1.15x and 1.35x.

Commitments and Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of June 30, 2021 or December 31, 2020.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2021 and December 31, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of June 30, 2021, the Company had outstanding unfunded commitments of approximately $4.0 million to two portfolio companies, Dandelion, Inc. and Greenlight Biosciences, Inc. As of December 31, 2020, the Company had outstanding unfunded commitments of approximately $0.1 million to one portfolio company, Dandelion, Inc. The Company will fund its future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2021, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
Credit Facility	$—	$70,000	$—	$—	$70,000
7.00% Notes	—	—	125,000	—	125,000
Convertible Notes	—	—	50,000	—	50,000
Operating Leases (1)	112	845	751	1,619	3,327
Total Contractual Obligations	$112	$70,845	$175,751	$1,619	$248,327

(1)	Relates to lease for the Chandler office, which expires on July 31, 2022 and is subject to a five-year extension option that will not be exercised. Also includes the lease for our new headquarters in downtown Phoenix, Arizona which commenced on June 4, 2021. We are in the process of securing a subtenant to sublease the Chandler office for the remainder of the lease term.

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

During the six months ended June 30, 2021, we declared a distribution on March 23, 2021 of $0.28 per share, which was paid on April 16, 2021 to stockholders of record as of March 31, 2021 and declared a distribution on June 15, 2021 of $0.29 per share, which was paid on July 15, 2021 to stockholders of record as of June 30, 2021. During the six months ended June 30, 2020, we declared a distribution on May 14, 2020 of $0.22 per share that was paid on June 5, 2020 to shareholders of record as of May 29, 2020.

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

Recent Developments

Departure of Certain Officers

On August 2, 2021, Scott Harvey, the Company’s Chief Legal Officer and Chief Compliance Officer, resigned from such positions and from his employment with the Company in connection with his retirement. The Board accepted Mr. Harvey’s resignation, and there was no disagreement between Mr. Harvey and the Company on any matter relating to the Company’s operations, policies or practices. Also on August 2, 2021, the Board appointed Sarah Stanton as the Chief Compliance Officer of the Company. Ms. Stanton also serves, and will continue to serve, as the General Counsel and Secretary of the Company.

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

As of June 30, 2021, approximately 49.3% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime, and approximately 50.7% of our debt investments based on outstanding principal balance represented fixed-rate investments. In addition, borrowings under the Credit Facility are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%.

Based on our Consolidated Statements of Operations as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating rate instruments) and the hypothetical base rate changes in the three-month LIBOR on our Credit Facility and there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$6,800	$2,100	$4,700
Up 200 basis points	$4,276	$1,400	$2,876
Up 100 basis points	$1,989	$700	$1,289
Down 100 basis points	$—	$(83)	$83
Down 200 basis points	$—	$(83)	$83
Down 300 basis points	$—	$(83)	$83

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of June 30, 2021, we had two foreign domiciled portfolio companies. Our exposure to currency risk related to the debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. Our equity investments in such portfolio companies are also settled using U.S. dollars. No other investments at June 30, 2021 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, during the six months ended June 30, 2021, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions (the “ARRC”), is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Furthermore, under the Credit Facility with Credit Suisse, borrowings generally will bear interest at a rate of the three-month LIBOR plus 3.25%. If LIBOR ceases to exist, we will need to renegotiate certain terms of the Credit Facility. If we are unable to do so, amounts drawn under the Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2021, pursuant to its amended and restated distribution reinvestment plan, the Company issued 75,999 shares of its common stock, at a price of $14.92 per share, to stockholders of record as of March 31, 2021 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act.

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

4.8	Form of 6.00% Convertible Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.7 hereto).
10.1	2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021).
10.2	Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: August 5, 2021	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2021	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)