Form 10-Q
period 2021-09-30
Trinity Capital Inc.
filed 2021-11-04
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 3, 2021, the registrant had 27,202,146 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $37,934 and $57,072, respectively)	$30,672	$48,730
Affiliate investments (cost of $41,475 and $20,653, respectively)	34,309	27,650
Non-control / Non-affiliate investments (cost of $559,305 and $420,611, respectively)	612,265	417,271
Total investments (cost of $638,714 and $498,336, respectively)	677,246	493,651
Cash and cash equivalents	25,313	44,656
Restricted cash	15,000	16,445
Interest receivable	4,481	3,468
Prepaid expenses	1,025	744
Other assets	4,342	744
Total assets	$727,407	$559,708

LIABILITIES
2026 Notes, net of $2,564, and $0, respectively, of unamortized deferred financing costs	$122,436	$—
2025 Notes, net of $3,902, and $4,697, respectively, of unamortized deferred financing costs	121,098	120,303
Convertible Notes, net of $2,650, and $3,448, respectively, of unamortized deferred financing costs and discount	47,350	46,552
Credit Facility, net of $526 and $2,107, respectively, of unamortized deferred financing costs	9,474	132,893
Distribution payable	8,959	4,947
Security deposits	7,705	7,874
Accounts payable, accrued expenses and other liabilities	11,379	8,391
Total liabilities	328,401	320,960

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 27,148,096 and 18,321,274 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	27	18
Paid-in capital in excess of par	370,442	263,366
Distributable earnings/(accumulated loss)	28,537	(24,636)
Total net assets	399,006	238,748
Total liabilities and net assets	$727,407	$559,708
NET ASSET VALUE PER SHARE	$14.70	$13.03

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
INVESTMENT INCOME:
Interest income:
Control investments	$1,288	$1,045	$3,860	$2,617
Affiliate investments	273	144	1,155	876
Non-Control / Non-Affiliate investments	19,098	11,372	50,103	33,322
Total interest income	20,659	12,561	55,118	36,815
Fee income:
Non-Control / Non-Affiliate investments	1,131	965	3,468	2,808
Total fee income	1,131	965	3,468	2,808
Total investment income	21,790	13,526	58,586	39,623

EXPENSES:
Interest expense and other debt financing costs	5,112	3,893	14,153	12,433
Compensation and benefits	3,677	2,904	11,043	5,983
Professional fees	762	733	1,979	1,913
General and administrative	1,116	381	2,955	1,209
Total expenses	10,667	7,911	30,130	21,538

NET INVESTMENT INCOME	11,123	5,615	28,456	18,085

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	(2,725)	—	(2,725)	—
Affiliate investments	—	—	1,491	—
Non-Control / Non-Affiliate investments	3,391	(1,490)	6,490	(4,374)
Net realized gain/(loss) from investments	666	(1,490)	5,256	(4,374)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	13,172	818	1,088	(7,350)
Affiliate investments	(5,960)	2,605	(14,165)	471
Non-Control / Non-Affiliate investments	8,180	4,786	56,575	(7,081)
Net change in unrealized appreciation/(depreciation) from investments	15,392	8,209	43,498	(13,960)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS BEFORE FORMATION COSTS	27,181	12,334	77,210	(249)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(15,586)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$27,181	$12,334	$77,210	$(15,835)

NET INVESTMENT INCOME PER SHARE - BASIC	$0.42	$0.31	$1.11	$1.00
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.40	0.31	$1.08	$1.00

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$1.02	$0.68	$3.02	$(0.88)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.94	$0.68	$2.77	$(0.88)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	26,641,084	18,166,491	25,569,565	18,033,173
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	29,974,419	18,166,491	28,902,900	18,033,173

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended September 30, 2021:

				Distributable
				Earnings /
	Common Stock		Paid In Capital	(Accumulated	Total
	Shares	Par Value	in Excess of Par	Loss)	Net Assets
Balance as of June 30, 2021	26,491,274	$26	$369,379	$10,315	$379,720
Issuance of common stock pursuant to distribution reinvestment plan	63,390	—	915	—	915
Stock based compensation	—	—	149	—	149
Issuance of restricted stock	593,432	1	(1)	—	—
Distributions to stockholders	—	—	—	(8,959)	(8,959)
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,123	11,123
Net realized gain/(loss) from investments	—	—	—	666	666
Net unrealized appreciation/(depreciation) from investments	—	—	—	15,392	15,392
Balance as of September 30, 2021	27,148,096	$27	$370,442	$28,537	$399,006

Three Months Ended September 30, 2020:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of June 30, 2020	18,137,600	$18	$261,292	$(32,664)	$228,646
Issuance of common stock pursuant to distribution reinvestment plan	98,443	—	1,242	—	1,242
Distributions to stockholders	—	—	—	(4,897)	(4,897)
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,615	5,615
Net realized gain/(loss) from investments	—	—	—	(1,490)	(1,490)
Net unrealized appreciation/(depreciation) from investments	—	—	—	8,209	8,209
Balance as of September 30, 2020	18,236,043	$18	$262,534	$(25,227)	$237,325

Nine Months Ended September 30, 2021:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2020	18,321,274	$18	$263,366	$(24,636)	$238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Issuance of common stock pursuant to distribution reinvestment plan	227,099	—	3,190	—	3,190
Stock based compensation	—	—	149	—	149
Issuance of restricted stock	593,432	1	(1)	—	—
Distributions to stockholders	—	—	—	(24,037)	(24,037)
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	28,456	28,456
Net realized gain/(loss) from investments	—	—	—	5,256	5,256
Net unrealized appreciation/(depreciation) from investments	—	—	—	43,498	43,498
Balance as of September 30, 2021	27,148,096	$27	$370,442	$28,537	$399,006

Nine Months Ended September 30, 2020:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2019	10	$—	$—	$(524)	$(524)
Issuance of shares related to Formation Transaction (1)	9,716,517	10	145,738	—	145,748
Issuance of common stock, net of issuance costs	8,333,333	8	114,463	—	114,471
Issuance of common stock pursuant to distribution reinvestment plan	186,183	—	2,333	—	2,333
Distributions to stockholders	—	—	—	(8,868)	(8,868)
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	18,085	18,085
Net realized gain/(loss) from investments	—	—	—	(4,374)	(4,374)
Net unrealized appreciation/(depreciation) from investments	—	—	—	(13,960)	(13,960)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(15,586)	(15,586)
Balance as of September 30, 2020	18,236,043	$18	$262,534	$(25,227)	$237,325

(1)	See “Note 1 - Organization and Basis of Presentation”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$77,210	$(15,835)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(358,450)	(137,505)
Proceeds from sales and paydowns of investments	240,132	118,644
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	(43,215)	13,960
Net realized gain/(loss) from investments	(5,256)	4,374
Accretion of original issue discounts and end of term payments on investments	(16,807)	(7,810)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	15,586
Amortization of deferred financing costs	2,850	2,182
Share-based compensation	149
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(1,013)	(2,045)
(Increase)/Decrease in prepaid expenses	(281)	(511)
(Increase)/Decrease in other assets	(2,441)	(217)
Increase/(Decrease) in security deposits	(169)	2,811
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	2,991	3,522
Increase/(Decrease) in due to related party	—	(1,058)
Net cash provided by/(used in) operating activities	(104,300)	(3,902)

Cash flows provided by/(used in) investing activities:
Formation Transactions of Legacy Funds, net of cash acquired (1)	—	(89,515)
Acquisition of Trinity Capital Holdings	—	(2,211)
Acquisition of fixed assets	(1,157)	(61)
Net cash provided by/(used in) investing activities	(1,157)	(91,787)

Cash flows provided by/(used in) financing activities
Issuance of common stock	112,088	125,000
Common stock issuance costs	(7,880)	(10,529)
Cash distributions paid	(16,835)	(6,535)
Proceeds from issuance of 2025 Notes	—	125,000
Financing costs paid related to 2025 Notes	(85)	(5,610)
Proceeds from issuance of 2026 Notes	125,000	—
Financing costs paid related to 2026 Notes	(2,619)	—
Proceeds under Credit Facility	71,000	(85,000)
Repayments under Credit Facility	(196,000)	10,000
Financing costs paid related to credit facility	—	(3,983)
Net cash provided by/(used in) financing activities	84,669	148,343

Net increase/(decrease) in cash, cash equivalents and restricted cash	(20,788)	52,654
Cash, cash equivalents and restricted cash at beginning of period	61,101	—
Cash, cash equivalents and restricted cash at end of period	$40,313	$52,654

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$9,618	$9,592
Shares issued to Trinity Capital Holdings (1)	$—	$8,000
Assumption of severance liability (1)	$—	$3,508
Shares issued to the Legacy Investors as part of the Formation Transactions (1)	$—	$137,748
Accrued but unpaid distributions	$8,959	$—
Value of shares issued in connection with the distribution reinvestment plan	$3,190	$2,333
Non-cash settlement of investments	$5,065	$731

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$25,313	$36,323
Restricted cash	15,000	16,331
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$40,313	$52,654

(1)	See “Note 1 - Organization and Basis of Presentation”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation (7)
SeaOn Environmental, LLC	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$1,378	$1,726	$1,715

Gabi Personal Insurance Agency, Inc.	Secured Loan⁽¹⁴⁾	August 6, 2021	September 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 5.5% ⁽⁸⁾	$5,000	$4,924	$5,275

Sub-total: Administrative and Support and Waste Management and Remediation (0.5%)*					$6,378	$6,650	$6,990

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	January 1, 2026	Variable interest rate LIBOR + 11.0% or Floor rate 10.1% ⁽⁸⁾	$10,000	$9,197	$9,197

Robotany, Inc.	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,322	$1,545	$1,593

Sub-total: Agriculture, Forestry, Fishing and Hunting (4.8%)*					$11,322	$10,742	$10,790

Construction (7)
Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$365	$394	$395
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	453	481	480
	Equipment Financing (19)	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	447	479	478
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	659	692	690
	Equipment Financing (19)	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	994	1,037	1,037
Total Dandelion Energy, Inc.					2,918	3,083	3,080

Project Frog, Inc. (21)	Secured Loan	April 30, 2020	December 1, 2023	Fixed interest rate 12.0%	$4,128	$4,063	$3,757

Sub-total: Construction (1.9%)*					$7,046	$7,146	$6,837

Educational Services (7)
Medical Sales Training Holding Company	Secured Loan	March 18, 2021	April 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$6,000	$5,993	$6,026
	Secured Loan	July 21, 2021	August 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	1,983	1,983
Total Medical Sales Training Holding Company					8,000	7,976	8,009

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	September 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	$7,500	$7,546	$7,546
	Secured Loan	August 10, 2021	March 1, 2026	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	2,500	2,493	2,493
Total Yellowbrick Learning, Inc.					10,000	10,039	10,039

Sub-total: Educational Services (3.6%)*					$18,000	$18,015	$18,048

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Debt Securities, Continued

Finance and Insurance (7)
DailyPay, Inc.	Secured Loan	September 30, 2020	November 1, 2024	Variable interest rate Prime + 5.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	$20,000	$20,195	$20,682
	Secured Loan	December 30, 2020	January 1, 2025	Variable interest rate Prime + 5.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	5,000	5,041	5,149
Total DailyPay, Inc.					25,000	25,236	25,831

Petal Card, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$10,000	$10,112	$10,040
	Secured Loan (12)(14)	January 28, 2021	January 1, 2024	Variable interest rate Prime + 4.3% or Floor rate 11.5% ⁽⁸⁾	8,235	9,214	9,603
	Secured Loan	August 6, 2021	October 1, 2024	Variable interest rate Prime + 11.0% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	7,000	6,798	6,800
					25,235	26,124	26,443

Sub-total: Finance and Insurance (10.7%)*					$50,235	$51,360	$52,274

Health Care and Social Assistance (7)
FemTec Health, Inc.	Secured Loan	July 23, 2021	February 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$10,000	$10,517	$10,127
	Secured Loan	July 23, 2021	September 1, 2022	Fixed interest rate 11.0%; EOT 0.0%	2,151	2,151	2,171
	Secured Loan	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	3,000	3,000	3,000
Total FemTec Health, Inc. (21)					15,151	15,668	15,298

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$5,000	$4,905	$4,959
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	5,000	4,780	4,819
Total Lark Technologies, Inc.					10,000	9,685	9,778

WorkWell Prevention & Care Inc.	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,646	$3,614
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%	700	722	693
Total WorkWell Prevention & Care Inc. (21)					4,070	4,368	4,307

Sub-total: Health Care and Social Assistance (3.7%)*					$29,221	$29,721	$29,383

Information (7)

Firefly Systems, Inc.	Equipment Financing	January 29, 2020	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$2,609	$2,986	$2,953
	Equipment Financing	August 28, 2020	September 1, 2023	Fixed interest rate 8.9%; EOT 10.0%	2,382	2,609	2,594
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 8.8%; EOT 10.0%	290	315	314
Total Firefly Systems, Inc.					5,281	5,910	5,861

Gobiquity, Inc.	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$122	$250	$244

Group Nine Media, Inc.	Secured Loan⁽¹⁴⁾	September 17, 2021	October 1, 2026	Variable interest rate Prime + 3.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	$20,000	$19,907	$19,907

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$12,000	$11,837	$11,934
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	8,000	7,858	7,925
Total Rigetti & Co, Inc.					20,000	19,695	19,859

Smule, Inc.	Secured Loan (15)	July 1, 2020	January 1, 2022	Fixed interest rate 0.0%	$40	$40	$40

Stratifyd, Inc.	Secured Loan⁽¹⁴⁾	September 3, 2021	December 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$6,000	$5,921	$5,921

Whip Networks, Inc.	Secured Loan⁽¹⁴⁾	June 14, 2021	July 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$5,000	$4,973	$5,014
	Secured Loan⁽¹⁴⁾	September 10, 2021	July 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	1,000	991	991
Total Whip Networks, Inc.					6,000	5,964	6,005

Sub-total: Information (8.3%)*					$57,443	$57,687	$57,837

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing (7)
Circle Media Labs, Inc.	Secured Loan⁽¹⁴⁾	May 5, 2021	June 1, 2025	Variable interest rate Prime + 5.3% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$5,000	$4,977	$2,700

Daring Foods, Inc.	Equipment Financing⁽¹⁴⁾	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$438	$443	$445
	Equipment Financing⁽¹⁴⁾	July 7, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 7.5%	2,079	2,072	2,072
	Equipment Financing⁽¹⁴⁾	August 17, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 7.5%	1,018	1,009	1,009
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	591	584	584
Total Daring Foods, Inc.					4,126	4,108	4,110

Footprint International Holding, Inc.	Equipment Financing	February 14, 2020	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$11,691	$12,544	$12,597
	Secured Loan	June 22, 2020	November 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	6,837	7,110	7,097
Total Footprint International Holding, Inc.					18,528	19,654	19,694

Happiest Baby, Inc.	Equipment Financing	January 16, 2020	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$524	$669	$654
	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	456	563	561
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	463	550	552
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	640	723	722
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	965	1,032	1,034
	Equipment Financing	January 22, 2021	May 1, 2025	Fixed interest rate 8.4%; EOT 9.5%	816	851	853
Total Happiest Baby, Inc.					3,864	4,388	4,376

Health-Ade, LLC	Equipment Financing	January 16, 2020	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$434	$1,027	$1,012
	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	324	616	607
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	1,011	1,603	1,583
Total Health-Ade, LLC					1,769	3,246	3,202

Hi-Power, LLC	Equipment Financing⁽¹⁴⁾	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$7,000	$6,983	$6,983

Mainspring Energy, Inc.	Secured Loan	January 16, 2020	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$6,423	$6,682	$6,702
	Secured Loan	November 20, 2020	December 1, 2024	Fixed interest rate 11.0%; EOT 3.8%	5,500	5,392	5,511
Total Mainspring Energy, Inc.					11,923	12,074	12,213

Miyoko's Kitchen	Equipment Financing	February 19, 2020	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$329	$392	$392
	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	586	646	646
	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	512	538	538
	Equipment Financing	June 25, 2021	December 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	541	551	552
Total Miyoko's Kitchen					1,968	2,127	2,128

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$1,955	$2,101	$2,089
	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	430	458	455
	Equipment Financing	December 18, 2020	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	709	743	737
	Equipment Financing	August 25, 2021	March 1, 2025	Fixed interest rate 8.9%; EOT 10.0%	527	530	530
Total Molekule, Inc.					3,621	3,832	3,811

Nexii Building Solutions, Inc.	Secured Loan⁽¹⁰⁾⁽¹⁴⁾	August 27, 2021	September 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	$10,000	$9,515	$9,515

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing, Continued (7)
Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 3.3% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$17,500	$17,256	$17,402

Store Intelligence, Inc. (21)	Secured Loan (18)	May 2, 2020	August 1, 2024	Fixed interest rate 12.0%; EOT 7.7%	$11,761	$12,153	$6,919

Tarana Wireless, Inc.	Secured Loan⁽¹⁴⁾	June 30, 2021	July 1, 2025	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$18,500	$17,540	$17,373

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$536	$555	$556

Vertical Communications, Inc.	Secured Loan	August 23, 2021	March 1, 2026	Fixed interest rate 11.0%; EOT 23.8%	$13,300	$14,796	$13,493

VitaCup, Inc.	Secured Loan⁽¹⁴⁾	June 23, 2021	July 1, 2025	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,454	$5,505

Sub-total: Manufacturing (31.7%)*					$134,896	$138,658	$129,980

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Pharmaceutical (7)
Zosano Pharma Corporation	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$934	$1,519	$1,449
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	778	1,094	1,045
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,042	1,273	1,233
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,235	1,446	1,416
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	943	1,093	1,065
Total Zosano Pharma Corporation					4,932	6,425	6,208

Sub-total: Pharmaceutical (1.9%)*					$4,932	$6,425	$6,208

Professional, Scientific, and Technical Services (7)
BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$582	$753	$749
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	80	99	98
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	641	772	769
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	131	155	154
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	136	160	159
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	139	161	160
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	469	540	537
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	628	716	712
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	552	625	621
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	569	638	635
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	498	557	554
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	152	168	170
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	991	1,093	1,092
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	1,085	1,172	1,168
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	196	209	209
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	2,466	2,548	2,551
Total BackBlaze, Inc.					9,315	10,366	10,338

Commonwealth Fusion Systems LLC	Equipment Financing⁽¹⁴⁾	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$2,345	$2,341	$2,341

Core Scientific, Inc.	Equipment Financing⁽¹⁴⁾	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$1,000	$1,002	$1,002

Edeniq, Inc.	Secured Loan	January 16, 2020	September 1, 2021	Fixed interest rate 18.0%	$1,726	$36	$2,211
	Secured Loan	January 16, 2020	September 1, 2021	Fixed interest rate 18.0%	1,290	27	1,668
Total Edeniq, Inc. (21)					3,016	63	3,879

Emerald Cloud Lab, Inc.	Equipment Financing⁽¹⁴⁾	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$10,059	$10,158	$10,158

Emergy, Inc.	Equipment Financing⁽¹⁴⁾	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$475	$491	$492

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Professional, Scientific, and Technical Services, Continued
Greenlight Biosciences Inc.	Equipment Financing	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$2,828	$2,867	$2,883
	Equipment Financing	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	4,042	4,041	4,084
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	2,165	2,138	2,138
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,254	1238	1,238
Total Greenlight Biosciences Inc.					10,289	10,284	10,343

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Fixed interest rate 11.8%; EOT 16.4%	$6,149	$6,744	$5,430

PebblePost, Inc.	Secured Loan⁽¹⁴⁾	May 7, 2021	June 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,500	$12,394	$12,504

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$243	$251	$252
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	1,521	1,621	1,632
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	460	480	484
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	700	726	733
Total Pendulum Therapeutics, Inc.					2,924	3,078	3,101

Reciprocity, Inc.	Secured Loan	September 25, 2020	October 1, 2024	Variable interest rate Prime + 3.3% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	$10,000	$9,951	$9,938
	Secured Loan	April 29, 2021	May 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	5,000	4,970	4,922
Total Reciprocity, Inc.					15,000	14,921	14,860

Sun Basket, Inc.	Secured Loan	December 31, 2020	December 1, 2024	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 5.0% ⁽⁸⁾	$18,375	$18,276	$18,388

Utility Associates, Inc.	Secured Loan (18)	January 16, 2020	September 30, 2023	PIK Fixed interest rate 11.0% (20)	$750	$830	$697

ZenDrive, Inc.	Secured Loan⁽¹⁴⁾	July 16, 2021	August 1, 2026	Variable interest rate Prime + 3.3% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$14,856	$14,856

Sub-total: Professional, Scientific, and Technical Services (20.6%)*					$107,197	$105,804	$108,389

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Real Estate (7)
Knockaway, Inc.	Secured Loan	January 16, 2020	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$7,799	$7,985	$7,995
	Secured Loan	January 16, 2020	February 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,076	2,117	2,129
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,138	2,177	2,190
Total Knockaway, Inc.					12,013	12,279	12,314

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,012	$5,052
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,472	12,580
Total Orchard Technologies, Inc.					17,500	17,484	17,632

Wanderjaunt, Inc.	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$277	$309	$304
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	905	1,036	1,030
Total Wanderjaunt, Inc.					1,182	1,345	1,334

Sub-total: Real Estate (5.2%)*					$30,695	$31,108	$31,280

Rental and Leasing Services(7)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$3,764	$3,968	$4,110
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,423	1,487	1,496
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	619	642	649
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	1,954	2,027	2,047
Total EquipmentShare, Inc.					7,760	8,124	8,302

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$17,735	$17,735

Sub-total: Rental and Leasing Services (8.1%)*					$25,760	$25,859	$26,037

Retail Trade (7)
Gobble, Inc.	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$2,543	$2,712	$2,717
	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,279	1,364	1,366
Total Gobble Inc.					3,822	4,076	4,083

Portofino Labs, Inc.	Secured Loan⁽¹⁴⁾	December 31, 2020	July 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$2,000	$2,006	$2,017
	Secured Loan⁽¹⁴⁾	March 12, 2021	October 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	3,000	2,881	2,900
	Secured Loan⁽¹⁴⁾	April 1, 2021	November 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	2,000	1,840	1,856
Total Portofino Labs, Inc.					7,000	6,727	6,773

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 4.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$5,500	$5,499	$5,464

UnTuckIt, Inc.	Secured Loan	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$15,000	$15,797	$15,139

Sub-total: Retail Trade (18.7%)*					$31,322	$32,099	$31,459

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Space Research and Technology (7)

Axiom Space, Inc.	Secured Loan⁽¹⁴⁾	May 28, 2021	June 1, 2026	Variable interest rate Prime + 3.3% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$29,744	$29,959

Sub-total: Space Research and Technology (7.8%)*					$30,000	$29,744	$29,959

Utilities (7)
Invenia, Inc.	Secured Loan⁽¹⁰⁾	January 16, 2020	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$4,383	$4,841	$4,789
	Secured Loan⁽¹⁰⁾	January 16, 2020	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	2,390	2,595	2,583
	Secured Loan⁽¹⁰⁾	January 16, 2020	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,419	2,515	2,556
	Secured Loan⁽¹⁰⁾	January 17, 2020	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,326	3,473	3,507
	Secured Loan⁽¹⁰⁾	June 8, 2020	July 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,812	3,909	3,998
	Secured Loan⁽¹⁰⁾	October 29, 2020	November 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	5,000	5,087	5,203
Total Invenia, Inc. (10)					21,330	22,420	22,636

Sub-total: Utilities (6.4%)*					$21,330	$22,420	$22,636

Wholesale Trade (7)
BaubleBar, Inc.	Secured Loan	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$3,997	$4,886	$4,634

Grandpad, Inc.	Equipment Financing⁽¹⁴⁾	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$2,078	$2,157	$2,167
	Equipment Financing⁽¹⁴⁾	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	2,655	2,743	2,755
Total Grandpad, Inc.					4,733	4,900	4,922

Sub-total: Wholesale Trade (2.8%)*					$8,730	$9,786	$9,556

Total: Debt Securities (136.5%)* (13)					$574,507	$583,224	$577,663

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Administrative and Support and Waste Management and Remediation (7)

Gabi Personal Insurance Agency, Inc.	Warrant⁽¹⁴⁾	August 6, 2031	August 6, 2031	Common Stock	123,058	$0.81	$58	$900

Sub-Total: Administrative and Support and Waste Management and Remediation (0.7%)*							$58	$900

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$1,747
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	738
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	616
Total Bowery Farming, Inc.							1,187	3,101

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$128	$275

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.7%)*							$1,315	$3,376

Construction (7)
Project Frog, Inc. (21)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA	211,633	$0.19	$9	$1
	Warrant	January 16, 2020	July 26, 2026	Common Stock	180,356	$0.19	9	—
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	78
Total Project Frog, Inc.							38	79

Sub-Total: Construction (0.0%)*							$38	$79

Educational Services (7)
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	3,232	$7.74	$21	$17

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$676

Sub-Total: Educational Services (0.1%)*							$141	$693

Finance and Insurance (7)
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$857

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$447
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	363
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	198	181
Total Petal Card, Inc.							657	991

Realty Mogul	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$19

Sub-Total: Finance and Insurance (0.5%)*							$1,093	$1,867

Health Care and Social Assistance (7)
Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$708
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	737
Total Lark Technologies, Inc.							435	1,445

Sub-Total: Health Care and Social Assistance (0.1%)*							$435	$1,445

Information (7)
Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$24	$4

Figg, Inc.	Warrant⁽¹¹⁾	January 16, 2020	March 31, 2028	Common Stock	935,198	$0.07	$—	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$241

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$25
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	25
Total Gtxcel, Inc.							166	50

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,632

Oto Analytics, Inc.	Warrant	January 16, 2020	August 31, 2028	Preferred Series B	1,018,718	$0.79	$295	$119

RapidMiner, Inc.	Warrant	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$32

Rigetti & Co, Inc.	Warrant	May 18, 2021	May 18, 2031	Common Stock	995,099	$0.21	$506	$2,265

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$84	$84

Sub-Total: Information (0.7%)*							$2,691	$4,427

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Manufacturing (7)
Circle Media Labs, Inc.	Warrant⁽¹⁴⁾	May 5, 2021	May 5, 2031	Common Stock	101,667	$0.31	$29	$—

Daring Foods, Inc.	Warrant⁽¹⁴⁾	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$448

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	26,852	$0.31	$5	$521
	Warrant	June 22, 2020	June 22, 2030	Common Stock	10,836	$0.31	4	210
Total Footprint International Holding, Inc.							9	731

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$233

Lensvector, Inc.	Warrant	January 16, 2020	December 30, 2021	Preferred Series C	85,065	$1.18	$32	$—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$541
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	314
Total Mainspring Energy, Inc.							509	855

Molekule, Inc.	Warrant	June 19, 2020	June 19, 2030	Preferred Series C-1	32,051	$3.12	$16	$26

Nexii Building Solutions, Inc.	Warrant⁽¹⁰⁾⁽¹⁴⁾	August 27, 2021	August 27, 2026	Common Stock	63,071	$15.86	$410	$416

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$204	$314

SBG Labs, Inc.	Warrant	January 16, 2020	June 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$—
	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	—
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	—
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	—
	Warrant	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	—
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	—
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	—
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	—
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	—
Total SBG Labs, Inc.							217	—

Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$816

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$357

Vertical Communications, Inc. (21)	Warrant⁽¹¹⁾	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

VitaCup, Inc.	Warrant⁽¹⁴⁾	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$5

Sub-Total: Manufacturing (1.0%)*							$2,769	$4,201

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Pharmaceutical (7)
Zosano Pharma Corporation	Warrant (9)	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$23

Sub-Total: Pharmaceutical (0.0%)*							$69	$23

Professional, Scientific, and Technical Services (7)
Augmedix, Inc.	Warrant (9)	January 16, 2020	September 3, 2029	Common Stock	580,383	$1.21	$449	$945

Continuity, Inc.	Warrant	January 16, 2020	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$8

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$240
	Warrant	January 16, 2020	November 30, 2027	Preferred Series B	100,000	$1.09	9	54
Total Crowdtap, Inc.							51	294

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Warrant	January 16, 2020	July 28, 2027	Common Stock	497,183	$0.30	$185	$124
	Warrant	January 16, 2020	July 28, 2027	Preferred Series A	104,284	$7.49	14	39
	Warrant	January 16, 2020	July 28, 2027	Preferred Series AA-1	106,841	$7.49	14	1
Total E La Carte, Inc.							213	164

Edeniq, Inc.	Warrant⁽¹¹⁾	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$—
	Warrant⁽¹¹⁾	December 23, 2016	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	—
	Warrant⁽¹¹⁾	January 16, 2020	March 12, 2028	Preferred Series C	5,106,972	$0.44	—	—
	Warrant⁽¹¹⁾	January 16, 2020	October 15, 2028	Preferred Series C	3,850,294	$0.01	—	—
Total Edeniq, Inc. (21)							—	—

Greenlight Biosciences Inc.	Warrant⁽¹⁴⁾	March 29, 2021	March 29, 2031	Common Stock	219,839	$0.82	$139	$842

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$914

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$1,606
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	291
Total Hospitalists Now, Inc.							462	1,897

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Preferred Series AA-1	332,858	$1.47	$34	$2

PebblePost, Inc.	Warrant⁽¹⁴⁾	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$86

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$47
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	31
Total Pendulum Therapeutics, Inc.							80	78

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$113
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	57
Total Reciprocity, Inc.							153	170

Resilinc, Inc.	Warrant	January 16, 2020	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$—

Sun Basket, Inc.	Warrant	January 16, 2020	October 5, 2027	Preferred Series C-2	249,306	$6.02	$111	$53
	Warrant	December 31, 2020	December 29, 2032	Common Stock	118,678	$0.89	545	420
							656	473

Utility Associates, Inc.	Warrant	January 16, 2020	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$—
	Warrant	January 16, 2020	May 1, 2026	Preferred Series A	60,000	$4.54	36	—
	Warrant	January 16, 2020	May 22, 2027	Preferred Series A	200,000	$4.54	120	—
Total Utility Associates, Inc.							211	—

ZenDrive, Inc.	Warrant⁽¹⁴⁾	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$107

Sub-Total: Professional, Scientific, and Technical Services (2.8%)*							$2,741	$5,980

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Real Estate (7)
Egomotion Corporation	Warrant⁽¹¹⁾	January 16, 2020	December 10, 2028	Preferred Series A	60,786	$1.32	$—	$30
	Warrant	January 16, 2020	June 29, 2028	Preferred Series A	121,571	$1.32	219	61
Total Egomotion Corporation							219	91

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Preferred Series B	87,955	$8.53	$209	$140

Sub-Total: Real Estate (0.1%)*							$428	$231

Rental and Leasing Services (7)

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$246
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	236
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	147	148
Total Maxwell Financial Labs, Inc.							202	630

Sub-Total: Rental and Leasing Services (0.1%)*							$202	$630

Retail Trade (7)
Boosted eCommerce, Inc.	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$177

Gobble, Inc.	Warrant	January 16, 2020	May 9, 2028	Common Stock	74,635	$1.20	$73	$95
	Warrant	January 16, 2020	December 27, 2029	Common Stock	10,000	$1.22	617	714
Total Gobble, Inc.							690	809

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$361
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	119
	Warrant	January 16, 2020	May 19, 2029	Common Stock	36,585	$1.23	56	95
Total Madison Reed, Inc.							312	575

Portofino Labs, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	39,659	$1.53	$160	$243
	Warrant⁽¹⁴⁾	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	99
Total Portofino Labs, Inc.							259	342

Super73, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$69

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$127

Sub-Total: Retail Trade (0.6%)*							$1,847	$2,099

Space Research and Technology (7)
Axiom Space, Inc.	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$127
	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	40
Total Axiom Space, Inc.							160	167

Sub-Total: Space Research and Technology (0.0%)*							$160	$167

Wholesale Trade (7)
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$755
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	85
Total BaubleBar, Inc.							710	840

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$116	$559

Sub-Total: Wholesale Trade (0.2%)*							$826	$1,399

Total: Warrant Investments (7.0%)* (13)							$14,813	$27,517

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal		Series	Cost	Fair Value (6)
Equity Investments
Construction (7)
Project Frog, Inc.	Equity	January 16, 2020		4,383,173	Preferred Series AA-1⁽¹⁷⁾	$352	$53
	Equity	January 16, 2020		3,401,427	Preferred Series BB⁽¹⁷⁾	1,333	10
	Equity	August 3, 2021		6,634,061	Common Stock	1,684	188
	Equity	August 3, 2021		3,379,887	Preferred Series CC⁽¹⁷⁾	1,253	1,011
Total Project Frog, Inc. (21)						4,622	1,262

Sub-Total: Construction (0.3%)*						$4,622	$1,262

Health Care and Social Assistance (7)
FemTec, Inc. (21)	Equity	July 22, 2021		1,098,093	Common Stock	$13,046	$12,092

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021		32,416	Preferred Series D⁽¹⁷⁾	$500	$500

WorkWell Prevention & Care Inc.	Equity	January 16, 2020		7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020		3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity	January 16, 2020	$		Convertible Note⁽¹⁶⁾	2,519	1,402
Total WorkWell Prevention & Care Inc. (21)						6,020	1,402

Sub-Total: Health Care and Social Assistance (0.6%)*						$19,566	$13,994

Manufacturing (7)
indie Semiconductor, Inc.	Equity (9)	June 2, 2021		196,346	Common Stock	$31	$2,281

Lucid Motors, Inc.	Equity (9)	July 26, 2021		1,867,973	Common Stock	$8,560	$39,961

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021		3,321	Preferred Series B-1⁽¹⁷⁾	$500	$500

Store Intelligence, Inc. (21)	Equity	May 2, 2020		1,430,000	Preferred Series A⁽¹⁷⁾	$608	$—

Vertical Communications, Inc.	Equity⁽¹¹⁾	January 16, 2020		3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity	January 16, 2020		$5,500	Convertible Note⁽¹⁶⁾	3,966	2,492
Total Vertical Communications, Inc. (21)						3,966	2,492

Sub-Total: Manufacturing (11.3%)*						$13,665	$45,234

Professional, Scientific, and Technical Services (7)
Dynamics, Inc.	Equity	January 16, 2020		17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Matterport, Inc.	Equity (9)	July 23, 2021		571,941	Common Stock	$434	$9,569

Edeniq, Inc.	Equity⁽¹¹⁾	January 16, 2020		2,527,449	Preferred Series B⁽¹⁷⁾	$—	$—
	Equity⁽¹¹⁾	January 16, 2020		2,441,082	Preferred Series C⁽¹⁷⁾	—	—
	Equity⁽¹¹⁾	January 16, 2020		$1,303	Convertible Note⁽¹⁶⁾	—	—
Total Edeniq, Inc. (21)						—	—

Emergy, Inc.	Equity	June 28, 2021		75,958	Preferred Series B⁽¹⁷⁾	$500	$500

Sub-Total: Professional, Scientific, and Technical Services (0.1%)*						$1,324	$10,069

Real Estate (7)
Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021		74,406	Preferred Series D⁽¹⁷⁾	$500	$500

Sub-Total: Real Estate (0.0%)*						$500	$500

Rental and Leasing Services (7)
Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021		135,641	Preferred Series B⁽¹⁷⁾	$500	$507

Sub-Total: Rental and Leasing Services (0.1%)*						$500	$507

Space Research and Technology (7)

Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021		$500	Convertible Note⁽¹⁶⁾	$500	$500

Sub-Total: Rental and Leasing Services (0.0%)*						$500	$500

Total: Equity Investments (13.8%)* (13)						$40,677	$72,066

Total Investment in Securities (157.4%)*						$638,714	$677,246

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund						$39,724	$39,724
Other cash accounts						589	589
Cash, Cash Equivalents, and Restricted Cash (9.1%)*						40,313	40,313

Total Portfolio Investments and Cash and Cash Equivalents (166.5% of net assets)						$679,027	$717,559

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

(1)	All portfolio companies are located in North America. As of September 30, 2021, the Company had two foreign domiciled portfolio companies, which are based in Canada and, in total, represent 4.5% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions, investment date is January 16, 2020, the date of the Formation Transactions.
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
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	Except as noted, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(8)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.25% and 1-month USD LIBOR was 0.08% as of September 30, 2021
(9)	Asset is valued using Level 2 inputs.
(10)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended. The Company’s percentage of non-qualifying assets at fair value represents 4.5% of the Company’s total assets as of September 30, 2021. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Invenia, Inc. and Nexii, Inc. are Canadian corporations.
(11)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transactions.

(12)	Investment is a secured loan warehouse facility collateralized by interest in specific assets that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facility will occur over the amortizing period unless otherwise prepaid.
(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(17)	Preferred stock represent investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(18)	Investment is on non-accrual status as of September 30, 2021, and is therefore considered non-income producing.
(19)	Investment has an unfunded commitment as of September 30, 2021 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(20)	Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected.

(21)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of September 30, 2021, along with transactions during the nine months ended September 30, 2021 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2020	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	September 30, 2021	Income
For the Nine Months Ended September 30, 2021
Control Investments
Birchbox, Inc.	$19,369	$5,569	$(23,548)	$(2,725)	$1,335	$—	$576
Edeniq, Inc.	1,507	504	(2,305)	—	4,174	3,880	1,030
Project Frog, Inc.	4,516	1,302	(20)	—	(701)	5,097	409
Vertical Communications, Inc.	16,953	1,376	(325)	—	(2,019)	15,985	1,575
WorkWell Prevention and Care Inc.	6,385	1,026	—	—	(1,701)	5,710	270
Total Control Investments	$48,730	$9,777	$(26,198)	$(2,725)	$1,088	$30,672	$3,860

Affiliate Investments
FemTec Health, Inc.	$—	$28,714	$—	$—	$(1,324)	$27,390	$273
Ology Bioservices, Inc.	15,072	—	(9,304)	1,491	(7,259)	—	—
Store Intelligence, Inc.	12,578	163	(240)	—	(5,582)	6,919	882
Total Affiliate Investments	$27,650	$28,877	$(9,544)	$1,491	$(14,165)	$34,309	$1,155

Total Control and Affiliate Investments	$76,380	$38,654	$(35,742)	$(1,234)	$(13,077)	$64,981	$5,015

(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation (2)
SeaOn Environmental, LLC	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$2,134	$2,370	$2,328

Sub-total: Administrative and Support and Waste Management and Remediation (1.0%)*					$2,134	$2,370	$2,328

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.5%; EOT 8.5%	$2,481	$2,742	$2,574
	Equipment Financing	January 16, 2020	February 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	2,453	2,650	2,684
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 8.7%; EOT 8.5%	3,054	3,259	3,303
	Equipment Financing	December 22, 2020	January 1, 2024	Fixed interest rate 7.5%; EOT 8.5%	10,000	9,912	9,912
Total Bowery Farming, Inc.					17,988	18,563	18,473

Robotany, Inc.	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,667	$1,720	$1,709

Sub-total: Agriculture, Forestry, Fishing and Hunting (8.5%)*					$19,655	$20,283	$20,182

Construction (2)
Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$460	$467	$471
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	545	551	551
	Equipment Financing (12)	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	558	563	563
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	791	791	791
Total Dandelion Energy, Inc.					2,354	2,372	2,376

Project Frog, Inc. (20)	Secured Loan	April 30, 2020	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,045	$4,029

Sub-total: Construction (2.7%)*					$6,482	$6,417	$6,405

Educational Services (2)
Examity, Inc.	Secured Loan	January 16, 2020	February 1, 2022	Fixed interest rate 11.5%; EOT 8.0%	$3,280	$4,028	$3,994
	Secured Loan	January 16, 2020	February 1, 2022	Fixed interest rate 11.5%; EOT 4.0%	3,516	1,775	1,775
	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 12.25%; EOT 4.0%	1,658	1,005	1,004
Total Examity, Inc.					8,454	6,808	6,773

Qubed, Inc. dba Yellowbrick	Secured Loan	January 16, 2020	October 1, 2023	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 5.0% (9)	$1,906	$1,950	$1,957
	Secured Loan	January 16, 2020	October 1, 2023	Fixed interest rate 11.5%; EOT 4.0%	476	481	493
Total Qubed, Inc. dba Yellowbrick					2,382	2,431	2,450

Sub-total: Educational Services (3.9%)*					$10,836	$9,239	$9,223

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)

Debt Securities, Continued

Finance and Insurance (2)
DailyPay, Inc.	Secured Loan	September 30, 2020	November 1, 2024	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (9)	$20,000	$19,800	$20,062
	Secured Loan	December 30, 2020	January 1, 2025	Variable interest rate PRIME + 7.0% or Floor rate 12.0%; EOT 6.0% (9)	5,000	4,939	4,939
Total DailyPay, Inc.					25,000	24,739	25,001

Petal Card, Inc.	Secured Loan	January 16, 2020	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$9,998	$10,116

Sub-total: Finance and Insurance (14.7%)*					$35,000	$34,737	$35,117

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate PRIME + 8.3% or Floor rate 11.5%; EOT 4.0% (9)	$5,000	$4,809	$4,874

WorkWell Prevention & Care Inc.	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,608	$3,493
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	700	734	693
Total WorkWell Prevention & Care Inc. (20)					4,070	4,342	4,186

Sub-total: Health Care and Social Assistance (3.8%)*					$9,070	$9,151	$9,060

Information (2)
Firefly Systems, Inc.	Equipment Financing	January 29, 2020	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$3,946	$4,080	$4,052
	Equipment Financing	August 28, 2020	September 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	3,208	3,308	3,307
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	386	396	396
Total Firefly Systems, Inc.					7,540	7,784	7,755

Gobiquity, Inc.	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$296	$394	$395

Hytrust, Inc.	Secured Loan	January 16, 2020	February 1, 2021	Fixed interest rate 11.1%; EOT 10.5%	$194	$717	$621

Oto Analytics, Inc.	Secured Loan	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	$7,294	$7,755	$7,735

RapidMiner, Inc.	Secured Loan	January 16, 2020	April 1, 2024	Fixed interest rate 12.0%; EOT 7.5%	$10,000	$10,099	$10,113

Smule, Inc.	Secured Loan	July 1, 2020	January 1, 2022	Fixed interest rate 0.0% (15)	$145	$145	$145

STS Media, Inc. (11)	Secured Loan	January 16, 2020	May 1, 2022	Fixed interest rate 11.9%; EOT 4.0%	$7,811	$737	$100

Unitas Global, Inc.	Equipment Financing	January 16, 2020	July 1, 2021	Fixed interest rate 9.0%; EOT 12.0%	$580	$938	$921
	Equipment Financing	January 16, 2020	April 1, 2021	Fixed interest rate 7.8%; EOT 6.0%	53	76	74
Total Unitas Global, Inc.					633	1,014	995

Sub-total: Information (11.7%)*					$33,913	$28,645	$27,859

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing (2)
AyDeeKay LLC	Secured Loan	January 16, 2020	August 1, 2024	Variable interest rate PRIME + 7.5% or Floor rate 10.8%; EOT 3.0% (9)	$12,000	$11,893	$11,779

BHCosmetics, LLC	Equipment Financing	January 16, 2020	March 1, 2021	Fixed interest rate 8.9%; EOT 5.0%	$106	$165	$165
	Equipment Financing	January 16, 2020	April 1, 2021	Fixed interest rate 8.7%; EOT 5.0%	159	217	218
Total BHCosmetics, LLC					265	382	383

Footprint International Holding, Inc.	Equipment Financing	February 14, 2020	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$14,771	$15,244	$15,352
	Secured Loan	June 22, 2020	July 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	7,000	7,095	7,177
Total Footprint International Holding, Inc.					21,771	22,339	22,529

Happiest Baby, Inc.	Equipment Financing	January 16, 2020	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$924	$1,031	$998
	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	748	822	830
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	719	775	786
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	901	953	955
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 7.8%; EOT 9.5%	1,248	1,270	1,278
Total Happiest Baby, Inc.					4,540	4,851	4,847

Health-Ade, LLC	Equipment Financing	January 16, 2020	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$1,361	$1,887	$1,877
	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	784	1,031	1,030
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	1,956	2,436	2,441
Total Health-Ade, LLC					4,101	5,354	5,348

Mainspring Energy, Inc.	Secured Loan	January 16, 2020	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$8,592	$8,759	$8,801
	Secured Loan	November 20, 2020	December 1, 2024	Fixed interest rate 11.0%; EOT 3.8%	5,500	5,267	5,267
Total Mainspring Energy, Inc.					14,092	14,026	14,068

Miyoko's Kitchen	Equipment Financing	February 19, 2020	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$580	$617	$618
	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	867	889	896
Total Miyoko's Kitchen					1,447	1,506	1,514

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$2,526	$2,571	$2,588
	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	542	550	554
	Equipment Financing	December 18, 2020	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	879	879	881
Total Molekule, Inc.					3,947	4,000	4,023

Second Nature Brands, Inc.	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.7%; EOT 11.50%	$2,196	$2,157	$2,144

Store Intelligence, Inc. (20)	Secured Loan	May 2, 2020	June 1, 2024	Fixed interest rate 12.0%; EOT 7.8%	$12,001	$12,232	$11,884

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$612	$604	$604

Vertical Communications, Inc.	Secured Loan	May 1, 2020	November 1, 2024	Fixed interest rate 9.5%; EOT 26.4%	$12,000	$12,937	$12,787
	Secured Loan	June 18, 2020	July 1, 2022	Fixed interest rate 9.5%	807	807	816
Total Vertical Communications, Inc. (20)					12,807	13,744	13,603

Sub-total: Manufacturing (38.9%)*					$89,779	$93,088	$92,726

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Pharmaceutical (2)
Zosano Pharma Corporation	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$2,256	$2,756	$2,530
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	1,501	1,757	1,642
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,608	1,769	1,710
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,787	1,919	1,884
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	1,316	1,420	1,384
Total Zosano Pharma Corporation					8,468	9,621	9,150

Sub-total: Pharmaceutical (3.8%)*					$8,468	$9,621	$9,150

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Secured Loan	January 16, 2020	April 1, 2023	Fixed interest rate 12.0%; EOT 6.5%	$9,422	$9,602	$9,629

BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$907	$1,042	$1,046
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	117	131	132
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	905	1,001	1,006
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	180	196	197
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	185	201	201
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	186	200	201
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	621	670	670
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	822	881	881
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	717	764	763
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	732	775	775
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	636	673	672
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	192	201	206
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	1,246	1,303	1,311
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.5%; EOT 11.5%	1,336	1,374	1,378
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	239	243	237
Total BackBlaze, Inc.					9,021	9,655	9,676

Cuebiq, Inc.	Secured Loan	March 4, 2020	April 1, 2024	Variable interest rate PRIME + 7.3% or Floor rate 12.0%; EOT 4.5% (9)	$5,000	$5,030	$4,963

Edeniq, Inc.	Secured Loan	January 16, 2020	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	$3,039	$1,102	$859
	Secured Loan	January 16, 2020	September 1, 2021	Fixed interest rate 13.0%; EOT 9.5%	2,282	762	648
Total Edeniq, Inc. (11) (20)					5,321	1,864	1,507

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Professional, Scientific, and Technical Services, Continued
Incontext Solutions, Inc.	Secured Loan	January 16, 2020	October 1, 2023	Fixed interest rate 11.75%; EOT 11.4%	$7,149	$7,401	$6,998

Matterport, Inc.	Secured Loan	January 16, 2020	May 1, 2022	Fixed interest rate 11.5%; EOT 5.0%	$4,870	$5,560	$5,599

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$347	$338	$338
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	2,084	2,147	2,164
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	616	620	626
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	894	895	881
Total Pendulum Therapeutics, Inc.					3,941	4,000	4,009

Reciprocity, Inc.	Secured Loan	September 25, 2020	October 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.3%; EOT 2.0% (9)	$10,000	$9,862	$9,805

Sun Basket, Inc.	Secured Loan	December 31, 2020	December 1, 2024	Variable interest rate PRIME + 8.5% or Floor rate 11.8%; EOT 5.0% (9)	18,375	17,831	17,831

Utility Associates, Inc. (11)	Secured Loan	January 16, 2020	October 1, 2023	PIK Fixed interest rate 11.0% (19)	$750	$830	$604

Sub-total: Professional, Scientific, and Technical Services (29.6%)*					$73,849	$71,635	$70,621

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Real Estate (2)
Knockaway, Inc.	Secured Loan	January 16, 2020	December 1, 2023	Fixed interest rate 11.0%; EOT 3.0%	$10,000	$10,103	$10,112
	Secured Loan	January 16, 2020	February 1 , 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,519	2,549
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 11.0%; EOT 3.0%	2,500	2,516	2,548
Total Knockaway, Inc.					15,000	15,138	15,209

Wanderjaunt, Inc.	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$387	$388	$380
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	1,230	1,313	1,296
Total Wanderjaunt, Inc.					1,617	1,701	1,676

Sub-total: Real Estate (9.6%)*					$16,617	$16,839	$16,885

Rental and Leasing Services(2)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 10.7%; EOT 5.0%	$7,538	$7,685	$7,730
	Equipment Financing	July 2, 2020	August 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	864	879	884
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,908	1,935	1,944
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	3,422	3,458	3,470
	Equipment Financing	September 29, 2020	October 1, 2024	Fixed interest rate 8.3%; EOT 10.0%	429	435	435
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	811	818	818
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	2,560	2,581	2,581
	Equipment Financing	November 4, 2020	December 1, 2023	Fixed interest rate 10.1%; EOT 5.0%	2,491	2,506	2,506
	Equipment Financing	December 4, 2020	January 1, 2024	Fixed interest rate 10.1%; EOT 5.0%	1,995	2,002	2,002
	Equipment Financing	December 21, 2020	January 1, 2024	Fixed interest rate 10.5%; EOT 5.0%	797	799	799
Total EquipmentShare, Inc.					22,815	23,098	23,169

Maxwell Financial Labs, Inc.	Secured Loan	October 7, 2020	November 1, 2024	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (9)	$3,000	$2,964	$2,964
	Secured Loan	December 22, 2020	January 1, 2025	Variable interest rate PRIME + 8.0% or Floor rate 11.25%; EOT 4.0% (9)	3,000	2,938	2,938
Total Maxwell Financial Labs, Inc.					6,000	5,902	5,902

Sub-total: Rental and Leasing Services (12.2%)*					$28,815	$29,000	$29,071

Retail Trade (2)
Birchbox, Inc. (20)	Secured Loan	January 16, 2020	July 1, 2024	Fixed interest rate 9.0%; EOT 7.5%	$10,000	$10,433	$9,924

Boosted eCommerce, Inc. (14)	Secured Loan	December 18, 2020	January 1, 2023	Variable interest rate PRIME + 7.75% or Floor rate 11.0%; EOT 3.25% (9)	$5,000	$4,933	$4,933

Gobble, Inc.	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$3,443	$3,544	$3,556
	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,730	1,781	1,795
Total Gobble Inc.					5,173	5,325	5,351

Madison Reed, Inc.	Secured Loan	April 23, 2020	May 1, 2024	Variable interest rate PRIME + 6.0% or Floor rate 10.3%; EOT 4.0% (9)	$17,500	$17,471	$17,835

Portofino Labs, Inc. (14)	Secured Loan	December 31, 2020	July 1, 2025	Variable interest rate PRIME + 8.25% or Floor rate 11.5%; EOT 4.0% (9)	$2,000	$1,984	$1,984

Super73, Inc. (14)	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate PRIME + 7.3% or Floor rate 11.8%; EOT 4.0% (9)	$5,500	$5,416	$5,416

UnTuckIt, Inc.	Secured Loan	January 16, 2020	June 1, 2024	Fixed interest rate 12.0%; EOT 5.0%	$20,000	$21,098	$19,230

Sub-total: Retail Trade (27.1%)*					$65,173	$66,660	$64,673

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Agriculture, Forestry, Fishing and Hunting (2)
Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$403
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	$160	$160
Total Bowery Farming, Inc.							570	563

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$128	$92

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*							$698	$655

Construction (2)
Project Frog, Inc. (20)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA	391,990	$0.19	$18	$2

Sub-Total: Construction (0.0%)*							$18	$2

Educational Services (2)
Qubed, Inc. dba Yellowbrick	Warrant	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$593

Sub-Total: Educational Services (0.2%)*							$120	$593

Finance and Insurance (2)
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$206

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$350

Realty Mogul, Co	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$25

Sub-Total: Finance and Insurance (0.2%)*							$583	$581

Health Care and Social Assistance (2)
Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$163

Sub-Total: Health Care and Social Assistance (0.1%)*							$177	$163

Information (2)
Convercent, Inc.	Warrant	January 16, 2020	November 30, 2025	Preferred Series 1	3,139,579	$0.16	$924	$610

Figg, Inc. (7)	Warrant	January 16, 2020	March 31, 2028	Common Stock	935,198	$0.07	$—	$—

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$24	$6

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$132

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$4
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	12
Total Gtxcel, Inc.							166	16

Hytrust, Inc.	Warrant	January 16, 2020	June 23, 2026	Preferred Series D2	424,808	$0.82	$172	$—

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,509

Oto Analytics, Inc.	Warrant	January 16, 2020	August 31, 2028	Preferred Series B	1,018,718	$0.79	$295	$221

RapidMiner, Inc.	Warrant	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$357

STS Media, Inc.(7)	Warrant	January 16, 2020	March 15, 2028	Preferred Series C	20,210	$24.74	$—	$—

Sub-Total: Information (1.2%)*							$3,197	$2,851

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Manufacturing (2)
Atieva, Inc. (13)	Warrant	January 16, 2020	March 31, 2027	Preferred Series D	390,016	$5.13	$3,067	$1,053
	Warrant	January 16, 2020	September 8, 2027	Preferred Series D	195,008	$5.13	1,533	526
Total Atieva, Inc.							4,600	1,579

AyDeeKay LLC	Warrant	January 16, 2020	March 30, 2028	Preferred Series G	6,250	$35.42	$31	$32

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	26,852	$0.31	$5	$81
	Warrant	June 22, 2020	June 22, 2030	Common Stock	10,836	$0.31	4	33
Total Footprint International Holding, Inc.							9	114

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$126

Hexatech, Inc. (7)	Warrant	January 16, 2020	April 2, 2022	Preferred Series A	226	$2.77	$—	$—

Lensvector, Inc.	Warrant	January 16, 2020	December 30, 2021	Preferred Series C	85,065	$1.18	$32	$—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$394
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	229
Total Mainspring Energy, Inc.							509	623

Molekule, Inc.	Warrant	June 19, 2020	June 19, 2030	Preferred Series C-1	32,051	3.12	$16	$23

SBG Labs, Inc.	Warrant	January 16, 2020	June 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$10
	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	6
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	5
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	3
	Warrant	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	3
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	3
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	2
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	80
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	48
Total SBG Labs, Inc.							217	160

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	107,190	$0.49	$201	$282

Vertical Communications, Inc. (7) (20)	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

Sub-Total: Manufacturing (1.2%)*							$5,808	$2,939

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Pharmaceutical (2)
Ology Bioservices, Inc. (20)	Warrant	January 16, 2020	November 14, 2021	Common Stock	67,961	$1.03	$1,122	$2,216

Zosano Pharma Corporation	Warrant	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$18

Sub-Total: Pharmaceutical (0.9%)*							$1,191	$2,234

Professional, Scientific, and Technical Services (2)
Augmedix, Inc.	Warrant	January 16, 2020	September 3, 2029	Preferred Series B	580,383	$2.88	$449	$379

Continuity, Inc.	Warrant	January 16, 2020	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$45

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$140
	Warrant	January 16, 2020	November 30, 2027	Preferred Series B	100,000	$1.09	9	32
Total Crowdtap, Inc.							51	172

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Warrant	January 16, 2020	July 28, 2027	Common Stock	497,183	$0.30	$186	$123
	Warrant	January 16, 2020	July 28, 2027	Preferred Series A	104,284	$7.49	15	34
	Warrant	January 16, 2020	July 28, 2027	Preferred Series AA-1	106,841	$7.49	15	1
Total E La Carte, Inc.							216	158

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$—
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	—
	Warrant	January 16, 2020	March 12, 2028	Preferred Series C	5,106,972	$0.44	—	—
	Warrant	January 16, 2020	October 15, 2028	Preferred Series C	3,850,294	$0.01	—	—
Total Edeniq, Inc. (7)(20)							—	—

Fingerprint Digital, Inc.	Warrant	January 16, 2020	April 29, 2026	Preferred Series B	48,102	$10.39	$165	$84

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$33

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D2	135,807	$5.89	$71	$272
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D2	750,000	$5.89	391	1,505
Total Hospitalists Now, Inc.							462	1,777

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Preferred Series AA-1	332,858	$1.47	$34	$47

Matterport, Inc.	Warrant	January 16, 2020	April 20, 2028	Common Stock	143,813	$1.43	$434	$603

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$65
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	43
Total Pendulum Therapeutics, Inc.							80	108

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$145

Resilinc, Inc.	Warrant	January 16, 2020	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$100

Saylent Technologies, Inc.	Warrant	January 16, 2020	March 31, 2027	Preferred Series C	24,096	$9.96	$108	$94

Sun Basket, Inc.	Warrant	January 16, 2020	October 5, 2027	Preferred Series C-2	249,306	$6.02	$111	$343
	Warrant	December 31, 2020	December 31, 2030	Common Stock	118,678	$0.89	545	546
							656	889

Utility Associates, Inc.	Warrant	January 16, 2020	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$4
	Warrant	January 16, 2020	May 1, 2026	Preferred Series A	60,000	$4.54	36	3
	Warrant	January 16, 2020	May 22, 2027	Preferred Series A	200,000	$4.54	120	8
Total Utility Associates, Inc.							211	15

Sub-Total: Professional, Scientific, and Technical Services (2.0%)*							$3,161	$4,649

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2020

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (3)	Investment Date (17)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments
Construction (2)
Project Frog, Inc.	Equity	January 16, 2020	8,118,527	Preferred Series AA-1 (18)	$702	$36
	Equity	January 16, 2020	6,300,134	Preferred Series BB (18)	2,667	449
Total Project Frog, Inc. (20)					3,369	485

Sub-Total: Construction (0.2%)*					$3,369	$485

Health Care and Social Assistance (2)
WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020	3,450	Preferred Series P (18)	3,450	657
	Equity	January 16, 2020	$1,470	Convertible Notes (10)	1,519	1,542
Total WorkWell Prevention & Care Inc. (20)					5,020	2,199

Sub-Total: Health Care and Social Assistance (0.9%)*					$5,020	$2,199

Manufacturing (2)
Store Intelligence, Inc. (20)	Equity	May 2, 2020	1,430,000	Preferred Series A (18)	$608	$694

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1 (7)(18)	$—	$—
	Equity	January 16, 2020	$5,500	Convertible Notes (10)	3,966	3,350
Total Vertical Communications, Inc. (20)					3,966	3,350

Sub-Total: Manufacturing (1.7%)*					$4,574	$4,044

Pharmaceutical (2)
Ology Bioservices, Inc. (20)	Equity	January 16, 2020	382,277	Common Stock (16)	$6,691	$12,856

Sub-Total: Pharmaceutical (5.4%)*					$6,691	$12,856

Professional, Scientific, and Technical Services (2)
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A (18)	$390	$—
	Equity	January 16, 2020	15,000	Common Stock (7)	—	—
Total Dynamics, Inc.					390	—

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B (7)(18)	$—	$—
	Equity	January 16, 2020	2,441,082	Preferred Series C (7)(18)	—	—
	Equity	January 16, 2020	$1,303	Convertible Notes (7)(10)	—	—
Total Edeniq, Inc. (20)					—	—

Instart Logic, Inc.	Equity	January 16, 2020	$2,600	Convertible Notes (10)	$2,646	$3,625

Sub-Total: Professional, Scientific, and Technical Services (1.5%)*					$3,036	$3,625

Retail Trade (2)
Birchbox, Inc. (20)	Equity	April 20, 2020	3,140,927	Preferred Series D (18)	$10,271	$9,445

Sub-Total: Retail Trade (4.0%)*					$10,271	$9,445

Total: Equity Investments (13.7%)* (13)					$32,961	$32,654

Total Investment in Securities (207.2%)*					$498,336	$493,651

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$60,284	$60,284
Other cash accounts					817	817
Cash, Cash Equivalents, and Restricted Cash (25.6%)*					61,101	61,101

Total Portfolio Investments and Cash and Cash Equivalents (232.9% of net assets)					$559,437	$554,752

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
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transaction.
(8)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended. The Company’s percentage of non-qualifying assets represents 5.1% of the Company’s total assets as of December 31, 2020. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Invenia, Inc. is a Canadian corporation, and Atieva, Inc. is a Cayman Island corporation.
(9)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.25% as of December 30, 2020.
(10)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(11)	Debt is on non-accrual status as of December 30, 2020 and is therefore considered non-income producing.

(12)	Investment has an unfunded commitment as of December 31, 2020 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Certain third parties have rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020.
(17)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions, investment date is January 16, 2020, the date of the Formation Transactions.
(18)	Preferred stock represent investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(19)	Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected.on this loan includes Paid In Kind. PIK interest income represents income not paid currently in cash.
(20)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of December 31, 2020 along with transactions during the year ended December 31, 2020 in these control or affiliated investments are as follows:

						Net change in
						Unrealized
	Fair Value at	Gross	Gross		Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2019	Additions (1)	Reductions (2)		Gain/(Loss)	Appreciation	December 31, 2020	Income
For the Year Ended December 31, 2020
Control Investments
Birchbox, Inc.	$—	$20,704	$		$—	$(1,335)	$19,369	$1,289
Edeniq, Inc.	—	3,278		(1,414)	—	(357)	1,507	—
Project Frog, Inc.	—	7,432			—	(2,916)	4,516	552
Vertical Communications, Inc.	—	17,904		(194)	—	(757)	16,953	1,425
WorkWell Prevention and Care Inc.	—	9,362			—	(2,977)	6,385	395
Total Control Investments	$—	$58,680		$(1,608)	$—	$(8,342)	$48,730	$3,661

Affiliate Investments
Ology Bioservices, Inc.	$—	$7,813	$		$—	$7,259	$15,072	$—
Store Intelligence, Inc.	—	12,840			—	(262)	12,578	1,191
Total Affiliate Investments	$—	$20,653		$—	$—	$6,997	$27,650	$1,191

Total Control and Affiliate Investments	$—	$79,333		$(1,608)	$—	$(1,345)	$76,380	$4,852

(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

Trinity Capital is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Trinity Capital has elected to be treated, and intends to continue to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

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

Basis of Presentation

The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”). As an investment company, the Company follows accounting and reporting guidance determined by the Financial Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) 946 - Financial Services – Investment Companies (“ASC 946”).

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019 as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, the Company acquired TF1 through Fund II and became a party to, and assumed, a $300 million credit agreement (as amended, the “Credit Facility”) with Credit Suisse AG (“Credit Suisse”) through TF1. TCF was formed on August 5, 2021 as a Delaware limited liability company with the Company as its sole equity member. TF1 and TCF are special purpose bankruptcy-remote entities and are a separate legal entity from the Company. Any assets conveyed to TF1 or TCF are not available to creditors of the Company or any other entity other than TF1 or TCF’s lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. There has been no activity in TCF.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of September 30, 2021 and December 31, 2020, the Company had no single investment that met either of these two tests.

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

Given the nature of lending to venture capital-backed growth stage companies, 92.2%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Equity-Related Securities and Warrants

Often the Company is issued warrants by issuers as yield enhancements. These warrants are recorded as assets at estimated fair value on the grant date. The Company determines the cost basis of the warrants or other equity securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity securities received. Depending on the facts and circumstances, the Company usually utilizes a combination of one or several forms of the market approach as well as contingent claim analyses (a form of option analysis) to estimate the fair value of the securities as of the measurement date and determines the cost basis using a relative fair value methodology. As part of its application of the market approach, the Company estimates the enterprise value of a portfolio company utilizing customary pricing multiples, based on the development stage of the underlying issuers, or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations that are assessed to be indicative of fair value of the respective portfolio company, and, if appropriate based on the facts and circumstances performs an allocation of the enterprise value to the equity securities utilizing a contingent claim analysis and/or other waterfall calculation by which it allocates the enterprise value across the portfolio company’s securities in order of their preference relative to one another.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the Net Asset Value (“NAV”) per share of the money market fund. As of September 30, 2021 and December 31, 2020, cash, cash equivalents and restricted cash consisted of $40.3 million and $61.1 million, respectively, of which $39.7 million and $60.3 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2021 and December 31, 2020, restricted cash consisted of approximately $15.0 million and $15.7 million, respectively, related to the Credit Facility covenants (See “Note 5 – Borrowings”), and an additional amount of approximately $0.7 million as of December 31, 2020 was held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, right of use asset, security deposits and other assets.

Equity Offering Costs

Equity offering costs consist of fees and costs incurred in connection with the sale of the Company’s common stock, including legal, accounting and printing fees. These costs are deferred at the time of incurrence and are subsequently charged as a reduction to capital when the offering takes place or as shares are issued. Deferred costs are periodically reviewed and expensed if the related registration is no longer active.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of September 30, 2021 and December 31, 2020, the EOT payment receivable of approximately $38.2 million and $37.9 million, respectively, is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

The Company had a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. No PIK interest income was recorded during the three and nine months ended September 30, 2021. The Company recorded no PIK income during the three months ended September 30, 2020, and $0.2 million in PIK interest income during the nine months ended September 30, 2020.

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

As of September 30, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $13.0 million, and a total fair market value of approximately $7.6 million, or 1.1%, of the fair value of the Company’s investment portfolio. As of December 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $3.4 million, and a total fair value of approximately $2.2 million, or 0.5%, of the total fair value of the Company’s investment portfolio.

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

Stock Based Compensation

The Company has issued and may, from time to time, issue restricted stock to its officers and employees under the 2019 Trinity Capital Inc. Long Term Incentive Plan and to its non-employee directors under the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan. The Company accounts for its share-based compensation plan using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term.

The Company has also adopted Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. Accordingly, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, the Company has elected to account for forfeitures as they occur.

Earnings Per Share

The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Trinity Capital’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution from the assumed conversion of the Company’s 6.00% Convertible Notes due 2025 (the “Convertible Notes”).

Income Taxes

The Company has elected to be treated, and intends to continue to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least 90% of the sum of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and its net tax-exempt income (if any). The Company generally will not pay corporate-level income tax on these distributed amounts, but will pay corporate-level income tax on any retained amounts.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of September 30, 2021 and December 31, 2020. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Based on federal excise distribution requirements applicable to RICs, the Company will be subject to a 4% nondeductible federal excise tax on undistributed taxable income and gains unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Company and on which the Company paid corporate income tax is considered to have been distributed. The Company, at its discretion, may determine to carry forward taxable income or gain and pay a 4% excise tax on the amount by which it falls short of this calendar-year distribution requirement. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income and gain as required on an annual basis.

Distributions

Distributions to common stockholders are recorded on the record date. The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management of the Company. Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay corporate-level income taxes on those retained amounts. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Included in net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2020 is the third-party participation of approximately $0.2 million, which was reclassified from interest expense and other debt financing costs. This reclassification had no effect on the previously reported net increase (decrease) in net assets.

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

Equity Investments

In specific circumstances, the Company may seek to make direct equity investments in situations where it is appropriate to align the interests of the Company with key management and stockholders of the portfolio company, and to allow for participation in the appreciation in the equity values of the portfolio company. These equity investments are generally made in connection with debt investments. The Company seeks to maintain fully diluted equity positions in the portfolio companies of 5% to 50% and may have controlling equity interests in some instances.

Portfolio Industry Classification

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021					December 31, 2020
	Cost			Fair Value		Cost			Fair Value
Industry	Amount	%		Amount	%	Amount	%		Amount	%
Manufacturing	$155,092	24.3%		179,415	26.5%	$103,471	20.8%		$99,709	20.2%
Professional, Scientific, and Technical Services	109,869	17.2%		124,438	18.4%	77,831	15.6%		78,893	16.0%
Information	60,378	9.5%		62,264	9.2%	31,843	6.4%		30,709	6.2%
Finance and Insurance	52,453	8.2%		54,141	8.0%	35,320	7.0%		35,699	7.2%
Health Care and Social Assistance	49,722	7.8%		44,822	6.6%	14,348	2.9%		11,422	2.3%
Retail Trade	33,946	5.3%		33,558	5.0%	78,534	15.7%		75,664	15.4%
Real Estate	32,036	5.0%		32,011	4.7%	17,267	3.5%		17,316	3.5%
Space Research and Technology	30,404	4.8%		30,626	4.5%	—	0.0%		—	0.0%
Rental and Leasing Services	26,561	4.2%		27,174	4.0%	29,055	5.8%		29,138	5.9%
Utilities	22,420	3.5%		22,636	3.3%	26,800	5.4%		27,083	5.5%
Educational Services	18,156	2.8%		18,741	2.8%	9,359	1.9%		9,816	2.0%
Agriculture, Forestry, Fishing and Hunting	12,057	1.9%		14,166	2.1%	20,981	4.2%		20,837	4.2%
Wholesale Trade	10,612	1.7%		10,955	1.6%	23,850	4.8%		23,903	4.8%
Administrative and Support and Waste Management and Remediation Services	6,708	1.1%		7,890	1.2%	2,370	0.5%		2,328	0.5%
Construction	11,806	1.8%		8,178	1.2%	9,804	2.0%		6,894	1.4%
Pharmaceutical	6,494	0.9%		6,231	0.9%	17,503	3.5%		24,240	4.9%
Total	$638,714	100.0%		$677,246	100.0%	$498,336	100.0%		$493,651	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021				December 31, 2020
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$289,855	45.4%	$327,929	48.4%	$247,204	49.6%	$241,096	48.8%
Northeast	173,880	27.2%	177,266	26.2%	131,692	26.4%	127,801	25.9%
South	59,581	9.3%	59,912	8.8%	463	0.1%	1,777	0.4%
Mountain	51,066	8.0%	52,600	7.8%	33,842	6.8%	33,969	6.9%
Midwest	30,862	4.8%	26,191	3.9%	47,324	9.5%	44,092	8.9%
Southeast	1,125	0.2%	781	0.1%	11,011	2.2%	17,834	3.6%
Canada	32,345	5.1%	32,567	4.8%	26,800	5.4%	27,082	5.5%
Total	$638,714	100.0%	$677,246	100.0%	$498,336	100.0%	$493,651	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021				December 31, 2020
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loan	$474,412	74.3%	$468,869	69.2%	$324,544	65.1%	$320,718	65.0%
Equipment Financing	108,812	17.0%	108,794	16.1%	122,966	24.7%	122,501	24.8%
Equity	40,677	6.4%	72,066	10.6%	32,961	6.6%	32,654	6.6%
Warrants	14,813	2.3%	27,517	4.1%	17,865	3.6%	17,778	3.6%
Total	$638,714	100.0%	$677,246	100.0%	$498,336	100.0%	$493,651	100.0%

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of September 30, 2021 and December 31, 2020, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2021 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$468,869	$468,869
Equipment Financings	—	—	108,794	108,794
Equity	—	51,811	20,255	72,066
Warrants	—	968	26,549	27,517
Total Investments at fair value	—	52,779	624,467	677,246
Cash, cash equivalents and restricted cash	40,313	—	—	40,313
Total	$40,313	$52,779	$624,467	$717,559

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2020 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$320,718	$320,718
Equipment Financings	—	—	122,501	122,501
Equity	—	—	32,654	32,654
Warrants	—	—	17,778	17,778
Total Investments at fair value	—	—	493,651	493,651
Cash, cash equivalents and restricted cash	61,101	—	—	61,101
Total	$61,101	$—	$493,651	$554,752

Debt investments include both secured loans and equipment financing securities. The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of September 30, 2021 (dollars in thousands):

	Fair Value as of
	September 30,	Valuation Techniques/	Unobservable		Weighted
Investment Type	2021	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$446,961	Discounted Cash Flows	Hypothetical Market Yield	10.8% - 31.1%	14.4%

	115,809	Originated within the past three months	Origination Market Yield	11.1% - 15.8%	12.4%

	5,275	Transactions Precedent(6)	Transaction Price	n/a	n/a

	9,618	Liquidation Scenario	Probability Weighting of Alternative Outcomes	40.0% - 60.0%	n/a

Equity investments	15,986	Market Approach	Revenue Multiple Only (3)	0.7x - 1.8x	1.5	x

	1,769	Market Approach	Revenue Multiple (3)	0.7x - 31.7x	9.6	x
			Volatility (5)	62.0% - 75.5%	65.8%
			Risk-Free Interest Rate	0.1% - 0.5%	0.1%
			Estimated Time to Exit (in years)	0.5 - 3.0	1.2
			Discount for Lack of Marketability (8)	14.1% - 29.4%	18.5%

	2,500	Transactions Precedent(6)	Transaction Price	n/a	n/a

Warrants	22,542	Market Approach	Revenue Multiple (3)	0.3x - 31.7x	3.6	x
			Company Specific Adjustment (4)	10.9% - 33.0%	13.0%
			Volatility (5)	36.6% - 115.6%	65.6%
			Risk-Free Interest Rate	0.0% - 0.8%	0.3%
			Estimated Time to Exit (in years)	0.3 - 4.2	2.1

	900	Transactions Precedent(6)	Transaction Price	n/a	n/a

	3,107	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	40.0% - 60.0%	n/a

Total Level 3 Investments	$624,467

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.
(7)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.

(8)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

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

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and warrants fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2021 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2020	$443,219	$32,654	$17,778	$493,651
Purchases, net of deferred fees	339,099	10,753	4,638	354,490
Transfers out of Level 3 (1)	—	—	(2,611)	(2,611)
Proceeds from sales and paydowns	(222,693)	(13,535)	(3,904)	(240,132)
Accretion of OID and EOT payments	16,807	—	—	16,807
Net realized gain/(loss)	2,501	1,475	1,280	5,256
Third party participation (2)	—	(283)	—	(283)
Change in unrealized appreciation/(depreciation)	(1,270)	(10,809)	9,368	(2,711)
Fair Value as of September 30, 2021	$577,663	$20,255	$26,549	$624,467

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2021	$(1,641)	$(4,773)	$9,882	$3,467

(1)	Transfers out of Level 3 during the nine months ended September 30, 2021 primarily relates to the exercise of warrants held in three portfolio companies, to equity investments during the period and the corresponding company’s public offering transaction. During the nine months ended September 30, 2021, there were no transfers into Level 3.
(2)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. In March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

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

Fair Value of Financial Instruments Carried at Cost

As of September 30, 2021 and December 31, 2020, the carrying value of the Credit Facility is approximately $9.5 million and $132.9 million, net of unamortized deferred financing costs of $0.5 million and $2.1 million, respectively. The carrying value of the Company’s Credit Facility as of September 30, 2021 and December 31, 2020 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of September 30, 2021 and December 31, 2020, the carrying value of the 2025 Notes is approximately $121.1 million and $120.3 million, respectively, net of unamortized deferred financing costs of $3.9 million and $4.7 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of September 30, 2021 and December 31, 2020 was approximately $147.2 million and $131.4 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2021 and December 31, 2020, the carrying value of the Convertible Notes is approximately $47.4 million and $46.6 million, respectively, net of unamortized deferred financing costs and discount of $2.7 million and $3.4 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of September 30, 2021 and December 31, 2020 was approximately $53.1 million and $46.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2021, the carrying value of the Company’s 4.375% Notes due 2026 (the “2026 Notes”) is approximately $122.4 million, respectively, net of unamortized deferred financing costs and discount of $2.6 million respectively. The 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The cost of the 2026 Notes as of September 30, 2021 approximates the fair value, based on the recent funding.

Note 5. Borrowings

Credit Suisse Credit Facility

On January 9, 2020, TF1 and its affiliates borrowed $190.0 million under the Credit Facility. On January 16, 2020, in connection with the Formation Transactions, through its wholly owned subsidiary, TF1, the Company became a party to, and assumed, the Credit Facility with Credit Suisse. The Credit Facility matures on January 8, 2022, unless extended. Borrowings under the Credit Facility bear interest at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The Credit Facility is collateralized by all investments held by TF1 and permits an advance rate of up to 65% of eligible investments. The Credit Facility contains covenants that, among other things, require the Company to maintain minimum tangible net worth and leverage ratios, minimum cash balance of $15.0 million, and a cash reserve of 60 days for interest. The Company has the ability to borrow up to an aggregate of $300.0 million, and the Credit Facility borrowing base contains certain criteria for eligible investments and includes concentration limits as defined in the Credit Facility. As of September 30, 2021 and December 31, 2020, the Company had $10.0 million and $135.0 million, respectively, in borrowings outstanding under the Credit Facility and a borrowing availability of approximately $181.5 million and $42.0 million, respectively.

During the three months ended September 30, 2021, the Company borrowed an additional $46.0 million on the Credit Facility and made repayments of $106.0 million. During the nine months ended September 30, 2021, the Company borrowed an additional $71.0 million and made repayments of $196.0 million. During the year ended December 31, 2020, the Company borrowed an additional $30.0 million and made repayments of $85.0 million and incurred approximately $4.0 million of financing costs in connection with the Credit Facility that are capitalized and deferred using the straight-line method over the life of the facility. As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs related to the Credit Facility were $0.5 million and $2.1 million, respectively and presented as a direct deduction from the carrying amount of the debt liability on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the Credit Facility is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stated interest expense	$525	$948	$1,684	$3,948
Amortization of deferred financing costs	526	487	1,581	1,394
Total interest and amortization of deferred financing costs	$1,051	$1,435	$3,265	$5,342

Weighted average effective interest rate	6.9%	5.5%	6.7%	8.4%
Weighted average outstanding balance	$61,043	$105,110	$64,875	$127,094

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

The 2025 Notes bear interest at a fixed rate of 7.00% per year payable quarterly on March 15, June 15, September 15, and December 15 of each year, commencing on March 15, 2020. The 2025 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriter’s discount and commissions, were approximately $5.8 million, which were capitalized and deferred. As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs related to the 2025 Notes were $3.9 million and $4.7 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stated interest expense	$2,188	$2,139	$6,563	$6,198
Amortization of deferred financing costs	297	278	879	788
Total interest and amortization of deferred financing costs	$2,485	$2,417	$7,442	$6,986

Weighted average effective interest rate	8.0%	7.7%	7.9%	11.2%

2026 Notes

On August 24, 2021, the Company issued and sold $125 million in aggregate principal amount of its unsecured 2026 Notes under its shelf Registration Statement on Form N-2 (File No. 333-257818) previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated August 19, 2021, a final prospectus supplement dated August 19, 2021, and a pricing term sheet dated August 19, 2021.

The 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of August 24, 2021 (the “Third Supplemental Indenture” and together with the Base Indenture, the “2026 Notes Indenture”), between the Company and the Trustee. The 2026 Notes mature on August 24, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2026 Notes on or after July 24, 2026, the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, if a change of control repurchase event (as defined in the 2026 Notes Indenture) occurs prior to the maturity date of the 2026 Notes or the Company’s redemption of all outstanding 2026 Notes, the Company will be required, subject to certain conditions, to make an offer to the holders thereof to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The 2026 Notes bear interest at a fixed rate of 4.375% per year payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

Aggregate offering costs in connection with the 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.6 million, which were capitalized and deferred. As of September 30, 2021, unamortized deferred financing costs related to the 2026 Notes were $2.6 million.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stated interest expense	$577	$—	$577	$—
Amortization of deferred financing costs	55	—	55	—
Total interest and amortization of deferred financing costs	$632	$—	$632	$—

Weighted average effective interest rate	5.0%	—%	5.0%	—%

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

The Convertible Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of December 11, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Convertible Notes Indenture”), between the Company and the Trustee. Concurrent with the closing of the Convertible Note Offering, on December 11, 2020, the Company entered into a registration rights agreement for the benefit of the holders of the Convertible Notes and the shares of common stock issuable upon conversion thereof. The effective interest rate of the Convertible Notes was approximately 7.2% annualized.

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of September 30, 2021. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on September 30, 2021, the conversion rate changed to 66.7960 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $14.97 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

Aggregate offering costs in connection with the Convertible Note Offering, including the initial purchaser and placement agent discount and commissions, were approximately $1.8 million which were capitalized and deferred. As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs related to the Convertible Notes were $1.1 million and $1.7 million, respectively.

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

In January 2021, the Company early adopted Accounting Standard Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”), under which the accounting for convertible instruments was simplified by removing the separate accounting for embedded conversion features. As such, approximately $0.5 million was reversed out of net assets and reduced the original issue discount for the Convertible Notes.

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal amount of debt	$50,000	$50,000
Unamortized debt issuance cost	(1,101)	(1,672)
Original issue discount related to equity component, net of accretion	—	(468)
Original issue discount, net of accretion	(1,549)	(1,308)
Carrying value of Convertible Notes	$47,350	$46,552

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stated interest expense	$750	$—	$2,242	$—
Amortization of deferred financing costs and original issue discount	158	—	469	—
Total interest and amortization of deferred financing costs and original issue discount	$908	$—	$2,711	$—

Weighted average effective interest rate	7.3%	—	7.3%	—

As of September 30, 2021 and December 31, 2020, the Company was in compliance with the terms of the Credit Facility, the 2025 Notes Indenture, the 2026 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2021 and December 31, 2020 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of September 30, 2021 and December 31, 2020 includes only those commitments which are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of September 30, 2021 the Company had an aggregate of approximately $0.4 million of unfunded commitments to one portfolio company, Dandelion, Inc. These unfunded commitments are available at the request of such portfolio companies and unencumbered by milestones. The fair value of these unfunded commitments is considered to approximate the cost of such commitments as the yields determined at the time of underwriting are expected to be materially consistent with the yields upon funding. The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

FASB ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. The Company identified two significant operating leases for its office space in Chandler, AZ and its new headquarters in Phoenix, AZ. The lease for the Chandler office commenced February 21, 2017 and expires July 31, 2022. The Chandler lease contains a five-year extension option for a final expiration date of July 31, 2027, which the company will not exercise. The Company has also entered into a lease for new office space in downtown Phoenix, Arizona (“PHX”), which commenced on June 4, 2021 and expires on December 31, 2028. The PHX lease contains two five-year extension options for a final expiration date of December 31, 2038.

The total lease expense incurred for the three months ended September 30, 2021 and 2020 was approximately $0.1 million for each period. The total lease expense for the nine months ended September 30, 2021 and 2020 was approximately $0.3 and $0.1 million, respectively. As of September 30, 2021 and December 31, 2020, the right of use asset related to the office operating leases was $2.5 million and $0.4 million, respectively, and the lease liability was $2.7 million and $0.4 million, respectively. As of September 30, 2021, the remaining lease term for the Chandler office was 0.8 years and the discount rate was 3.25%. As of September 30, 2021, the remaining lease term for the Phoenix office was 10 years and the discount rate was 3.75%.

The following table shows future minimum payments under the Company’s operating leases as of September 30, 2021 (in thousands):

For the Years Ended December 31,	Total
2021	$56
2022	484
2023	361
2023	371
2024	380
Thereafter	1,619
Total	$3,271

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2021, there are no material legal matters or material litigation pending of which the Company is aware.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended September 30, 2021, the Company issued 63,390 shares of common stock for a total of approximately $0.9 million under the DRIP. During the nine months ended September 30, 2021, the Company issued 227,099 shares of common stock for a total of approximately $3.2 million under the DRIP. During the year ended December 31, 2020, the Company issued 271,414 shares of common stock for a total of approximately $3.4 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Record Date	Payment Date	Per Share Amount
May 7, 2020	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	August 21, 2020	September 4, 2020	0.27
November 9, 2020	November 20, 2020	December 4, 2020	0.27
December 22, 2020	December 30, 2020	January 15, 2021	0.27
March 23, 2021	March 31, 2021	April 16, 2021	0.28
June 15, 2021	June 30, 2021	July 15, 2021	0.29
September 13, 2021	September 30, 2021	October 15, 2021	0.33
		Total	$1.93

Note 8. Equity Incentive Plans

2019 Long Term Incentive Plan

The Company’s Board adopted and approved the 2019 Trinity Capital Inc. Long Term Incentive Plan (the “2019 Long Term Incentive Plan”) on October 17, 2019 and the Company’s stockholders approved the 2019 Long Term Incentive Plan on June 17, 2021 at the Company’s 2021 Annual Meeting of Stockholders, with the 2019 Long Term Incentive Plan becoming effective on June 17, 2021. Under the 2019 Long Term Incentive Plan, awards of restricted stock, incentive stock options and non-statutory stock options (together with incentive stock options, “Options”) may be granted to certain of the Company’s executive officers, employee directors and other employees (collectively, the “Employee Participants”) in accordance with the SEC exemptive order the Company received on May 27, 2021 (the “SEC Exemptive Order”). While the 2019 Long Term Incentive Plan contemplates grants of restricted stock, restricted stock units, Options, dividend equivalent rights, performance awards and other stock-based awards to the Employee Participants, the Company only sought and received exemptive relief from the SEC pursuant to the SEC Exemptive Order to grant awards of restricted stock and Options. As a result, the Company will only grant awards of such securities under the 2019 Long Term Incentive Plan. The Employee Participants will have the right to receive dividends on such awarded restricted stock, unless and until the restricted stock is forfeited.

Subject to certain adjustments under the 2019 Long Term Incentive Plan, the maximum aggregate number of shares of the Company’s common stock authorized for issuance under the 2019 Long Term Incentive Plan is 3,600,000 shares. The 2019 Long Term Incentive Plan is to be administered by the Compensation Committee of the Board (the “Compensation Committee”) in accordance with the terms of the 2019 Long Term Incentive Plan. The 2019 Long Term Incentive Plan will terminate on the day prior to the tenth anniversary of the date it was initially adopted by the Board, unless terminated sooner by action of the Board or the Compensation Committee, as applicable.

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 28, 2021.

During the three and nine months ended September 30, 2021, the Company granted 581,300 shares of restricted stock under the 2019 Long Term Incentive Plan. The Company determined that the fair value of such restricted stock granted under the 2019 Long Term Incentive Plan during the three and nine months ended September 30, 2021 was approximately $9.6 million for each period and recognized total share-based compensation expense of $0.1 million for each period. As of September 30, 2020, no restricted stock had been issued under the 2019 Long Term Incentive Plan. As of September 30, 2021 there was approximately $9.5 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.1 years. As of September 30, 2020, there were no unrecognized compensation costs.

2019 Restricted Stock Plan

The Company’s Board adopted and approved the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (the “2019 Restricted Stock Plan”) on October 17, 2019 and the Company’s stockholders approved the 2019 Restricted Stock Plan on June 17, 2021 at the Company’s 2021 Annual Meeting of Stockholders. The 2019 Restricted Stock Plan became effective on June 17, 2021 and provides for grants of restricted stock awards (“Non-Employee Director Awards”) to the Company’s non-employee directors (the “Non-Employee Director Participants”), which are directors who are not “interested persons” of the Company (as such term is defined in Section 2(a)(19) of the 1940 Act) in accordance with the SEC Exemptive Order. The Non-Employee Director Participants will have the right to receive dividends on such awarded restricted stock, unless and until the restricted stock is forfeited.

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

During the three and nine months ended September 30, 2021, the Company granted 12,132 shares of restricted stock under the 2019 Restricted Stock Plan. The Company determined that the fair value of such restricted stock granted under the 2019 Restricted Stock Plan during the three and nine months ended September 30, 2021 was approximately $0.2 million for each period and recognized total share-based compensation expense of approximately $12,000 for each period. As of September 30, 2020, no restricted stock had been issued under the 2019 Restricted Stock Plan. As of September 30, 2021 there was approximately $0.2 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a nine month period. As of September 30, 2020, there were no unrecognized compensation costs.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020 (in thousands except shares and per share information):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings per common share - basic
Numerator for basic earnings per share	$27,181	$12,334	$77,210	$(15,835)
Denominator for basic weighted average shares	26,641,084	18,166,491	25,569,565	18,033,173
Earnings per common share - basic	$1.02	$0.68	$3.02	$(0.88)
Earnings per common share - diluted
Numerator for increase in net assets per share	$27,181	$12,334	$77,210	$(15,835)
Adjustment for interest expense and deferred financing costs on Convertible Notes	908	—	2,715	—
Numerator for diluted earnings per share	28,089	12,334	79,925	(15,835)
Denominator for basic weighted average shares	26,641,084	18,166,491	25,569,565	18,033,173
Adjustment for dilutive effect of Convertible Notes	3,333,335	—	3,333,335	—
Denominator for diluted weighted average shares	29,974,419	18,166,491	28,902,900	18,033,173
Earnings per common share - diluted	$0.94	$0.68	$2.77	$(0.88)

In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election which can be dilutive to common stockholders. Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

Since there were no Convertible Notes outstanding for the three and nine months ended September 30, 2020, there was no impact on diluted earnings per common share.

Note 10. Income Taxes

The Company has elected to be treated, and to intends to continue to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least 90% of the sum of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and its net tax-exempt income (if any). The Company generally will not pay corporate-level income tax on these distributed amounts, but will pay corporate-level income tax on any retained amounts.

The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and is generally based upon the annual earnings estimated by management of the Company. Net capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay corporate-level income taxes on those retained amounts. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. In the event the Company’s taxable income (including any net capital gains) for a fiscal year fall below the amount of distributions declared and paid with respect to that year, however, a portion of the total amount of those distributions may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Tax Cost of Investments (1)	$679,027	$559,437

	September 30, 2021	December 31, 2020
Unrealized appreciation	$73,951	$14,879
Unrealized depreciation	(30,735)	(19,845)
Net unrealized appreciation/(depreciation) from investments	$43,216	$(4,966)

(1)	Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Per Share Data: (1)
Net asset value, beginning of period	$13.03	$14.97	(2)

Net investment income	1.11	1.00	(3)
Net realized and unrealized gains/(losses) on investments (4)	1.91	(1.01)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	—	(0.86)
Net increase/(decrease) in net assets resulting from operations	3.02	(0.87)

Offering costs	(0.29)	(0.59)
Effect of shares issued (5)	(0.14)	(0.01)
Equity component of convertible notes	(0.02)	—
Distributions (6)	(0.90)	(0.49)
Total increase/(decrease) in net assets	1.67	(1.96)

Net asset value, end of period	$14.70	$13.01

Shares outstanding, end of period	27,148,096	18,236,043
Weighted average shares outstanding	25,569,565	18,033,173	(3)
Total return based on net asset value (7) (8)	19.7%	(9.8)	% (9)
Total return based on market value (10)	19.4%	na

Ratio/Supplemental Data:
Per share market value at end of period	$16.09	n/a
Net assets, end of period*	$399,006	$237,325
Ratio of total expenses to average net assets (11)	11.4%	13.4%
Ratio of net investment income to average net assets (11)	10.8%	11.2%
Ratio of interest and credit facility expenses to average net assets (11)	5.3%	7.7%
Portfolio turnover rate (8) (12)	43.0%	27.4%
Asset coverage ratio (13)	228.7%	198.6%

* Rounded to the nearest thousand.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The net asset value as of January 16, 2020 (commencement of operations) is calculated based on the initial common stock purchase price of $15.00 per share less the accumulated loss of $0.03 per share from August 12, 2019 (the date of inception) through December 31, 2019.
(3)	Calculated based upon weighted average shares outstanding for the period from January 16, 2020 (commencement of operations) through September 30, 2020.
(4)	Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.

(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. Also includes the impact of the issuance of shares related to the equity incentive plans. Refer to “Note 8 – Equity Incentive Plans” for further details.
(6)	The per share data reflects the actual amount of distributions declared per share for the applicable period.
(7)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.
(8)	Not annualized.
(9)	Total return excluding costs related to acquisition of Trinity Capital Holdings and the Legacy Funds would have been (4.1)%.
(10)	Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends. The beginning market value per share is based on the market price of $14.00 per share on January 29, 2021, the date of the Company’s listing on Nasdaq, and not annualized.
(11)	Annualized.
(12)	Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(13)	Based on outstanding debt of $310.0 million and $240.0 million as of September 30, 2021 and 2020, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of September 30, 2021 and December 31, 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
September 30, 2021	$10,000	2,287	-	-
December 31, 2020	135,000	1,770	-	-
December 31, 2019	-	-	-	-

2025 Notes
September 30, 2021	$125,000	2,287	-	-
December 31, 2020	125,000	1,770	-	-
December 31, 2019	-	-	-	-

Convertible Notes
September 30, 2021	$50,000	2,287	-	-
December 31, 2020	50,000	1,770	-	-
December 31, 2019	-	-	-	-

2026 Notes
September 30, 2021	$125,000	2,287	-	-
December 31, 2020 (5)	-	-	-	-
December 31, 2019	-	-	-	-

Total
September 30, 2021	$310,000	2,287	-	-
December 31, 2020	310,000	1,770	-	-
December 31, 2019	-	-	-	-

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “–” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading.
(5)	The 2026 Notes were issued on August 24, 2021.

Note 12. Related Party Transactions

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

During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s Distribution Reinvestment Plan and the distributions declared. Additionally, during the Company’s IPO certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the three and nine months ended September 30, 2021 Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. No restricted stock awards were granted or outstanding under such plans during the year ended December 31, 2020. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s share-based compensation plans.

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

Note 13. Recent Accounting Pronouncements

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

KeyBank Credit Facility

On October 27, 2021, TrinCapFunding, LLC (“TCF”), a wholly owned subsidiary of the Company, as borrower, and the Company, as servicer, entered into a credit agreement (the “KeyBank Credit Agreement”) with the lenders from time to time party thereto, KeyBank, National Association (“KeyBank”), as administrative agent and syndication agent, and Wells Fargo, National Association, as collateral custodian and paying agent (such credit facility, the “KeyBank Credit Facility”).

The KeyBank Credit Facility includes an initial commitment of $75 million from KeyBank and allows the company, through TCF, to borrow up to $300 million. Borrowings under the KeyBank Credit Facility will initially bear interest at a rate equal to the one-month LIBOR plus 3.25%, which interest rate may decrease to one-month LIBOR plus 2.85% upon the achievement of certain benchmarks, including criteria related to the number and composition of assets in the KeyBank Credit Facility’s collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

The KeyBank Credit Facility includes a three-year revolving period and a two-year amortization period, and it matures on October 27, 2026, unless extended, and is collateralized by all investment assets held by TCF. The KeyBank Credit Agreement contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.

The KeyBank Credit Agreement also contains customary events of defaults (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; inaccuracy of representations or warranties in any material respect; voluntary or involuntary bankruptcy proceedings; and change of control of the borrower without the prior written consent of KeyBank.

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

Overview

We are a specialty lending company providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as BDC under the 1940 Act. We have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Included in net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2020 is the third-party participation of approximately $0.2 million, which was reclassified from interest expense and other debt financing costs. This reclassification had no effect on the previously reported net increase (decrease) in net assets.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of September 30, 2021 and December 31, 2020, the Company had an EOT payment receivable of approximately $38.2 million and $37.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

Through the Formation Transactions, we acquired the Legacy Assets, including the Legacy Portfolio, from the Legacy Funds, as well as Trinity Capital Holdings. The Legacy Portfolio became our investment portfolio. As of September 30, 2021, our investment portfolio had an aggregate fair value of approximately $677.2 million and was comprised of approximately $468.9 million in secured loans, $108.8 million in equipment financings, and $99.6 million in equity and warrants, across 89 portfolio companies. As of December 31, 2020, our investment portfolio had an aggregate fair value of approximately $493.7 million and was comprised of approximately $320.7 million in secured loans, $122.5 million in equipment financings, and $50.5 million in equity and equity-related investments, including warrants, across 80 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in following table as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	74.3%	69.2%	65.1%	65.0%
Equipment Financings	17.0%	16.1%	24.7%	24.8%
Equity	6.4%	10.6%	6.6%	6.6%
Warrants	2.3%	4.1%	3.6%	3.6%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of September 30, 2021 and December 31, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2021		December 31, 2020
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	45.4%	48.4%	49.6%	48.8%
Northeast	27.2%	26.2%	26.4%	25.9%
South	9.3%	8.8%	0.1%	0.4%
Mountain	8.0%	7.8%	6.8%	6.9%
Midwest	4.8%	3.9%	9.5%	8.9%
Southeast	0.2%	0.1%	2.2%	3.6%
Canada	5.1%	4.8%	5.4%	5.5%
Total	100.0%	100.0%	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Fair		Fair
Industry	Cost	Value	Cost	Value
Manufacturing	24.3%	26.5%	20.8%	20.2%
Professional, Scientific, and Technical Services	17.2%	18.4%	15.6%	16.0%
Information	9.5%	9.2%	6.4%	6.2%
Finance and Insurance	8.2%	8.0%	7.0%	7.2%
Health Care and Social Assistance	7.8%	6.6%	2.9%	2.3%
Retail Trade	5.3%	5.0%	15.7%	15.4%
Real Estate	5.0%	4.7%	3.5%	3.5%
Space Research and Technology	4.8%	4.5%	0.0%	0.0%
Rental and Leasing Services	4.2%	4.0%	5.8%	5.9%
Utilities	3.5%	3.3%	5.4%	5.5%
Educational Services	2.8%	2.8%	1.9%	2.0%
Agriculture, Forestry, Fishing and Hunting	1.9%	2.1%	4.2%	4.2%
Wholesale Trade	1.7%	1.6%	4.8%	4.8%
Administrative and Support and Waste Management and Remediation Services	1.1%	1.2%	0.5%	0.5%
Construction	1.8%	1.2%	2.0%	1.4%
Pharmaceutical	0.9%	0.9%	3.5%	4.9%
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2021 and December 31, 2020, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.4 years. Additional information regarding our portfolio is set forth in the schedule of investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of September 30, 2021 and December 31, 2020, the Company’s ten largest portfolio companies represented approximately 37.8% and 42.5%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of September 30, 2021 and December 31, 2020, the Company had nine and 14 portfolio companies that represented 5% or more of the Company’s net assets, respectively.

Investment Activity

During the nine months ended September 30, 2021, we made an aggregate of approximately $235.8 million of investments in 22 new portfolio companies and approximately $124.9 million of investments in 20 existing portfolio companies, excluding fees. During the nine months ended September 30, 2021, we received an aggregate of $240.1 million in proceeds from repayments and sales of our investments, including proceeds of approximately $165.5 million from early repayments on our debt investments.

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

The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Beginning Portfolio	$493,651	$—
Formation Transactions acquisitions	—	417,023
Purchases, net of deferred fees	358,450	238,564
Non-cash conversion	—	1,263
Proceeds from Paydowns and Sales	(57,142)	(52,111)
Proceeds from early debt repayments	(182,990)	(108,790)
Accretion of OID and EOT payments	16,806	11,788
Net realized gain/(loss)	5,256	(9,403)
Third party participation (1)	(283)	283
Change in unrealized appreciation/(depreciation)	43,498	(4,966)
Ending Portfolio	$677,246	$493,651

(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		September 30, 2021		December 31, 2020
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$62,872	10.9%	$92,519	20.9%
3.0 - 3.9	Strong Performance	224,287	38.8%	212,969	48.0%
2.0 - 2.9	Performing	267,391	46.3%	116,895	26.4%
1.6 - 1.9	Watch	16,194	2.8%	19,230	4.3%
1.0 - 1.5	Default/Workout	6,919	1.2%	1,606	0.4%
Total		$577,663	100.0%	$443,219	100.0%

At September 30, 2021 and December 31, 2020, our loan and equipment financing investments had a weighted average risk rating score of 3.1.

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

As of September 30, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $13.0 million, and a total fair market value of approximately $7.6 million, or 1.1%, of the fair value of the Company’s investment portfolio. As of December 30, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $3.4 million, and a total fair value of approximately $2.2 million, or 0.5%, of the total fair value of the Company’s investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and nine months ended September 30, 2021 and 2020. We were formed on August 12, 2019 and commenced operations on January 16, 2020. Prior to January 16, 2020, we had no operations, except for immaterial matters relating to our formation and organization as a BDC.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stated interest income	$14,025	$9,514	$38,205	$27,715
Amortization of original issue discount	4,042	2,740	11,198	7,430
Acceleration of amortization of original issue discount	2,592	307	5,715	1,670
Prepayment penalty and related fees	294	657	2,239	1,714
Other fee income	837	308	1,229	1,094
Total investment income	$21,790	$13,526	$58,586	$39,623

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

For the three months ended September 30, 2021, total investment income was approximately $21.8 million, which represents an approximate effective yield of 15.8% on the average investments during such period. For the three months ended September 30, 2020, total investment income was approximately $13.5 million, which represents an approximate yield of 14.1% on the investments during the period. The increase in investment income for the nine months ended September 30, 2021 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which fluctuates based on investment activity and early repayment activity.

For the nine months ended September 30, 2021, total investment income was approximately $58.6 million, which represents an approximate effective yield of 15.8% on the average investments during such period. For the nine months ended September 30, 2020, total investment income was approximately $39.6 million, which represents an approximate effective yield of 14.6% on the investments during the period. The increase in investment income for the three months ended September 30, 2021 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which can fluctuate based on investment activity and early repayment activity.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees and general and administrative expenses. Our operating expenses totaled approximately $10.7 million and $7.9 million for the three months ended September 30, 2021 and 2020, respectively, and $30.1 million and $21.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest Expense and Other Debt Financing Costs

Interest expense and other debt financing costs on our borrowings totaled approximately $5.1 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $14.2 million and $12.4 million for the nine months ended September 30, 2021 and 2020, respectively. These costs are primarily comprised of interest and fees related to the Credit Facility, the 2025 Notes, the 2026 Notes and the Convertible Notes. Our weighted effective interest rate, comprised of interest and amortization of fees and discount was approximately 7.1% and 6.1% for the three months ended September 30, 2021 and 2020, respectively, and 7.3% and 6.6% for the nine months then ended, respectively. The increase in interest expense for the three months ended September 30, 2021 was primarily due to the issuance of the Convertible Notes in December 2020 and the issuance of the 2026 Notes in August 2021 and the nine month increase partially offset by paydowns in the Credit Facility.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $3.7 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively. Employee compensation and benefits totaled approximately $11.0 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in employee compensation related expenses relates primarily to the accrual of bonuses expected to be paid at the discretion of management or upon approval of the Board, as applicable, as well as an increased headcount. As of September 30, 2021 and 2020, the Company had 39 and 34 employees, respectively.

The Board and the Company’s stockholders have adopted and approved the (i) 2019 Trinity Capital Inc., Long-Term Incentive Plan; and (ii) Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, with each plan becoming effective on June 17, 2021. See “Note 8 – Equity Incentive Plans” in the Notes to Consolidated Financial Statements.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees were approximately $0.8 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Professional fees expenses were approximately $2.0 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $1.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses totaled approximately $2.9 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2021 is primarily due to higher D&O insurance premiums.

Net Investment Income

As a result of approximately $21.8 million in total investment income as compared to approximately $10.7 million in total expenses, net investment income for the three months ended September 30, 2021 was approximately $11.1 million. As a result of approximately $13.5 million in total investment income as compared to approximately $7.9 million in total expenses, net investment income for the three months ended September 30, 2020 was approximately $5.6 million.

As a result of approximately $58.6 million in total investment income as compared to approximately $30.1 million in total expenses, net investment income for the nine months ended September 30, 2021 was approximately $28.5 million. As a result of approximately $39.6 million in total investment income as compared to approximately $21.5 million in total expenses, net investment income for the nine months ended September 30, 2020 was approximately $18.1 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period.

The net realized gains (losses) from the sales, repayments, or exits of investments were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gain (loss) on investments:
Gross realized gains	$3,531	$37	$9,000	$872
Gross realized losses	(2,865)	(1,527)	(3,744)	(5,246)
Total net realized gains/(losses) on investments	$666	$(1,490)	$5,256	$(4,374)

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

Net unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2021 and 2020 is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gross unrealized appreciation	$58,347	$11,576	$67,654	$9,509
Gross unrealized depreciation	(16,715)	(3,297)	(21,092)	(23,345)
Third party participation (1)	—	(70)	283	(124)
Net unrealized appreciation/depreciation reclassified related to net realized gains or losses (2)	(26,240)	—	(3,347)	—
Total net unrealized gains (losses) on investments	$15,392	$8,209	$43,498	$(13,960)

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
(2)	Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reclassification of unrealized appreciation (depreciation) was recorded during the three or nine months ended September 30, 2020.

The significant changes in net unrealized appreciation (depreciation) from investments during the three months ended September 30, 2021 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Birchbox, Inc.	$10,458
Edeniq, Inc.	3,818
Matterport, Inc.	2,832
Rigetti & Co, Inc.	1,764
Gabi Personal Insurance Agency, Inc.	1,193
Project Frog, Inc.	(903)
Bowery Farming, Inc.	(965)
Vertical Communications, Inc.	(984)
Circle Media Labs, Inc.	(2,309)
Store Intelligence, Inc.	(4,636)
Other, net	5,124
Total	$15,392

The significant changes in net unrealized appreciation (depreciation) from investments during the three months ended September 30, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Nanotherapeutics, Inc.	$2,202
GrubMarket, Inc.	903
Instart Logic, Inc.	894
Hospitalists Now, Inc.	730
Edeniq, Inc.	629
Oto Analytics, Inc.	(133)
Footprint International Holding, Inc.	(218)
Atieva, Inc.	(219)
Project Frog, Inc.	(289)
Birchbox, Inc.	(392)
Other, net	4,102
Total	$8,209

The significant changes in net unrealized appreciation (depreciation) from investments during the nine months ended September 30, 2021 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Lucid Motors, Inc.	$34,422
Matterport, Inc	8,927
Edeniq, Inc.	4,174
indie Semiconductor, Inc.	2,249
Bowery Farming, Inc.	2,011
WorkWell Prevention & Care	(1,701)
Vertical Communications, Inc.	(2,019)
Circle Media Labs, Inc.	(2,306)
Store Intelligence, Inc.	(5,582)
Ology Bioservices, Inc.	(7,259)
Other, net	10,582
Total	$43,498

The significant changes in net unrealized appreciation (depreciation) from investments during the nine months ended September 30, 2020 consisted of the following (in thousands):

Net Unrealized
Appreciation
Portfolio Company	(Depreciation)
Nanotherapeutics, Inc.	$3,560
Instart Logic, Inc.	978
GrubMarket, Inc.	898
Store Intelligence, Inc.	818
Hospitalists Now, Inc.	638
Workwell Prevention & Care	(1,710)
Vertical Communications, Inc.	(2,384)
Project Frog, Inc.	(2,398)
Atieva, Inc.	(3,174)
Vidsys, Inc.	(3,907)
Other, net	(7,279)
Total	$(13,960)

During the three and nine months ended September 30, 2021, we recorded net unrealized appreciation of $15.4 million and $43.5 million, respectively, which was primarily from net unrealized appreciation of approximately $18.6 million and $34.8 million, respectively, from our equity investments including warrants exercised during the period and net unrealized depreciation of ($0.2) million and net unrealized appreciation of $9.9 million, respectively, from our warrant investments, excluding those exercised during the period, partially offset by net unrealized depreciation from our debt investments.

During the three and nine months ended September 30, 2020, we recorded net unrealized appreciation of $8.2 million and net unrealized depreciation of ($14.0) million, respectively. The unrealized appreciation for the three months ended September 30, 2020, was primarily from unrealized appreciation of $2.6 million from our debt investments, $3.7 million from equity investments and $1.9 million from our warrant investments. The ($14.0) million of unrealized depreciation was a result of ($8.8) million of unrealized depreciation from our debt investments, ($3.4) million of unrealized depreciation from our warrant investments, and ($1.8) million of unrealized depreciation from our equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended September 30, 2021, was approximately $27.2 million. Net increase in net assets resulting from operations before formation costs during the three months ended September 30, 2020, was approximately $12.3 million. Net increase in net assets resulting from operations during the nine months ended September 30, 2021, was approximately $77.2 million. Net decrease in net assets resulting from operations before formation costs during the nine months ended September 30, 2020, was approximately $15.8 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2021 and 2020, basic net increase in net assets per common share were $1.02 and $0.68, respectively. The increase in 2021 is result of overall increased net operating results. For the nine months ended September 30, 2021, basic net increase in net assets per common share were $3.02 . For the nine months ended September 30, 2020, basic net decrease in net assets per common share were $0.88. Costs related to the acquisition of Trinity Capital Holdings was approximately $13.5 million, and the cost related to the acquisition of the Legacy Funds was approximately $2.1 million. The total cost of $15.6 million, when added to the net decrease in net assets resulting from operations before formation costs, resulted in a net decrease in net assets resulting from operations during the nine months ended September 30, 2020, of approximately $(15.8) million.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our initial public offering, the Private Offerings, the Convertible Notes offering and the 2026 Notes offering, borrowings under the Credit Facility and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the Credit Facility or any future credit facility, and proceeds from the turnover of our portfolio to finance our investment objectives and activities.

We may, from time to time, enter into additional credit facilities, increase the size of our existing Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the nine months ended September 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $20.8 million, which is the net result of $104.3 million of cash used in operating activities and $1.2 million of cash used in investing activities partially offset by $84.7 million of cash provided by financing activities. During the nine months ended September 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $52.7 million, which is the net result of $148.2 million of cash provided by financing activities partially offset by $91.8 million of cash used in investing activities and $3.9 million of cash from operating activities.

As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $40.3 million and $61.1 million, respectively, of which $39.7 and $60.3 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2021 and December 31, 2020, restricted cash consisted of approximately $15.0 million and $15.7 million, respectively, related to the Credit Facility covenants (See “Note 5 – Borrowings”), and an additional amount of approximately $0.7 million at December 31, 2020 was held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds. As of September 30, 2021 and December 31, 2020, we had approximately $181.5 million and $42.0 million, respectively, of available borrowings under the Credit Facility, subject to its terms and regulatory requirements. Cash, cash equivalents and restricted cash, taken together with available borrowings under the Credit Facility, as of September 30, 2021, are expected to be sufficient for our investing activities and to conduct our operations in the near term.

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Facility through our wholly owned subsidiary, Trinity Funding 1, LLC. The Credit Facility matures on January 8, 2022, unless extended, and we have the ability to borrow up to an aggregate of $300.0 million. In addition, borrowings under the Credit Facility are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%. We may utilize the leverage available under the Credit Facility to finance future investments. We used a portion of the proceeds from the Private Offerings to repay a portion of the aggregate amount outstanding under the Credit Facility in amount of approximately $60 million. As of September 30, 2021 and December 31, 2020, approximately $10.0 million and $135.0 million, respectively, was outstanding under the Credit Facility. During the three months ended September 30, 2021 we borrowed $46.0 million under the Credit Facility and made repayments of $106.0 million. During the nine months ended September 30, 2021, the Company borrowed an additional $71.0 million and made repayments of $196.0 million to Credit Suisse under the Credit Facility. During the three months ended September 30, 2020, we borrowed $10.0 million with no repayments. During the nine months ended September 30, 2020, we made repayments of approximately $85.0 million to Credit Suisse under the Credit Facility and borrowed an additional $10.0 million.

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

In January 2020, concurrent with the completion of the Private Common Stock Offering, we completed the 144A Note Offering in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold $125.0 million in aggregate principal amount of the unsecured 2025 Notes that mature on January 16, 2025, unless repurchased or redeemed in accordance with their terms prior to such date and bear interest at a fixed rate of 7.00% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. A portion of the proceeds of the 144A Note Offering were used to complete the Formation Transactions and repay a portion of the outstanding borrowings under the Credit Facility. Aggregate estimated offering expenses in connection with the transaction, including the fees and commissions, were approximately $4.8 million. As of September 30, 2021 and December 31, 2020, we had $125.0 million in aggregate principal amount of 2025 Notes outstanding.

In December 2020, we issued $50.0 million in aggregate principal amount of the Convertible Notes. The sale generated net proceeds of $47.0 million, including $1.7 million of debt issuance costs and $1.3 million of original issue discount. The Convertible Notes bear interest at a rate of 6.00% per year, payable semiannually in arrears on May 1 and November 1, of each year. The Convertible Notes mature on December 11, 2025, unless earlier converted by noteholders or purchased by the Company at the noteholders option upon the occurrence of a fundamental change, as defined in the indenture governing the Convertible Notes. As of September 30, 2021 and December 31, 2020, we had $50.0 million in aggregate principal amount of Convertible Notes outstanding.

In August 2021, we issued $125.0 million in aggregate principal amount of the 2026 Notes. The sale generated net proceeds of $122.4 million, including $2.6 million of debt issuance costs. The 2026 Notes mature on August 24, 2026, unless repurchased or redeemed in accordance with their terms prior to such date, and bear interest at a fixed rate of 4.375% per year, payable semiannually in arrears on February 15 and August 15 of each year. As of September 30, 2021, we had $125.0 million in aggregate principal amount of 2026 Notes outstanding.

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

Refer to “Item 1. Consolidated Financial Statements – Note 5 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective September 28, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to potentially borrow $2 for investment purposes of every $1 of investor equity. As of September 30, 2021, our asset coverage ratio was approximately 228.7% and our asset coverage ratio per unit was approximately $2,287. As of December 31, 2020, our asset coverage ratio was approximately 177.0% and our asset coverage ratio per unit was approximately $1,770. We target a leverage range of between 1.15x and 1.35x.

Commitments and Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of September 30, 2021 or December 31, 2020.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2021 and December 31, 2020 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of September 30, 2021, the Company had outstanding unfunded commitments of approximately $0.4 million to one portfolio company, Dandelion, Inc. The Company will fund its future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2021, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
Credit Facility	$10,000	$—	$—	$—	$10,000
2025 Notes	—	—	125,000	—	125,000
Convertible Notes	—	—	50,000	—	50,000
2026 Notes	—	—	125,000	—	125,000
Operating Leases (1)	56	845	751	1,619	3,271
Total Contractual Obligations	$10,056	$845	$300,751	$1,619	$313,271

(1)	Relates to lease for the Chandler office, which expires on July 31, 2022 and is subject to a five-year extension option that will not be exercised. Also includes the lease for our new headquarters in downtown Phoenix, Arizona which commenced on June 4, 2021.

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Record Date	Payment Date	Per Share Amount
May 7, 2020	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	August 21, 2020	September 4, 2020	0.27
November 9, 2020	November 20, 2020	December 4, 2020	0.27
December 22, 2020	December 30, 2020	January 15, 2021	0.27
March 23, 2021	March 31, 2021	April 16, 2021	0.28
June 15, 2021	June 30, 2021	July 15, 2021	0.29
September 13, 2021	September 30, 2021	October 15, 2021	0.33
		Total	$1.93

Price Range of Common Stock

Our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on January 29, 2021 under the symbol “TRIN” in connection with our initial public offering, which closed on February 2, 2021 (“IPO”). Prior to our IPO, the shares of our common stock were offered and sold in transactions exempt from registration under the Securities Act. As such, there was no public market for shares of our common stock during our fiscal quarters and years preceding December 31, 2020. Since our IPO, our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share.

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On November 3, 2021, the last reported closing sales price of our common stock on Nasdaq was $16.34 per share, which represented a premium of approximately 11.2% to our net asset value per share of $14.70 as of September 30, 2021, the last date prior to the date of this prospectus supplement for which we reported net asset value. As of November 3, 2021, we had approximately 145 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2021
Fourth Quarter (through November 3, 2021)	*	$16.40	$15.79	*	*	*
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.
(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	Shares of our common stock began trading on Nasdaq on January 29, 2021 under the trading symbol “TRIN”.

* Not determined at time of filing.

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

Refer to “Item 1. Consolidated Financial Statements – Note 12 – Related Party Transactions” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional information.

Recent Developments

KeyBank Credit Facility

On October 27, 2021, TrinCapFunding, LLC (“TCF”), a wholly owned subsidiary of the Company, as borrower, and the Company, as servicer, entered into a credit agreement (the “KeyBank Credit Agreement”) with the lenders from time to time party thereto, KeyBank, National Association (“KeyBank”), as administrative agent and syndication agent, and Wells Fargo, National Association, as collateral custodian and paying agent (such credit facility, the “KeyBank Credit Facility”).

The KeyBank Credit Facility includes an initial commitment of $75 million from KeyBank and allows the company, through TCF, to borrow up to $300 million. Borrowings under the KeyBank Credit Facility will initially bear interest at a rate equal to the one-month LIBOR plus 3.25%, which interest rate may decrease to one-month LIBOR plus 2.85% upon the achievement of certain benchmarks, including criteria related to the number and composition of assets in the KeyBank Credit Facility’s collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

The KeyBank Credit Facility includes a three-year revolving period and a two-year amortization period, and it matures on October 27, 2026, unless extended, and is collateralized by all investment assets held by TCF. The KeyBank Credit Agreement contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.

The KeyBank Credit Agreement also contains customary events of defaults (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; inaccuracy of representations or warranties in any material respect; voluntary or involuntary bankruptcy proceedings; and change of control of the borrower without the prior written consent of KeyBank.

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

As of September 30, 2021, approximately 60.0% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 40.0% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the Credit Facility are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%.

Based on our Consolidated Statements of Operations as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating rate instruments) and the hypothetical base rate changes in the three-month LIBOR on our Credit Facility and there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$9,182	$300	$8,882
Up 200 basis points	$5,786	$200	$5,586
Up 100 basis points	$2,628	$100	$2,528
Down 100 basis points	$—	$(12)	$12
Down 200 basis points	$—	$(12)	$12
Down 300 basis points	$—	$(12)	$12

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of September 30, 2021, we had two foreign domiciled portfolio companies. Our exposure to currency risk related to the debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments at September 30, 2021 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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

Other than as described below, during the nine months ended September 30, 2021, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our 2021 Annual Meeting of Stockholders held on June 17, 2021, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one-year anniversary of the date of our 2021 Annual Meeting of Stockholders and the date of our 2022 Annual Meeting of Stockholders, which is expected to be held in May or June 2022. The proposal approved by our stockholders at our 2021 Annual Meeting of Stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in one or more offerings may not exceed 25% of our outstanding common stock as of the date of stockholder approval of this proposal.

If we were to issue or sell shares of our common stock at a price below our net asset value per share, such sales would result in an immediate dilution to our net asset value per share and pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below such discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2021, pursuant to its amended and restated distribution reinvestment plan, the Company issued 63,390 shares of its common stock, at a price of $14.48 per share, to stockholders of record as of June 30, 2021 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.1	Registration Rights Agreement, dated January 16, 2020 (Notes) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.2	Registration Rights Agreement, dated December 11, 2020 (Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2020).
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

4.5	Form of 7.00% Note due 2025 (included as part of and incorporated by reference to Exhibit 4.5 hereto).
4.6

Second Supplemental Indenture, dated December 11, 2020, relating to the 6.00% Convertible Notes due 2025, between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2020).

4.7	Form of 6.00% Convertible Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.7 hereto).
4.8

Third Supplemental Indenture, dated August 24, 2021, relating to the 4.375% Note due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 24, 2021).

4.9	Form of 4.375% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.9 hereto).
10.1	2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021).
10.2

Form of Restricted Stock Agreement (2019 Trinity Capital Inc. Long Term Incentive Plan) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on September 14, 2021).

10.3	Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021).
10.4

Form of Restricted Stock Agreement (Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 14, 2021).

10.5

Form of Credit Agreement, dated October 27, 2021, relating to the Key Bank Credit Facility, by and among Trinity Capital, Inc., TrinCap Funding, LLC, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021).

10.6

Sale and Contribution Agreement, dated October 27, 2021, between the Company and TrinCap Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2021).

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

TRINITY CAPITAL INC.

Dated: November 4, 2021	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2021	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)