Form 10-K
period 2021-12-31
Trinity Capital Inc.
filed 2022-03-03
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39958

TRINITY CAPITAL INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 N. 1st Street Suite 302 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

(480) 374-5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRIN	Nasdaq Global Select Market

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

The aggregate market value of the registrant’s common stock ($0.001 par value per share) held by non-affiliates of the registrant as of June 30, 2021 was approximately $383,593,648, based on the closing sale price on the Nasdaq Global Select Market on that date of $14.48 per share.

As of March 3, 2022, the registrant had 27,288,484 shares of common stock ($0.001 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

TRINITY CAPITAL INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part I of this annual report on Form 10-K, including, but not limited to, the following:

●	our limited operating history as a business development company (“BDC”);
●	our future operating results;
●	our dependence upon our management team and key investment professionals;
●	our ability to manage our business and future growth;
●	risks related to investments in growth stage companies, other venture capital-backed companies and generally U.S. companies;
●	the ability of our portfolio companies to achieve their objectives, including due to the impact of supply chain disruptions, interest rate and inflation rate environments, and the SARS-CoV 2 (together with its variants, “COVID-19”) pandemic;
●	the use of leverage;
●	risks related to the uncertainty of the value of our portfolio investments;
●	changes in political, economic or industry conditions, including as a result of supply chain disruptions, the interest rate and inflation rate environments or conditions affecting the financial and capital markets, including as a result of the COVID-19 pandemic;
●	uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union, China, and other countries, including as a result of the COVID-19 pandemic;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	risks related to changes in interest rates and inflation rates, our expenses, and other general economic conditions and the effect on our net investment income;
●	the effect of the decommissioning of the London Interbank Offered Rate (“LIBOR”) and the implementation of alternatives to LIBOR, such as the Secured Overnight Financing Rate (“SOFR”);
●	the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, the Coronavirus Aid, Relief and Economic Security Act of 2020, and the American Rescue Plan Act of 2021, on our operations and/or the operations of our portfolio companies;
●	risks related to market volatility, including general price and volume fluctuations in stock markets;
●	our ability to make distributions; and
●	our ability to maintain our status as a BDC under the Investment Company Act of 1940, as amended and qualify annually for tax treatment as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

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

PART I

Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Company,” refer to Trinity Capital Inc. and its consolidated subsidiaries.

Item 1. Business

Organization

Trinity Capital Inc. (“Trinity Capital”), incorporated in Maryland on August 12, 2019, is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Because Trinity Capital is internally managed, all of the executive officers and employees are employed by Trinity Capital. Therefore, Trinity Capital does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

In connection with the filing of its 2020 annual tax return, Trinity Capital elected to be treated and qualified as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, and intends to qualify annually as a RIC. As a result, Trinity Capital generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it timely distributes to its stockholders.

On January 16, 2020, Trinity Capital completed a private equity offering (the “Private Common Stock Offering”) of shares of its common stock pursuant to which it issued and sold 8,333,333 shares of its common stock for total aggregate gross proceeds of approximately $125.0 million, inclusive of an over-allotment option that was exercised in full on January 29, 2020.

Concurrent with the closing of the Private Common Stock Offering, Trinity Capital completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”) of $125.0 million in aggregate principal amount of Trinity Capital’s unsecured 7.00% Notes due 2025 (the “2025 Notes”), inclusive of an over-allotment option that was exercised in full on January 29, 2020.

On January 16, 2020, through a series of transactions (the “Formation Transactions”), Trinity Capital acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P. and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) and all of their respective assets (the “Legacy Assets”), including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC (“Trinity Capital Holdings”), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. We used a portion of the proceeds from the Private Offerings to complete these transactions.

In the Formation Transactions, the Legacy Funds were merged with and into Trinity Capital, and Trinity Capital issued 9,183,185 shares of its common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners/managers of the Legacy Funds (the “Legacy Investors”), to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

As part of the Formation Transactions, Trinity Capital also acquired 100% of the equity interests of Trinity Capital Holdings for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares of our common stock, totaling approximately $8.0 million, and approximately $2.0 million in cash. In connection with the acquisition of such equity interests, Trinity Capital also assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. In connection with the acquisition of Trinity Capital Holdings, approximately $13.5 million (consisting of the aggregate purchase price and severance related liability assumed) was expensed to Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds in the Consolidated Statements of Operations. As a result of the Formation Transactions, Trinity Capital Holdings, a Delaware limited liability company became a wholly owned subsidiary of the Company. Since its acquisition, Trinity Capital Holdings has not engaged in any operations.

Trinity Funding 1, LLC, a Delaware limited liability company (“TF1”), was formed on August 14, 2019 as a wholly owned subsidiary of Fund II to serve as a bankruptcy-remote entity for purposes of securing lending. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II, pursuant to which TF1 became a wholly owned subsidiary of Trinity Capital, and Trinity Capital became a party to, and assumed, a $300 million credit agreement (as amended, the “Credit Suisse Credit Agreement”) with Credit Suisse AG (“Credit Suisse”) through TF1 (such credit facility, the “Credit Suisse Credit Facility”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the Credit Suisse Credit Facility. TrinCap Funding, LLC (“TCF”), a Delaware limited liability company, was formed on August 5, 2021 as a wholly owned subsidiary of Trinity Capital to serve as a bankruptcy-remote entity for purposes of securing lending in conjunction with a $300 million credit agreement, as amended, with KeyBank, National Association (“KeyBank”) (such credit facility, the “KeyBank Credit Facility”). TF1 and TCF are included as consolidated subsidiaries of Trinity Capital in our consolidated financial statements.

On January 29, 2021, our common stock began trading on the Nasdaq Global Select Market under the ticker symbol “TRIN,” and we completed our initial public offering of 8,006,291 shares of our common stock, par value $0.001, inclusive of an over-allotment option that was exercised in full on February 2, 2021 (“IPO”).

Overview

We are a specialty lending company that provides debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. Our investment objective is to generate current income and, to a lesser extent, capital appreciation through our investments. We seek to achieve our investment objective by making investments consisting primarily of term loans and equipment financings and, to a lesser extent, working capital loans, equity and equity-related investments. Our equipment financings involve loans for general or specific use, including acquiring equipment, that are secured by the equipment or other assets of the portfolio company. In addition, we may obtain warrants or contingent exit fees at funding from many of our portfolio companies, providing an additional potential source of investment returns. The warrants entitle us to purchase preferred or common ownership shares of a portfolio company, and we typically target the amount of such warrants to scale in proportion to the amount of the debt or equipment financing. Contingent exit fees are cash fees payable upon the consummation of certain trigger events, such as a successful change of control or initial public offering of the portfolio company. In addition, we may obtain rights to purchase additional shares of our portfolio companies in subsequent equity financing rounds.

We target investments in growth stage companies with institutional investor support, experienced management teams, promising products and offerings, and large expanding markets. We define “growth stage companies” as companies that have significant ownership and active participation by sponsors and expected annual revenues of up to $100 million. These companies typically are private companies that have begun to have success selling their products to the market and need additional capital to expand their operations and sales. Despite often achieving growing revenues, these types of companies typically have limited financing options to fund their growth. Equity, being dilutive in nature, is generally the most expensive form of capital available, while traditional bank financing is rarely available, given the lifecycle stage of these companies. Financing from us bridges this financing gap, providing companies with growth capital, which may result in improved profitability, less dilution for all equity investors, and increased enterprise value. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

Our loans and equipment financings may have initial interest-only periods of up to 24 months and generally fully amortize over a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission-critical assets and/or a blanket second position lien. We may also make direct equity and equity-related investments in conjunction with our debt investments. We target growth stage companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments will mitigate risk and significantly reduce the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

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

Human Capital Resources and Management Team

We are an internally managed BDC employing 41 dedicated professionals as of December 31, 2021, including 33 investment, origination and portfolio management professionals, all of whom have experience working on investment and financing transactions for growth and early-stage companies. All of our employees are located in the United States.

Our management team has prior management experience, including with early-stage tech startups, and employs a highly systematized investment approach. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

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

In response to the COVID-19 pandemic, we instituted a temporary work-from-home policy in March 2020, during which our employees primarily worked remotely without disruption to our operations. In May 2020, we began to allow healthy employees to work in the office if they so choose. We believe in the collaborative energy of working together and during 2021 encouraged employees to return to the office, however, for those hesitant to return to the office, we have continued to support remote work as an option during the ongoing COVID-19 pandemic.

Potential Competitive Advantages

We believe that we are one of only a select group of specialty lenders that has our depth of knowledge, experience, and track record in lending to growth stage companies. Further, we are one of an even smaller subset of specialty lenders that offers both loans and equipment financings. Our other potential competitive advantages include:

● In-house engineering and operations expertise to evaluate growth stage companies’ business products and plans.

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

● Direct origination networks that benefit from relationships with venture banks, institutional equity investors and entrepreneurs built during the term of operations of the Legacy Funds, which began in 2008.

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

● A dedicated staff of professionals covering credit origination and underwriting, as well as portfolio management functions.

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

● A proprietary credit rating system and regimented process for evaluating and underwriting prospective portfolio companies.

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

● Scalable software platforms developed during the term of operations of the Legacy Funds, which support our underwriting processes and loan monitoring functions.

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

Market Opportunity

We believe that an attractive market opportunity exists for providing debt and equipment financings to growth stage companies for the following reasons:

●	Growth stage companies have generally been underserved by traditional lending sources.
●	Unfulfilled demand exists for loans and equipment financings to growth stage companies due to the complexity of evaluating risk in these investments.
●	Debt investments with warrants are less dilutive than traditional equity financing and complement equity financing from venture capital and private equity funds.
●	Equity funding of growth stage companies, including venture capital backed companies, has increased steadily over the last ten years, resulting in new lending and equipment financing opportunities.
●	We estimate that the annual U.S. venture debt and equipment financing market in 2021 exceeded $50 billion. We believe that the equipment financing market is even more fragmented, with the majority of equipment financing providers unable to fund investments for more than $10 million. We believe there are significant growth opportunities for us to expand our market share in the venture debt market and become a one-stop shop for loans and equipment financings for growth stage companies.

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

Unfulfilled Demand for Loans and Equipment Financings to Growth Stage Companies.

Private capital in the form of loans and equipment financings from specialty finance companies continues to be an important source of funding for growth stage companies. We believe that the level of demand for loans and equipment financings is a function of the level of annual venture equity investment activity and can be as much as 20% to 30% of such investment activity. We believe this market is largely served by a handful of venture banks, with whom our products generally do not compete, and a relative few term lenders and lessors.

We believe that demand for loans and equipment financings to growth stage companies is currently underserved, given the high level of activity in venture capital equity market for the growth stage companies in which we invest. We believe certain venture lending companies have begun to focus on larger investment opportunities, potentially creating additional opportunities for us in the near term. Our senior management team has seen a significant increase in the number of potential investment opportunities over the last ten years.

Debt Investments with Warrants Complement Equity Financing from Venture Capital and Private Equity Funds.

We believe that growth stage companies and their financial sponsors will continue to view debt, including loans and equipment financings, as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our debt investments, including loans and equipment financings, will provide access to growth capital that otherwise may only be available through incremental equity investments by new or existing equity investors. As such, we intend to provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe many growth stage companies target a portion of their capital to be debt and equipment financing in an attempt to minimize ownership dilution to existing investors and company founders. In addition, because growth stage companies generally reach a more mature stage prior to reaching a liquidity event, we believe our investments could provide the capital needed to grow or recapitalize during the extended growth period sometimes required prior to liquidity events.

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

We primarily seek to invest in loans and equipment financings to growth stage companies that have generally completed product development and are in need of capital to fund revenue growth. We believe a lack of profitability often limits these companies’ ability to access traditional bank financing and our in-house engineering and operations experience allows us to better understand this risk and earn what we believe to be higher overall returns and better risk-adjusted returns than those associated with traditional bank loans. Leveraging the experience of our investment professionals, we seek to target companies at their growth stage of development and seek to identify financing opportunities ignored by the traditional direct lending community.

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

Characteristics of Target Portfolio Companies

We seek to invest in a cross-section of growth stage companies. In addition to the criteria discussed in this annual report on Form 10-K, we may consider other factors such as portfolio company size, industry, historical revenue growth, management’s revenue growth projections, relevant operating margins, competition, management capabilities and geographic concentration. We will evaluate prospective portfolio companies quantitatively and qualitatively, and determine investments based on the key factors, including the following items:

●	Recent, concurrent, or future funding by a venture capital firm;
●	Strong, experienced and flexible management team;
●	Successful, market-proven product and/or service with some proprietary characteristics;
●	Application of proven technologies that enable their customers to reduce costs, improve strategic positioning or fundamentally change the competitive nature of their industries;
●	Detailed business plan with multi-year projections that cover the full term of our investment; and
●	A defined exit strategy with identified potential acquirers.

Investment Structure

We seek to structure portfolio investments to mitigate risk and provide attractive risk-adjusted returns for our investors while meeting portfolio companies financing needs. Typically, our loans, equipment financings and equity and equity-related investments take one of the following forms:

●	Term Debt and Working Capital Loans. Term debt and working capital loans typically have initial interest-only periods of up to 24 months and may then fully amortize over a total term of up to 60 months. The annual stated interest rate on these loans typically has ranged from 8% to 14%.
●	Equipment Financings. Typically, an equipment financing is structured as fully amortizing over a period of up to 60 months. The specific terms of each equipment financing depend on the creditworthiness of the portfolio company and the projected value of the financed assets. Occasionally, we offer an initial period at a lower finance factor to companies with stronger creditworthiness, which is analogous to an interest-only period on a term loan. Annual interest rates on equipment financings typically have ranged from 7% to 14%.

●	Additional Deal Considerations. Additional deal considerations typically have included upfront fees of up to 2% of the invested principal, upfront structuring fees of approximately one-half month of finance payments for equipment financings, an upfront deposit of up to three months for equipment financings, and have final payments on average of 8% of invested principal.
●	Equity and Equity-Related Securities. We may also seek to obtain warrants entitling us to purchase preferred or common ownership shares of a portfolio company. We typically target the amount of such warrants to scale in proportion to the amount of the debt or equipment financing. We also attempt to structure such warrants so that the exercise price of the warrants will either be the price paid by venture capital investors in the most recent financing round or a current option price set by the portfolio company. Our typical exercise period for warrants is seven to 10 years. In addition, we may obtain rights to purchase additional shares of our portfolio companies in subsequent equity financing rounds.

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

As of December 31, 2021, the Company’s debt investment portfolio had a weighted average risk rating score of 3.0.

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

Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of our IPO or until the earliest of:

●	the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion;
●	December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of the shares of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months; or
●	the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

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

Issuance of Derivative Securities.   Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC’s total outstanding shares of capital stock. We have received exemptive relief from the SEC to permit us to issue restricted stock and stock options to our employees, officers and directors subject to the above conditions and the conditions of such exemptive relief, among others. See “—SEC Exemptive Application and Relief” below and “Note 8. Equity Incentive Plans” to our consolidated financial statements included with this annual report on Form 10-K for additional information.

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

SEC Exemptive Application and Relief

On May 27, 2021, we received exemptive relief from the SEC that allows us to issue (i) restricted stock and stock options to our employee directors, executive officers and other employees under the 2019 Trinity Capital Inc. Long-Term Incentive Plan and (ii) restricted stock to our non-employee directors under the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, subject to the terms and conditions of such exemptive relief and such equity incentive plans. These equity incentive plans were approved by our Board on October 17, 2019, and by our stockholders on June 17, 2021 at our 2021 Annual Meeting of Stockholders. See “Note 8. Equity Incentive Plans” to our consolidated financial statements included with this annual report on Form 10-K for additional information.

On August 5, 2021, we filed an exemptive application with the SEC for exemptive relief to permit us to organize, as a direct wholly owned portfolio company, a subsidiary that intends to operate as an investment adviser registered under the Investment Advisers Act of 1940, as amended, pursuant to which it will provide investment management and other services to one or more privately-offered pooled investment vehicles, registered management investment companies, BDCs and/or investment accounts, and receive advisory fees for such services. The SEC is not obligated to grant such exemptive relief and we cannot provide any assurance that we will receive such exemptive relief.

Certain U.S. Federal Income Tax Considerations

Taxation as a Regulated Investment Company

In connection with the filing of our 2020 annual tax return, we elected to be treated and qualified as a RIC for U.S. federal income tax purposes, and intend to qualify annually as a RIC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to stockholders as distributions. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must timely distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

●	qualify as a RIC; and
●	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of income we timely distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of  (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) any net ordinary income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any net ordinary income and capital gain net income in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year:
o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o	no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our qualification for tax treatment as a RIC and become subject to U.S. federal income tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. In addition, we may be prohibited under the terms of any existing or future credit facilities from making distributions unless certain conditions are satisfied. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax as an ordinary corporation.

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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a stockholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC in the future, we would be subject to U.S. federal income tax on such income at regular corporate rates (and also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to stockholders. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such distributions as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Corporate Information

Our principal executive offices are located at 1 N 1st Street, 3rd Floor, Phoenix, AZ 85004. We maintain a website on the Internet at www.trinitycap.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider that information to be part of this annual report on Form 10-K.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks occurs, the trading price, if any, of our securities could decline, and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Summary of Principal Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in our securities and is followed by a more detailed discussion of the material risks related to us and an investment in our securities.

We are subject to risks related to our business and structure, including, but not limited to the following:

●	We have a limited operating history as a BDC.
●	We depend upon our senior management team and investment professionals, including the members of our Investment Committee, for our success.
●	Our business model depends, to a significant extent, upon strong referral relationships with venture capital sponsors, and our inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
●	Regulations governing our operations as a BDC affect our ability to and the way in which we raise additional capital.
●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	Provisions in our existing and future credit facilities may limit our operations.
●	We are exposed to risks associated with changes in interest rates, including the decommissioning of LIBOR and the implementation of alternatives to LIBOR, such as SOFR.
●	Most or a substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	The Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
●	Any failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

We are subject to risks related to our investments, including, but not limited to the following:

●	Our investments are very risky and highly speculative and a lack of liquidity in our investments may adversely affect us.
●	Our investment strategy focuses on growth stage companies which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, below investment grade ratings, which could cause you to lose all or part of your investment in us.
●	The equipment financing industry is highly competitive and competitive forces could adversely affect the financing rates and resale prices that we may realize on our equipment financing investment portfolio and the prices that we have to pay to acquire our investments.

●	The COVID-19 pandemic has caused severe disruptions in the global economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
●	Our investments are geographically concentrated, which may result in a single occurrence in a particular geographic area having a disproportionate negative impact on our investment portfolio.
●	We may be subject to risks associated with our investments in senior loans, junior debt securities and covenant-lite loans.

Risks related to an investment in our securities include, but are not limited to, the following:

●	We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
●	Investing in our common stock may involve an above-average degree of risk, including the risk of dilution.
●	The market value of our securities may fluctuate significantly, which may make it difficult to resell our securities, including at an attractive price.
●	We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
●	Our 2025 Notes, our 4.375% Notes due 2026 (the “August 2026 Notes”), our 4.25% Notes due 2026 (the “December 2026 Notes”) and our 6.00% Convertible Notes due 2025 (the “Convertible Notes”) are each unsecured and therefore effectively subordinated to any secured indebtedness we currently have outstanding or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured unsubordinated indebtedness issued by us and our general liabilities.

We are subject to risks related to U.S. federal income tax including, but not limited to, the following:

●	We will be subject to corporate-level U.S. federal income tax if we are unable to maintain qualification as a RIC under Subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

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

Capital markets may experience periods of disruption and instability, including as recently experienced. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time-to-time, capital markets may experience periods of disruption and instability, including as recently as 2020 due to the COVID-19 pandemic. Since 2020, the U.S. capital markets have experienced extreme volatility and disruption, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic, supply chain disruptions, interest rate and inflation rate environments, and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these types of events contribute to unpredictable general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of recent market disruption and instability, it is difficult to predict the full impact of these conditions on our business. The extent of any such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, changes in interest rate and inflation rates, the duration and severity of the COVID-19 pandemic and the actions taken by governments to these conditions.

During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. From time to time, we may seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to the approval granted at our 2021 annual meeting of stockholders held on June 17, 2021, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on the earlier of June 17, 2022 and the date of our 2022 annual meeting of stockholders.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital, and our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage (as defined in the 1940 Act) must equal at least 150% immediately after each time we incur indebtedness. The continuance or reappearance of market conditions similar to those experienced during and since 2020 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Significant disruption or volatility in the capital markets, including as experienced during and since 2020, may also have a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required and to value such investments. Consequently, we may realize significantly less than the value at which we carry our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments through public and/or private offerings of both debt and equity. Unfavorable economic conditions could increase our funding costs or result in a decision by lenders not to amend any outstanding credit facility or extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our “investment company taxable income” (i.e., our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any) to our stockholders to continue to be taxed as a RIC. As a result, these earnings are not available to fund new investments.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We issued the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes, and entered into the KeyBank Credit Facility through our wholly owned subsidiary, TrinCap Funding, LLC, and may issue other debt securities or preferred stock and/or borrow money from other banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (if certain requirements are met) of total assets less all liabilities and indebtedness not represented by senior securities immediately after each issuance of senior securities. We have satisfied the requirements to increase our asset coverage ratio to 150%, including stockholder and Board approval. Under a 150% asset coverage ratio, we could potentially borrow $2 for investment purposes of every $1 of investor equity.

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

As part of our business strategy, we issued the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes, assumed the Credit Suisse Credit Facility through our wholly owned subsidiary, Trinity Funding 1, LLC, which matured on January 8, 2022 in accordance with its terms, and entered into the KeyBank Credit Facility through our wholly owned subsidiary, TrinCap Funding, LLC, and we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our stockholders. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock distributions, scheduled debt payments or other payments related to our securities. Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Leverage is generally considered a speculative investment technique.

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

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	(28.4)%	(17.9)%	(7.4)%	3.1%	13.6%

(1)

Assumes (i) $937.1 million in total assets, (ii) $466.0 million in outstanding principal indebtedness, (iii) $446.5 million in net assets as of December 31, 2021 and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.1% as of December 31, 2021.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

Indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under outstanding indebtedness.

Currently, we have secured indebtedness outstanding under the KeyBank Credit Facility and unsecured indebtedness outstanding related to the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes, and may incur additional indebtedness in the future. The use of debt could have significant consequences on our future operations, including:

●	making it more difficult for us to meet our payment and other obligations under the KeyBank Credit Facility, the 2025 Notes, the August 2026 Notes, the December 2026 Notes, the Convertible Notes and/or any other outstanding indebtedness we may incur in the future;
●	resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in substantially all of our debt becoming immediately due and payable;
●	reducing the availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
●	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates; and
●	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the KeyBank Credit Facility, the 2025 Notes, the August 2026 Notes, the December 2026 Notes, the Convertible Notes and/or any other outstanding indebtedness we may incur in the future.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our financing arrangements or otherwise in an amount sufficient to enable us to pay our indebtedness, including under the KeyBank Credit Facility, the 2025 Notes, the August 2026 Notes, the December 2026 Notes, the Convertible Notes and/or any other outstanding indebtedness we may incur in the future, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including under the KeyBank Credit Facility, the 2025 Notes, the August 2026 Notes, the December 2026 Notes, the Convertible Notes and/or any other outstanding indebtedness we may incur in the future, on or before the scheduled maturity. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements, including our payment obligations under the KeyBank Credit Facility, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes.

Provisions in our existing and future credit facilities may limit our operations.

At our discretion, we have utilized the leverage available under the KeyBank Credit Facility and the Credit Suisse Credit Facility, and may continue to utilize the leverage available under the KeyBank Credit Facility, for investment and operating purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the Credit Suisse Credit Facility. Additionally, we may in the future enter into additional credit facilities. To the extent we borrow money to make investments, the applicable credit facility may be backed by all or a portion of our loans and securities on which the lender will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with a lender. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lenders or their designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Whether or not SOFR attains market traction as a LIBOR replacement remains a question. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our portfolio company debt investments are based on the Prime rate and not LIBOR, in connection with the cessation of LIBOR, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR, if any, to provide for an alternative reference rate, to the extent they do not already provide for as much upon the cessation of LIBOR, which may have an adverse effect on our overall financial condition or results of operations. Furthermore, our borrowings under the KeyBank Credit Facility generally bear interest at a rate related to LIBOR, but its terms provide for the replacement of LIBOR with SOFR no later than July 1, 2023 or the date that the FCA permanently or indefinitely ceases to provide LIBOR rates, if earlier.. In addition, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by the Board. Most or a substantial portion of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	a comparison of the portfolio company’s securities to publicly traded securities;
●	the enterprise value of a portfolio company;
●	the nature and realizable value of any collateral;
●	the portfolio company’s ability to make payments and its earnings and discounted cash flow;
●	the markets in which the portfolio company does business; and
●	changes in the interest rate and inflation rate environments and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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

In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. As a result, we could be subject to lender liability, claims for actions taken by us with respect to a portfolio company’s business or instances where we exercise control over the portfolio company, including as a result of actions taken in rendering significant managerial assistance to the portfolio company or actions to compel and collect payments from the portfolio company outside of the ordinary course of business. Lender liability claims can be time-consuming and expensive to defend and result in significant liability.

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our and our portfolio companies’ business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, escalating border tensions between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the U.S. government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

The COVID-19 pandemic has caused severe disruptions in the global economy, including supply chain disruptions, and has disrupted financial activity in the areas in which we or our portfolio companies operate.

As of the filing date of this annual report on Form 10-K, there is a continued outbreak of the COVID-19 pandemic. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

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

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “—The COVID-19 pandemic has caused severe disruptions in the global economy, including supply chain disruptions, and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate, which could in turn negatively impact certain of such portfolio companies, including by causing significant business disruption issues.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

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

Some of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during periods of economic recession or downturn. For example, the COVID-19 pandemic has disrupted markets and industries, and the prolonged impact remains uncertain. Many manufacturers of goods in

China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. The impact of the COVID-19 pandemic has spread to other parts of the world and similar impacts have occurred with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency, bankruptcy or liquidation.

In addition, investing in small, fast-growing, private companies involves a number of significant risks, including the following:

●	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
●	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, and general economic downturns;
●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
●	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.

Our investments are very risky and highly speculative.

We invest primarily in secured loans and select equity and equity-related investments issued by, and provide equipment financing to, small, fast-growing private companies. We invest primarily in secured loans made to companies whose debt has generally not been rated by any rating agency, although we would expect such debt, if rated, to fall below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade because of the credit risk of the issuers. Such issuers are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance.

Generally, little public information exists about the types of companies in which we invest, and we are required to rely on the ability of our senior management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Senior Secured Loans. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our liens on the collateral securing our loans could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. The fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be compelled to enforce our remedies. Further, no active trading market may exist or be maintained for certain senior secured loans. Illiquidity and adverse market conditions may mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

Second Lien Secured Loans. In structuring our loans, we may subordinate our security interest in certain assets of a borrower to another lender, usually a bank, such that we hold a second lien secured loan. In these situations, all of the risks identified above regarding senior secured loans would be present and additional risks inherent in holding a junior security position would also be present, including that our second lien secured loans generally would be subordinated to senior loans and other creditors may rank senior to us in the event of default, insolvency or liquidation. In addition, these securities may not be protected by all of the financial covenants, such as limitations upon additional indebtedness, typically protecting such senior debt. In the event a portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of our investment in a second lien secured loan.

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

There is a risk that the collateral securing our secured loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, may be liquidated at a price lower than what we consider to be fair value and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a borrower to raise additional capital, which could materially and adversely affect our ability to recover our investment.

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

For example, as of December 31, 2021, our largest industry concentrations of our total investments at fair value were in the manufacturing industry, which represented approximately 25.4%; technology-related companies in the professional, scientific and technical services industry, which represented approximately 18.5%; and the information technology industry, which represented approximately 12.3%. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

Our investments in the manufacturing industry generally are subject to various risks, including safety or product liability issues, costs of raw materials and energy, including crude oil, interruptions to the manufacturing process, supply chain disruptions, and competition in global markets. Companies in this industry are also subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. In addition, future regulatory or other developments could also restrict or eliminate the use of, or require manufacturing companies to make modifications to, their products, packaging, manufacturing processes and technology, which could have a significant adverse impact on their financial condition, results of operations and cash flows.

Our investments in technology-related companies in the professional, scientific and technical services industry generally are subject to various risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic economic downturns. Many of these technology-related companies have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns and changes in regulatory and governmental programs. In addition, the revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. As a result, these types of portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Our investments in the information technology industry generally are subject to various risks, including extensive government regulation, litigation risk and certain other risks particular to this industry. The information technology industry is heavily on dependent on continued capital investments users of the technology. Additional risks include rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the information technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

We may invest in technology-related companies that do not have venture capital or private equity firms as equity investors, and these companies may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of our investment.

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

Our investments in portfolio companies may expose us to environmental risks.

We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.

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

All or a substantial portion of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to pay distributions to our stockholders and to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material nonpublic information regarding such portfolio company or we become subject to trading restrictions under the internal trading policies of those companies as a result of applicable law or regulations.

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

Our investments may include original issue discount, or OID. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
●	The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
●	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
●	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
●	OID instruments generally represent a significantly higher credit risk than coupon loans.
●	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to attempt to preserve or enhance the value of our initial investment. We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although we expect that all or substantially all of our investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. As discussed below, we may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

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

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. We have claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

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

Our Bylaws include an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents.

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

Our stockholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 200 million shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without stockholder approval. If we raise additional funds by issuing shares or senior securities convertible into, or exchangeable for, shares, then the percentage ownership of our stockholders at that time will decrease and they will experience dilution, including upon the exercise of such convertible securities. Depending upon the terms and pricing of any future offerings and the value of our investments, stockholders’ may also experience dilution in the book value and fair value of their shares. Stockholders will experience dilution upon the conversion of some or all of the Convertible Notes into shares, and the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the market price for our shares.

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

The market value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

●	loss of RIC or BDC status;
●	distributions that exceed our net investment income and net income as reported according to U.S. generally accepted accounting principles (“GAAP”);
●	changes in earnings or variations in operating results;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
●	departure of key personnel;
●	general economic trends and other external factors; and
●	loss of a major funding source.

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

Risks Related to the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes

The 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred, including under the KeyBank Credit Facility), and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes. Secured indebtedness, including the indebtedness under the KeyBank Credit Facility, is effectively senior to the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes to the extent of the value of the assets securing such indebtedness.

The 2025 Notes, the August 2026 Notes and the December 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes are obligations exclusively of Trinity Capital Inc. and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes, and these notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Any assets of any of our subsidiaries will not be directly available to satisfy the claims of our creditors, including the holders of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes are structurally subordinated, or junior, to the KeyBank Credit Facility and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish.

The respective indentures under which the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes were issued contain limited protection for holders of such notes.

The respective indentures under which the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes were issued offer limited protection to holders of such notes. The respective terms of such indentures and the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2025 Notes, the August 2026 Notes, the December 2026 Notes or the Convertible Notes. In particular, the terms of such indentures and the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes do not place any restrictions on our or our subsidiaries’ ability to:

• issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari passu, or equal, in right of payment to the 2025 Notes, the August 2026 Notes, the December 2026 Notes or the Convertible Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2025 Notes, the August 2026 Notes, the December 2026 Notes or the Convertible Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the 2025 Notes, the August 2026 Notes, the December 2026 Notes or the Convertible Notes and (4) securities, indebtedness or other obligations incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2025 Notes, the August 2026 Notes, the December 2026 Notes or the Convertible Notes with respect to the assets of those subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

• pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2025 Notes, the August 2026 Notes, the December 2026 Notes or the Convertible Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which each of such notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase. Under this covenant, we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code. Furthermore, this covenant will permit us to continue paying dividends or distributions and the restrictions will not apply unless and until such time as our asset coverage (as defined in the 1940 Act, except to the extent modified by this covenant) has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions for more than six consecutive months. For the purposes of determining “asset coverage” as used above, any and all indebtedness of the Company, including any outstanding borrowings under the KeyBank Credit Facility and any successor or additional credit facility, will be deemed a senior security of us;

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

In addition, under the indenture governing the 2025 Notes, we are not required to offer to purchase the 2025 Notes in connection with a change of control or any other event. Such limitation does not apply to the August 2026 Notes, the December 2026 Notes or the Convertible Notes under their respective governing indentures. See “We may not be able to repurchase either of the August 2026 Notes or the December 2026 Notes upon a Change of Control Repurchase Event” below” and “We may not have, or have the ability to raise, the funds necessary to purchase the Convertible Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to deliver shares of our common stock upon conversion or purchase of the Convertible Notes” below.

Furthermore, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes and the terms of their respective indentures do not protect holders of such notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes may have important consequences for the holders of such notes, including making it more difficult for us to satisfy our obligations with respect to the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes or negatively affecting the trading value of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes to the extent such a trading market develops for such notes.

Certain of our current debt instruments include more protections for their holders than the 2025 Notes the August 2026 Notes, the December 2026 Notes and the Convertible Notes, including under the respective indentures of such notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes, including under the respective indentures of such notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes to the extent such a market develops for such notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes.

Any default under the agreements governing our indebtedness or under other indebtedness to which we may be a party, that is not waived by the required lenders or holders and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes and substantially decrease the market value of any such notes.

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

If we are unable to repay debt, lenders having secured obligations, including under the KeyBank Credit Facility, could proceed against the collateral securing the debt. Because the KeyBank Credit Facility and the respective indentures governing the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes each have, and any future debt will likely have, customary cross-default and cross-acceleration provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

The optional redemption provision under the respective indentures of the 2025 Notes, the August 2026 Notes and the December 2026 Notes may materially adversely affect a holder’s return on such notes.

The 2025 Notes are redeemable in whole or in part at any time or from time to time on or after January 16, 2023 at our option, and the August 2026 Notes and the December 2026 Notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the 2025 Notes, the August 2026 Notes and/or the December 2026 Notes at times when prevailing interest rates are lower than the interest rate paid on such notes. In this circumstance, the holders thereof may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the 2025 Notes, the August 2026 Notes and/or the December 2026 Notes being redeemed.

We may not be able to repurchase either of the August 2026 Notes or the December 2026 Notes upon a Change of Control Repurchase Event.

Upon the occurrence of a Change of Control Repurchase Event (as defined in the respective indenture that governs the August 2026 Notes and the December 2026 Notes), subject to certain conditions, we will be required to offer to repurchase all outstanding August 2026 Notes and the December 2026 Notes, as applicable, at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for such purchase of such notes, as applicable, will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of such notes tendered, as applicable. Before making any such repurchase of such notes, as applicable, we would also have to comply with certain requirements under the KeyBank Credit Facility and/or any future credit facility, as applicable, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under the KeyBank Credit Facility and/or any future credit facility, as applicable. Our future debt instruments also may contain similar restrictions and provisions. If the holders of the August 2026 Notes and/or the December 2026 Notes, as applicable, exercise their right to require us to repurchase all of such notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the August 2026 Notes, the December 2026 Notes, and/or our other debt, as applicable.

We may not have, or have the ability to raise, the funds necessary to purchase the Convertible Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to deliver shares of our common stock upon conversion or purchase of the Convertible Notes.

Holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash upon the occurrence of a fundamental change at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. As defined in the indenture under which the Convertible Notes were issued, including the Base Indenture, dated as of January 16, 2020 (the “Base Indenture”), between the Company and U.S Bank National Association, as trustee (the “Trustee”), and a Second Supplemental Indenture, dated as of December 11, 2020 (together with the Base Indenture, the “Convertible Notes Indenture”), between the Company and the Trustee, a fundamental change means the occurrence of either a change in control or, after the initial listing of our common stock on a national securities exchange, the termination of trading of our common stock on any such exchange. We may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered therefor. In addition, our ability to purchase the Convertible Notes or to deliver shares of our common stock upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to purchase Convertible Notes at a time when the purchase is required by the Convertible Notes Indenture or deliver any shares of our common stock upon future conversions of the Convertible Notes as required by the Convertible Notes Indenture would constitute a default under the Convertible Notes Indenture. A default under the Convertible Notes Indenture or the fundamental change itself could also lead to a default under the KeyBank Credit Facility and/or the respective indentures of the 2025 Notes, the August 2026 Notes and the December 2026 Notes. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes.

There is no active public trading market for the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes; as a result, a holder may not be able to resell any of such notes.

There currently is no active public trading market for the 2025 Notes, the August 2026 Notes, December 2026 Notes and the Convertible Notes. We do not currently intend to apply for listing of any such notes on any securities exchange or for quotation of any such notes on any automated dealer quotation system. If no active trading market develops, a holder may not be able to resell any of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes at their fair market value or at all. If any of such notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a market is made for any of such notes, any such market-making may be discontinued at any time. In addition, any market-making activity, if any, will be subject to limits imposed by law. Accordingly, we can provide no assurance that a liquid trading market, if any, will develop for the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes, that a holder will be able to sell any of such notes at a particular time, or that the price a holder may receive when it sells any of such notes will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for such notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes for an indefinite period of time.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes, if any, or changes in the debt markets, could cause the liquidity and/or market value of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes to decline significantly.

Any credit ratings assigned to us, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes are an assessment by rating agencies of our ability to pay our obligations when due. Consequently, real or anticipated changes to any such credit ratings will generally affect the liquidity and/or market value of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes. These credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed herein that could impact the liquidity and/or market value of the 2025 Notes, the August 2026 Notes, the December 2026 Notes and/or the Convertible Notes.

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

If we issue shares of our common stock upon conversion of some or all of the Convertible Notes, our stockholders, including holders that received shares of our common stock upon conversion of their Convertible Notes, may experience dilution.

The forced conversion provision may materially adversely affect the holders’ return on the Convertible Notes.

At our option, we may cause the holders to convert all or a portion of the then outstanding principal amount of the Convertible Notes plus accrued but unpaid interest, but excluding the date of such conversion, at any time on or prior to the close of business on the business day immediately preceding the maturity date, if, the closing sale price of our common stock on a national securities exchange for any 30 consecutive trading days exceeds 120% of the conversion price, as may be adjusted. Upon such conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, per $1,000 principal amount of the Convertible Notes, equal to the conversion rate, and a forced conversion make-whole payment, if any, in cash, as described Convertible Notes Indenture. In this circumstance, the holders may not be able to reinvest the proceeds therefrom in a comparable security at an effective interest rate as high as that of the Convertible Notes.

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

There is currently no public market for the Convertible Notes and there can be no assurance that a market for the Convertible Notes will develop or be maintained. In addition, the market value and liquidity, if any, of the market for the Convertible Notes or our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. In addition, because the Convertible Notes are convertible into our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the Convertible Notes. These factors include:

●	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	loss of RIC or BDC status;
●	distributions that exceed our net investment income and net income as reported according to GAAP;
●	changes in earnings or variations in operating results;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
●	departure of key personnel;
●	general economic trends and other external factors; and
●	loss of a major funding source.

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

We have elected to be treated as, and intend to qualify annually as, a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To qualify for RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset-diversification and annual distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify to be taxed as a RIC and, thus, may be subject to corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset-diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We and our portfolio companies are subject to laws and regulations at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of our management team and investment professionals. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investment in us.

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

Terrorist attacks, acts of war, global health emergencies, or extreme weather conditions or other natural disasters, including as a result of global climate change, may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies, or extreme weather conditions or other natural disasters, including as a result of global climate change, may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies, or extreme weather conditions or other natural disasters, including as a result of global climate change, could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies, and extreme weather conditions or other natural disasters are generally uninsurable. The nature and level of extreme weather conditions or other natural disasters cannot be predicted and may be exacerbated by global climate change.

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

We and our third-party providers continue to be impacted by government action in response to the COVID-19 pandemic that are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the COVID-19 pandemic, we instituted a work from home policy until it was deemed safe to return to the office. We have since reopened our principal office but permit employees to work from home on a voluntary basis. An extended period of remote working, whether by us or our third-party providers, could strain technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our, our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Currently, we lease office space in Phoenix, Arizona for our corporate headquarters and in Chandler, Arizona for additional office space. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

The following table lists the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the Nasdaq Global Select Market, the closing sale prices as a premium (or discount) to our net asset value per share and dividends per share for each fiscal quarter since our common stock began trading on the Nasdaq Global Select Market. On March 2, 2022, the last reported closing sales price of our common stock on the Nasdaq Global Select Market was $18.34 per share, which represented a premium of approximately 11.8% to our net asset value per share of $16.40 as of December 31, 2021.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2022
First Quarter (through March 2, 2022)	*	$18.34	$17.00	*	*	*
Year Ending December 31, 2021
Fourth Quarter	$16.40	$17.65	$15.79	7.6%	(3.7)%	$0.36
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.
(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	Shares of our common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the trading symbol “TRIN”.

*     Not determined at time of filing.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. At times, our shares of common stock have traded at prices both above and below our net asset value per share. The possibility that our shares of common stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below net asset value per share.

Holders

As of March 2, 2022, there were approximately 94 holders of record of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes distributions declared from inception through December 31, 2021:

Declaration Date	Record Date	Payment Date	Per Share Amount
May 7, 2020	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	August 21, 2020	September 4, 2020	0.27
November 9, 2020	November 20, 2020	December 4, 2020	0.27
December 22, 2020	December 30, 2020	January 15, 2021	0.27
March 23, 2021	March 31, 2021	April 16, 2021	0.28
June 15, 2021	June 30, 2021	July 15, 2021	0.29
September 13, 2021	September 30, 2021	October 15, 2021	0.33
December 16, 2021	December 31, 2021	January 14, 2022	0.36

		Total	$2.29

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

Sales of Unregistered Securities

During the years ended December 31, 2021 and 2020, we issued a total of 281,149 shares and 271,414 shares, respectively, of our common stock pursuant to our distribution reinvestment plan. On January 14, 2022, we issued

59,534 shares of our common stock pursuant to our distribution reinvestment plan, which related to the dividend declared on December 16, 2021. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued pursuant to our distribution reinvestment plan during the years ended December 31, 2021 and 2020, was approximately $4.1 million and $3.4 million, respectively, and the aggregate value of the shares of our common stock issued pursuant to our distribution reinvestment plan on January 14, 2022 was approximately $1.1 million.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2021.

Equity Compensation Plan Information

See “Item 10. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following stock performance graph compares the cumulative stockholder return of an investment in our common stock, the NASDAQ Financial 100 Index, the S&P 500 and the S&P BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities prior to any tax effect.

* Assumes $100 invested on 1/29/2021 (first date our common stock began trading on the Nasdaq Global Select Market) in each of our common stock, the NASDAQ Financial 100 Index, the S&P 500, and the S&P BDC Index, including reinvestment of dividends.

The stock price performance included in the above performance graph is based on historical data and is not necessarily indicative of future stock performance. The performance graph and other information furnished under Part II. Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6. [Reserved]

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

Overview

We are a specialty lending company providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have also elected to be treated as, and intend to qualify annually as, a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

Our loans and equipment financings may have initial interest-only periods of up to 24 months and generally fully amortize over a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission critical assets and/or a blanket second position lien. We may also make direct equity and equity-related investments in conjunction with our debt investments. We target growth stage companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments will mitigate risk and significantly reduce the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

Our History

Trinity Capital Inc. was incorporated under the general corporation laws of the State of Maryland on August 12, 2019 and commenced operations on January 16, 2020. Prior to January 16, 2020, we had no operations, except for matters relating to our formation and organization as a BDC.

On January 16, 2020, through a series of transactions (the “Formation Transactions”), we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P.

and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) and all of their respective assets (the “Legacy Assets”), including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC (“Trinity Capital Holdings”), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions we used a portion of the proceeds from our private equity offering and private debt offering that occurred on January 16, 2020 (refer to "Item 8. Consolidated Financial Statements and Supplementary Data - Note 1. Organization and Basis of Presentation" for further discussion of these transactions).

The Legacy Funds were merged with and into the Company, and we issued 9,183,185 shares of our common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners, managers, or managing members of the Legacy Funds (the “Legacy Investors”), to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

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

On February 2, 2021, we completed our initial public offering of 8,006,291 shares of our common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Our common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the symbol “TRIN.” Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding under the Credit Suisse Credit Facility.

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

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged independent valuation firms to provide the Company with valuation assistance with respect to its investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing such investments. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of December 31, 2021 and 2020, the Company had an EOT payment receivable of approximately $46.7 million and $37.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

Income related to application or origination payments, including facility commitment fees, net of related expenses, and generally collected in advance, are amortized into interest income over the contractual life of the loan. The Company recognizes nonrecurring fees and additional OID and EOT received in consideration for contract modifications commencing in the quarter relating to the specific modification.

Fee Income

The Company recognizes one-time fee income, including, but not limited to, structuring fees, prepayment penalties, late-payment fees, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity.

Portfolio Composition and Investment Activity

Portfolio Composition

Through the Formation Transactions, we acquired the Legacy Assets, including the Legacy Portfolio, from the Legacy Funds, as well as Trinity Capital Holdings. The Legacy Portfolio became our investment portfolio. As of December 31, 2021, our investment portfolio had an aggregate fair value of approximately $873.5 million and was comprised of approximately $551.9 million in secured loans, $184.1 million in equipment financings, and $137.5 million in equity and warrants, across 94 portfolio companies. As of December 31, 2020, our investment portfolio had an aggregate fair value of approximately $493.7 million and was comprised of approximately $320.7 million in secured loans, $122.5 million in equipment financings, and $50.5 million in equity and equity-related investments, including warrants, across 80 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in following table:

	December 31, 2021		December 31, 2020

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	69.8%	63.2%	65.1%	65.0%
Equipment Financings	23.0%	21.1%	24.7%	24.8%
Equity	5.3%	11.5%	6.6%	6.6%
Warrants	1.9%	4.2%	3.6%	3.6%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2021		December 31, 2020
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	46.5%	50.7%	49.6%	48.8%
Northeast	26.4%	24.5%	26.4%	25.9%
Mountain	8.2%	8.1%	6.8%	6.9%
South	7.6%	7.0%	0.1%	0.4%
Midwest	3.7%	2.7%	9.5%	8.9%
Southeast	0.1%	0.1%	2.2%	3.6%
Canada	7.5%	6.9%	5.4%	5.5%
Total	100.0%	100.0%	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments:

	December 31, 2021		December 31, 2020
		Fair		Fair
Industry	Cost	Value	Cost	Value
Manufacturing	21.1%	25.4%	20.8%	20.2%
Professional, Scientific, and Technical Services	17.6%	18.5%	15.6%	16.0%
Information	12.7%	12.3%	6.4%	6.2%
Finance and Insurance	7.8%	7.5%	7.0%	7.2%
Health Care and Social Assistance	6.3%	5.1%	2.9%	2.3%
Real Estate	5.1%	4.7%	3.5%	3.5%
Retail Trade	5.0%	4.5%	15.7%	15.4%
Rental and Leasing Services	4.1%	3.8%	5.8%	5.9%
Space Research and Technology	3.8%	3.5%	0.0%	0.0%
Administrative and Support and Waste Management and Remediation Services	3.7%	3.4%	0.5%	0.5%
Management of Companies and Enterprises	2.8%	2.6%	0.0%	0.0%
Utilities	2.6%	2.3%	5.4%	5.5%
Educational Services	2.3%	2.2%	1.9%	2.0%
Agriculture, Forestry, Fishing and Hunting	1.5%	1.5%	4.2%	4.2%
Wholesale Trade	1.2%	1.1%	4.8%	4.8%
Construction	1.7%	1.0%	2.0%	1.4%
Pharmaceutical	0.7%	0.6%	3.5%	4.9%
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2021 and 2020, our debt investments had a weighted average time to maturity of approximately 3.4 years and 3.0 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Annual Report on Form 10-K.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of December 31, 2021 and December 31, 2020, the Company’s ten largest portfolio companies represented approximately 36.1% and 42.5%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of December 31, 2021 and December 31, 2020, the Company had nine and 14 portfolio companies that represented 5% or more of the Company’s net assets, respectively.

Investment Activity

During the year ended December 31, 2021, we invested approximately $395.3 million in 33 new portfolio companies and approximately $163.0 million in 24 existing portfolio companies, excluding deferred fees. During the year ended December 31, 2021, we received an aggregate of approximately $290.2 million in proceeds from repayments of our debt investments, including proceeds of approximately $190.1 million from early debt repayments.

During the year ended December 31, 2020, in addition to $417.0 million in investments we acquired in connection with the Formation Transactions, we invested approximately $144.3 million in 18 new portfolio companies and approximately $95.7 million in 18 existing portfolio companies. During the year ended December 31, 2020, we received an aggregate of approximately $160.9 million in proceeds from repayments of our investments, including proceeds of approximately $108.8 million from early repayments.

The following table provides a summary of the changes in the investment portfolio at fair value (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Beginning Portfolio, at fair value	$493,651	$—
Formation Transactions acquisitions	—	417,023
Purchases, net of deferred fees	554,832	238,564
Non-cash conversion	916	1,263
Proceeds from Paydowns and Sales	(74,278)	(52,111)
Proceeds from early debt repayments	(215,894)	(108,790)
Accretion of OID and EOT payments	21,238	11,788
Net realized gain/(loss)	12,708	(9,403)
Third party participation (1)	(283)	283
Change in unrealized appreciation/(depreciation)	80,580	(4,966)
Ending Portfolio, at fair value	$873,470	$493,651

(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2021 and 2020 (dollars in thousands):

		December 31, 2021		December 31, 2020
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$84,785	11.5%	$92,519	20.9%
3.0 - 3.9	Strong Performance	236,466	32.1%	212,969	48.0%
2.0 - 2.9	Performing	396,846	53.9%	116,895	26.4%
1.6 - 1.9	Watch	13,427	1.8%	19,230	4.3%
1.0 - 1.5	Default/Workout	4,444	0.6%	1,606	0.4%
Total		$735,968	100.0%	$443,219	100.0%

As of December 31, 2021 and 2020, our loan and equipment financing investments had a weighted average risk rating score of 3.0 and 3.2, respectively.

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

As of December 31, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair market value of approximately $5.1 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

As of December 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $3.4 million, and a total fair market value of approximately $2.2 million, or 0.5%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the years ended December 31, 2021 and 2020. We were formed on August 12, 2019 and commenced operations on January 16, 2020. Prior to January 16, 2020, we had no operations, except for matters relating to our formation and organization as a BDC.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Stated interest income	$54,492	$38,179
Amortization of original issue discount	15,514	10,750
Acceleration of amortization of original issue discount	6,621	2,326
Prepayment penalty and related fees	2,564	2,032
Other fee income	3,001	1,677
Total investment income	$82,192	$54,964

For the year ended December 31, 2021, total investment income was approximately $82.2 million, which represents an approximate effective yield of 15.4% on the average investments during such period. For the year ended December 31, 2020, total investment income was approximately $55.0 million, which represents an approximate effective yield of 14.0% on the average investments during such period. The increase in investment income for the year ended December 31, 2021 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which can fluctuate based on investment activity and early repayment activity.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation and benefits, professional fees and general and administrative expenses, which are further discussed below. Our operating expenses totaled approximately $43.2 million and $31.6 million for the years ended December 31, 2021 and 2020, respectively.

Interest Expense and Other Debt Financing Costs

Interest expense and other debt financing costs on our borrowings totaled approximately $20.4 million and $16.8 million for the years ended December 31, 2021 and 2020, respectively. These costs are primarily comprised of interest and fees related to the Credit Suisse Credit Facility, the KeyBank Credit Facility (together, the “Credit Facilities”), the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount was approximately 7.1% and 6.6% for the years ended 2021 and 2020, respectively. The increase in interest expense for the year ended December 31, 2021 was primarily due to the issuance of the August 2026 Notes in August 2021, the issuance of the December 2026 Notes in December 2021, and the borrowings under the KeyBank Credit Facility partially offset by paydowns of borrowings under the Credit Suisse Credit Facility.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $15.5 million and $10.4 million for the years ended December 31, 2021 and 2020, respectively. The increase in employee compensation related expenses relates primarily to an increased number of employees, higher bonus accrual, as well as non-cash restricted stock compensation. As of the years ended December 31, 2021 and 2020, the Company had 41 and 34 employees, respectively.

The Board and the Company’s stockholders have adopted and approved the (i) 2019 Trinity Capital Inc., Long-Term Incentive Plan (the “2019 Long Term Incentive Plan”); and (ii) Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (the “2019 Restricted Stock Plan”), with each plan becoming effective on June 17, 2021. During the year ended December 31, 2021, the Company granted 581,300 shares of restricted stock of the 3.6 million authorized under the 2019 Long Term Incentive Plan and retired 8,319 shares under the plan. During the year ended December 31, 2021, the Company granted 12,132 shares of restricted stock of the 60,000 authorized under the 2019 Restricted Stock Plan. See “Note 8 – Equity Incentive Plans” in the Notes to Consolidated Financial Statements.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees were approximately $2.7 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $4.6 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. The increase in general and administrative expenses for the year ended December 31, 2021 is primarily due to higher D&O insurance premiums as well as increased rent related to our new Phoenix headquarters.

Net Investment Income

Net investment income for the year ended December 31, 2021 increased 67.0% to $39.0 million, or $1.50 per share, compared to net investment income of $23.4 million, or $1.29 per share, for the year ended December 31, 2020. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes, as well as the 44.0% increase in weighted average shares outstanding to 26.0 million for the year ended December 31, 2021, primarily due to shares issued pursuant to our IPO, shares issued pursuant to our equity incentive plans, shares issued pursuant to our distribution reinvestment plan and shares issued through the ATM Program (as defined in “-Financial Condition, Liquidity and Capital Resources” below).

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period. For the year ended December 31, 2021, we realized net gains on investments of approximately $12.7 million primarily related to the exit of several equity and warrant positions. For the year ended December 31, 2020, we realized net losses on investments of approximately $9.4 million primarily related to the exit of two loans during the year.

The net realized gains (losses) from the sales, repayments, or exits of investments were comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net realized gain (loss) on investments:
Gross realized gains	$16,514	$1,350
Gross realized losses	(3,806)	(10,753)
Total net realized gains/(losses) on investments	$12,708	$(9,403)

Net Change in Unrealized Appreciation/(Depreciation) from Investments

Net change in unrealized appreciation/(depreciation) from investments primarily reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Net unrealized appreciation and depreciation on investments is comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Gross unrealized appreciation	$105,576	$15,162
Gross unrealized depreciation	(22,783)	(19,845)
Third party participation (1)	283	(283)
Net unrealized appreciation/depreciation reclassified related to net realized gains or losses (2)	(2,496)	—
Total net unrealized gains (losses) on investments	$80,580	$(4,966)

(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation (depreciation).
(2)	Investments were recorded at their fair values in the Formation Transactions on January 16, 2020, therefore no reclassification of unrealized appreciation (depreciation) was recorded during the year ended December 31, 2020.

During the year ended December 31, 2021, we recorded unrealized appreciation of $80.6 million which was primarily from the net unrealized appreciation of approximately $61.8 million from our equity investments, including warrants exercised during the period, and net unrealized appreciation of $19.1 million from our warrant investments, excluding those exercised during the period, partially offset by net unrealized depreciation from our debt investments.

During the year ended December 30, 2020, we recorded unrealized depreciation of $5.0 million. The unrealized depreciation was primarily from the net unrealized depreciation of $4.3 million on our debt investments coupled with unrealized depreciation from our warrant and equity investments.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled approximately $132.3 million, or $5.09 per share, and approximately ($6.1) million, or ($0.34) per share, for the years ended December 31, 2021 and 2020, respectively. The increase in net assets from operations for the year ended December 31, 2021 compared to the prior year was primarily due to appreciation of the investment portfolio primarily driven by the valuation increases of certain investments held in companies that went public as well as the increase in net investment income as described above.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of public and private offerings of our equity and debt securities, borrowings under the Credit Facilities and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the Credit Facilities or any future credit facility, and proceeds from the turnover of our investment portfolio to finance our investment objectives and activities. See “—Recent Developments” for additional information.

For the year ended December 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $14.4 million, which is the net result of $241.7 million of cash used in operating activities and $1.2 million of cash used in investing activities partially offset by $228.5 million of cash provided by financing activities. During the year ended December 31, 2020, we experienced a net increase in cash and cash equivalents in the amount of $61.1 million, which is the net result of $211.3 million of cash provided by financing activities partially offset by $92.0 million of cash used in investing activities and $58.2 million of cash from operating activities.

In January 2020, we completed the Private Common Stock Offering in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold 8,333,333 shares of our common stock for aggregate gross proceeds of approximately $125.0 million. A portion of the proceeds of the Private Common Stock Offering were used to complete the Formation Transactions and repay a portion of the outstanding borrowings under the Credit Suisse Credit Facility.

In January 2020, concurrent with the completion of the Private Common Stock Offering, we completed the 144A Note Offering in reliance upon the available exemptions from the registration requirements of the Securities Act, pursuant to which we issued and sold $125.0 million in aggregate principal amount of the unsecured 2025 Notes that mature on January 16, 2025, unless repurchased or redeemed in accordance with their terms prior to such date and bear interest at a fixed rate of 7.00% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. A portion of the proceeds of the 144A Note Offering were used to complete the Formation Transactions and repay a portion of the outstanding borrowings under the Credit Suisse Credit Facility. Aggregate estimated offering expenses in connection with the transaction, including the fees and commissions, were approximately $4.8 million. As of December 31, 2021 and 2020, we had $125.0 million in aggregate principal amount of 2025 Notes outstanding.

In December 2020, we issued $50.0 million in aggregate principal amount of the Convertible Notes. The sale generated net proceeds of $47.0 million, including $1.7 million of debt issuance costs and $1.3 million of original issue discount. The Convertible Notes bear interest at a rate of 6.00% per year, payable semiannually in arrears on May 1 and November 1, of each year. The Convertible Notes mature on December 11, 2025, unless earlier converted by noteholders or purchased by the Company at the noteholders option upon the occurrence of a fundamental change, as defined in the indenture governing the Convertible Notes. As of December 31, 2021 and 2020, we had $50.0 million in aggregate principal amount of Convertible Notes outstanding.

In August 2021, we issued $125.0 million in aggregate principal amount of the August 2026 Notes. The sale generated net proceeds of $122.4 million, including $2.6 million of debt issuance costs. The August 2026 Notes mature on August 24, 2026, unless repurchased or redeemed in accordance with their terms prior to such date, and bear interest at a fixed rate of 4.375% per year, payable semiannually in arrears on February 15 and August 15 of each year. As of December 31, 2021, we had $125.0 million in aggregate principal amount of August 2026 Notes outstanding.

In December 2021, we issued $75.0 million in aggregate principal amount of the December 2026 Notes. The sale generated net proceeds of $73.2 million, including $1.8 million of debt issuance costs. The December 2026 Notes mature on December 31, 2026, unless repurchased or redeemed in accordance with their terms prior to such date, and bear interest at a fixed rate of 4.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. As of December 31, 2021, we had $75.0 million in aggregate principal amount of December 2026 Notes outstanding.

On January 29, 2021, our common stock began trading on the Nasdaq Global Select Market under the symbol “TRIN.” On February 2, 2021, we completed our initial public offering of 8,006,291 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding under the Credit Suisse Credit Facility.

On November 9, 2021, we entered into an open market sale agreement with a sales agent, pursuant to which we may issue and sell, from time to time, up to $50 million in aggregate offering price of shares of our common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act) (the “ATM Program”). During the year ended December 31, 2021, we issued and sold 35,714 shares of our common stock at a weighted-average price of $16.55 per share and raised $0.6 million of net proceeds under the ATM Program after deducting commissions to the sales agent on the shares sold. As of December 31, 2021, common stock with an aggregate offering price of $49.4 million remained available for issuance and sale under the ATM Program.

As of December 31, 2021 and 2020, we had cash, cash equivalents and restricted cash of $46.7 million and $61.1 million, respectively, of which $43.4 and $60.3 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of December 31, 2021 and 2020, restricted cash consisted of approximately $15.1 million and $15.7 million, respectively, related to the Credit Suisse Credit Facility covenants, and an additional amount of approximately $0.7 million at December 31, 2020 was held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds.

On January 16, 2020, in connection with the Formation Transactions, we became a party to, and assumed, the Credit Suisse Credit Facility through our wholly owned subsidiary, Trinity Funding 1, LLC. The Credit Suisse Credit Facility matured on January 8, 2022 in accordance with its terms and all outstanding indebtedness thereunder was repaid. Under the Credit Suisse Credit Facility we had the ability to borrow up to an aggregate of $300.0 million. Borrowings under the Credit Suisse Credit Facility were subject to floating interest rates based on LIBOR, and generally bore interest at a rate of the three-month LIBOR plus 3.25%. As of December 31, 2021 and 2020, we had approximately $185.0 million and $42.0 million, respectively, of available borrowings under the Credit Suisse Credit Facility, subject to its terms and regulatory requirements. As of December 31, 2021 and 2020, $10.0 million and $135.0 million, respectively, was outstanding under the Credit Suisse Credit Facility. During the year ended December 31, 2021 and 2020, we borrowed $71.0 million and $30.0 million, respectively, under the Credit Suisse Credit Facility and made repayments of $196.0 million and $85.0 million, respectively.

On October 26, 2021, we entered into the KeyBank Credit Facility. Under the KeyBank Credit Facility, we have the ability to borrow up to an aggregate of $300.0 million through our wholly-owned subsidiary, TrinCap Funding, LLC. Borrowings under the KeyBank Credit Facility initially bear interest at a rate equal to the one-month LIBOR plus 3.25%, which interest rate may decrease to one-month LIBOR plus 2.85% upon the achievement of certain benchmarks, including criteria related to the number and composition of assets in the related collateral pool. The terms of the KeyBank Credit Facility provide for the replacement of LIBOR with SOFR no later than July 1, 2023 or the date that the FCA permanently or indefinitely ceases to provide LIBOR rates, if earlier. As of December 31, 2021, we had approximately $38.1 million of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. As of December 31, 2021, $81.0 million was outstanding under the KeyBank Credit Facility. During the year ended December 31, 2021 we borrowed $106.0 million and made repayments of $25.0 million under the KeyBank Credit Facility.

We may, from time to time, enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. The Credit Suisse Credit Facility matured on January 8, 2022 in accordance with its terms and all outstanding indebtedness thereunder was repaid. Certain of the investments pledged as collateral under that credit facility were subsequently pledged as collateral under the KeyBank Credit Facility, effectively increasing available borrowings under the Key Bank Credit Facility. Cash, cash equivalents and restricted cash, taken together with available borrowings under the two credit facilities as of December 31, 2021 are expected to be sufficient for our investing activities and to conduct our operations in the near term.

Refer to “Item 8. Financial Statements and Supplementary Data – Note 5 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, effective September 28, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to potentially borrow $2 for investment purposes of every $1 of investor equity. As of December 31, 2021, our asset coverage ratio was approximately 195.8% and our asset coverage ratio per unit was approximately $1,958. As of December 31, 2020, our asset coverage ratio was approximately 177.0% and our asset coverage ratio per unit was approximately $1,770.

Commitments and Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of December 31, 2021.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. Generally, these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of December 31, 2021, the Company had no outstanding unfunded commitments, and as of December 31, 2020, the Company had an outstanding unfunded commitment of approximately $0.1 million to one portfolio company, Dandelion, Inc. The Company will fund its future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its credit facilities).

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

The following table summarizes distributions declared and/or paid by the Company since inception through December 31, 2021. All distributions represent ordinary income as the Company’s taxable earnings exceeded distributions.

Declaration Date	Record Date	Payment Date	Per Share Amount
May 7, 2020	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	August 21, 2020	September 4, 2020	0.27
November 9, 2020	November 20, 2020	December 4, 2020	0.27
December 22, 2020	December 30, 2020	January 15, 2021	0.27
March 23, 2021	March 31, 2021	April 16, 2021	0.28
June 15, 2021	June 30, 2021	July 15, 2021	0.29
September 13, 2021	September 30, 2021	October 15, 2021	0.33
December 16, 2021	December 31, 2021	January 14, 2022	0.36

		Total	$2.29

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

Recent Developments

Credit Suisse Credit Facility Maturity

On January 8, 2022, the Credit Suisse Credit Facility matured in accordance with its terms, and all outstanding indebtedness thereunder was repaid. Additionally, in conjunction with the maturity of the Credit Suisse Credit Facility, the restrictions on our cash thereunder expired.

Equity Position Liquidations

In January 2022, the Company disposed of 1,867,973 shares of common stock in Lucid Group, Inc. (Nasdaq: LCID) (“Lucid”) and 571,941 shares of common stock in Matterport Inc. (Nasdaq: MTTR) (“Matterport”), which had a combined investment cost of approximately $9.0 million. The Company received approximately $59.8 million in aggregate net proceeds and expects to recognize an aggregate net realized gain of approximately $50.8 million in the quarter ending March 31, 2022 from the sale of its equity investments in Lucid and Matterport. These sales liquidated the Company’s position in both investments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. Changes in interest rates may affect both our cost of funding and our net investment income from portfolio investments, cash and cash equivalents and idle fund investments. To the extent that we borrow money to make investments, including under the KeyBank Credit Facility or any future financing arrangement, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. Our net investment income will also be affected by changes in interest rates, to the extent our debt investments include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and certain other central banks reduced certain interest rates and LIBOR decreased, but the U.S Federal Reserve has announced three potential interest rate hikes by the end of 2022. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. For additional information, including regarding the decommissioning and replacement of LIBOR, see “Item 1A. Risk Factors – Risks Related to Our Business and Structure – We are exposed to risks associated with changes in interest rates.”

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of December 31, 2021 and 2020, approximately 56.8% and 25.3%, respectively of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 43.2% and 74.7%, respectively, of our debt investments based on outstanding principal balance represented fixed-rate investments. In addition, borrowings under the Credit Suisse Credit Facility were subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the three-month LIBOR plus 3.25%, and borrowings under the KeyBank Credit facility are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the one-month LIBOR, plus 3.25%, which interest rate may decrease to one-month LIBOR plus 2.85% upon the achievement of certain benchmarks, including criteria related to the number and composition of assets in the related collateral pool. The terms of the KeyBank Credit Facility provide for a transition from LIBOR to SOFR no later than July 1, 2023 or the date that the Financial Conduct Authority permanently or indefinitely ceases to provide LIBOR rates, if earlier. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the Credit Suisse Credit Facility.

Based on our Consolidated Statements of Operations as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate or LIBOR rate, as applicable, on our debt investments (considering interest rate floors for floating rate instruments) and the hypothetical base rate changes in the one-month and three-month LIBOR on our credit facilities and there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$10,797	$2,730	$8,067
Up 200 basis points	$7,140	$1,820	$5,320
Up 100 basis points	$3,692	$910	$2,782
Down 100 basis points	$—	$(91)	$91
Down 200 basis points	$—	$(91)	$91
Down 300 basis points	$—	$(91)	$91

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of December 31, 2021, we had three foreign domiciled portfolio companies – all of which were located in Canada. As of December 31, 2020, we had two foreign domiciled portfolio company – one in Canada and one in Cayman Islands. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of December 31, 2021 were subject to currency risk. See “Item 1A. Risk Factors – Risks Related to Our Investments – We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.”

Hedging

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. We may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments. See “Item 1A. Risk Factors – Risks Related to Our Investments – We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.”

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	89

Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020	90

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020, and the period August 12, 2019 (date of inception) to December 31, 2019	91

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2021 and 2020, and the period August 12, 2019 (date of inception) to December 31, 2019	92

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020, and the period August 12, 2019 (date of inception) to December 31, 2019	93

Consolidated Schedule of Investments as of December 31, 2021	95

Consolidated Schedule of Investments as of December 31, 2020	113

Notes to Consolidated Financial Statements	127

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trinity Capital Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Trinity Capital  Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2021 and 2020 and for the period August 12, 2019 (date of inception) to December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for the years ended December 31, 2021 and 2020 and for the period August 12, 2019 (date of inception) to December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the underlying investee companies and borrowers, or by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 3, 2022

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

ASSETS
Investments at fair value:
Control investments (cost of $38,994 and $57,072, respectively)	$32,214	$48,730
Affiliate investments (cost of $41,609 and $20,653, respectively)	32,192	27,650
Non-control / Non-affiliate investments (cost of $717,253 and $420,611, respectively)	809,064	417,271
Total investments (cost of $797,856 and $498,336, respectively)	873,470	493,651
Cash and cash equivalents	31,685	44,656
Restricted cash	15,057	16,445
Interest receivable	5,551	3,468
Deferred credit facility costs	2,308	—
Prepaid expenses	693	744
Other assets	8,354	744
Total assets	$937,118	$559,708

LIABILITIES
August 2026 Notes, net of $2,679, and $0, respectively, of unamortized deferred financing costs	$122,321	$—
2025 Notes, net of $3,616, and $4,697, respectively, of unamortized deferred financing costs	121,384	120,303
December 2026 Notes, net of $1,842, and $0, respectively, of unamortized deferred financing costs	73,158	—
Convertible Notes, net of $2,515, and $3,448, respectively, of unamortized deferred financing costs and discount	47,485	46,552
KeyBank Credit Facility	81,000	—
Credit Suisse Credit Facility, net of $0 and $2,107, respectively, of unamortized deferred financing costs	10,000	132,893
Distribution payable	9,803	4,947
Security deposits	10,840	7,874
Accounts payable, accrued expenses and other liabilities	14,594	8,391
Total liabilities	490,585	320,960

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 27,229,541 and 18,321,274 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	27	18
Paid-in capital in excess of par	368,609	263,366
Distributable earnings/(accumulated loss)	77,897	(24,636)
Total net assets	446,533	238,748
Total liabilities and net assets	$937,118	$559,708
NET ASSET VALUE PER SHARE	$16.40	$13.03

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

			For the Period
				of August 12, 2019
	Year Ended	Year Ended		(date of inception)
	December 31, 2021	December 31, 2020	to December 31, 2019
INVESTMENT INCOME:
Interest income:
Control investments	$5,242	$3,661		$—
Affiliate investments	1,607	1,191		—
Non-Control / Non-Affiliate investments	69,778	46,403		—
Total interest income	76,627	51,255		—
Fee income:
Non-Control / Non-Affiliate investments	5,565	3,709		—
Total fee income	5,565	3,709		—
Total investment income	82,192	54,964		—

EXPENSES:
Interest expense and other debt financing costs	20,394	16,773		—
Compensation and benefits	15,518	10,433		—
Professional fees	2,667	2,283		—
General and administrative	4,581	2,104		524
Total expenses	43,160	31,593		524

NET INVESTMENT INCOME (LOSS)	39,032	23,371		(524)

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	(2,725)	—		—
Affiliate investments	2,159	—		—
Non-Control / Non-Affiliate investments	13,274	(9,403)		—
Net realized gain/(loss) from investments	12,708	(9,403)		—

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	1,570	(8,342)		—
Affiliate investments	(16,415)	6,997		—
Non-Control / Non-Affiliate investments	95,425	(3,621)		—
Net change in unrealized appreciation/(depreciation) from investments	80,580	(4,966)		—

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS BEFORE FORMATION COSTS	132,320	9,002		(524)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	(15,114)		—
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$132,320	$(6,112)		$(524)

NET INVESTMENT INCOME PER SHARE - BASIC	$1.50	$1.29	$	N/M
NET INVESTMENT INCOME PER SHARE - DILUTED	$1.45	$1.29	$	N/M

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$5.09	$(0.34)	$	N/M
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$4.64	$(0.34)	$	N/M

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	25,980,797	18,092,494		10
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	29,320,597	18,092,494		10

N/M – not material

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of August 12, 2019 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs	10	—	—	—	—
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	(524)	(524)
Balance as of December 31, 2019	10	—	—	(524)	(524)
Issuance of shares related to Formation Transactions (1)	9,716,517	10	145,738	—	145,748
Issuance of common stock, net of issuance costs	8,333,333	8	114,463	—	114,471
Issuance of common stock pursuant to distribution reinvestment plan	271,414	—	3,441	—	3,441
Distributions to stockholders	—	—	—	(18,738)	(18,738)
Equity component of convertible notes	—	—	462	—	462
Tax reclassification	—	—	(738)	738	—
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	23,371	23,371
Net realized gain/(loss) from investments	—	—	—	(9,403)	(9,403)
Net unrealized appreciation/(depreciation) from investments	—	—	—	(4,966)	(4,966)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(15,114)	(15,114)
Balance as of December 31, 2020	18,321,274	18	263,366	(24,636)	238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Issuance of common stock pursuant to distribution reinvestment plan	281,149	—	4,054	—	4,054
Issuance of common stock under ATM program, net of issuance costs	35,714		576		576
Stock based compensation	—	—	1,067	—	1,067
Issuance of restricted stock awards	593,432	1	(1)	—	—
Retired shares for restricted stock vesting	(8,319)	—	(138)		(138)
Distributions to stockholders	—	—	—	(33,840)	(33,840)
Tax reclassification	—	—	(4,053)	4,053	—
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	39,032	39,032
Net realized gain/(loss) from investments	—	—	—	12,708	12,708
Net unrealized appreciation/(depreciation) from investments	—	—	—	80,580	80,580
Balance as of December 31, 2021	27,229,541	$27	$368,609	$77,897	$446,533

(1)	See “Note 1 - Organization and Basis of Presentation.”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

			For the Period
			of August 12, 2019
	Year Ended	Year Ended	(date of inception)
	December 31, 2021	December 31, 2020	to December 31, 2019
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$132,320	$(6,112)	$(524)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(555,748)	(239,827)	—
Proceeds from sales and paydowns of investments	290,172	160,901	—
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	(80,297)	4,966	—
Net realized gain/(loss) from investments	(12,708)	9,403	—
Accretion of original issue discounts and end of term payments on investments	(21,238)	(11,788)	—
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	15,114	—
Amortization of deferred financing costs	4,029	3,075	—
Stock-based compensation	1,066	—	—
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(2,083)	(2,355)	—
(Increase)/Decrease in receivable from sale of investments	—	—	—
(Increase)/Decrease in prepaid expenses	51	(608)	—
(Increase)/Decrease in other assets	(6,406)	(331)	—
Increase/(Decrease) in security deposits	2,966	4,250	—
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	6,203	6,144	384
Increase/(Decrease) in due to related party	—	(1,058)	140
Net cash provided by/(used in) operating activities	(241,673)	(58,226)	—

Cash flows provided by/(used in) investing activities:
Formation Transactions of Legacy Funds, net of cash acquired (1)	—	(89,515)	—
Acquisition of Trinity Capital Holdings	—	(2,211)	—
Acquisition of fixed assets	(1,204)	(253)	—
Net cash provided by/(used in) investing activities	(1,204)	(91,979)	—

Cash flows provided by/(used in) financing activities
Issuance of common stock	112,667	125,000	—
Common stock issuance costs	(7,883)	(10,529)	—
Retirement of employee shares	(138)	—	—
Cash distributions paid	(24,925)	(10,350)	—
Issuance of debt	200,000	173,688	—
Debt issuance costs	(7,203)	(11,503)	—
Borrowings under Credit Facilities	177,000	30,000	—
Repayments under Credit Facilities	(221,000)	(85,000)	—
Net cash provided by/(used in) financing activities	228,518	211,306	—

Net increase/(decrease) in cash, cash equivalents and restricted cash	(14,359)	61,101	—
Cash, cash equivalents and restricted cash at beginning of period	61,101	—	—
Cash, cash equivalents and restricted cash at end of period	$46,742	$61,101	$—

			For the Period
			of August 12, 2019
	Year Ended	Year Ended	(date of inception)
	December 31, 2021	December 31, 2020	to December 31, 2019
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$13,579	$12,856	$—
Accrued but unpaid distributions	$9,803	$4,947	$—
Distributions reinvested	$4,054	$3,441	$—
Non-cash settlement of investments	$916	$1,263	$—
Change to investments and net assets related to adoption of ASU 2020-06	$(462)	$—	$—
Impact of recognizing the fair value of the conversion feature on the convertible debt	$	$462	$
Shares issued to Trinity Capital Holdings (1)	$—	$8,000	$—
Assumption of severance liability (1)	$—	$3,508	$—
Shares issued to the Legacy Investors as part of the Formation Transactions (1)	$—	$137,748	$—
Increase/(Decrease) in deferred offering costs	$—	$—	$2,677
Increase/(Decrease) in deferred financing cost	—	—	3,525
	$—	$—	$6,202
Increase/(Decrease) in due to related party for offering and financing cost	$—	$—	$918
Increase/(Decrease) in accounts payable and accrued liabilities	—	—	5,284
	$—	$—	$6,202

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31,	December 31,	December 31,
	2021	2020	2019
Cash and cash equivalents	$31,685	$44,656	$—
Restricted cash	15,057	16,445	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$46,742	$61,101	$—

(1)	See “Note 1 - Organization and Basis of Presentation – Formation Transactions”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Administrative and Support and Waste Management and Remediation (7)
Qwick, Inc.	Secured Loan⁽¹⁹⁾	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 5.0% ⁽⁸⁾	$5,000	$4,903	$4,903

RTS Holding, Inc.	Secured Loan⁽¹⁹⁾	December 31, 2021	January 1, 2027	Fixed interest rate 10.5%; EOT 3.0%	$23,000	$22,711	$22,711

SeaOn Environmental, LLC	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$1,115	$1,490	$1,474

Sub-total: Administrative and Support and Waste Management and Remediation (3.1%)*					$29,115	$29,104	$29,088

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	January 1, 2026	Variable interest rate LIBOR + 11.0% or Floor rate 10.1% ⁽⁸⁾	$10,000	$9,253	$9,300

Robotany, Inc.	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,186	$1,458	$1,492

Sub-total: Agriculture, Forestry, Fishing and Hunting (1.2%)*					$11,186	$10,711	$10,792

Construction (7)
Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$332	$367	$368
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	421	456	453
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	524	564	561
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	615	657	653
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	1,238	1,300	1,295
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	1,356	1,362	1,362
Total Dandelion Energy, Inc.					4,486	4,706	4,692

Project Frog, Inc. (22)	Secured Loan	April 30, 2020	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,080	$3,754

Sub-total: Construction (0.9%)*					$8,614	$8,786	$8,446

Educational Services (7)
Medical Sales Training Holding Company	Secured Loan	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$6,000	$5,962	$6,052
	Secured Loan	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	1,973	2,013
Total Medical Sales Training Holding Company					8,000	7,935	8,065

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	September 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	$7,500	$7,579	$7,630
	Secured Loan	August 10, 2021	March 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	2,500	2,504	2,525
Total Yellowbrick Learning, Inc.					10,000	10,083	10,155

Sub-total: Educational Services (2.0%)*					$18,000	$18,018	$18,220

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Finance and Insurance (7)
BoardRE, Inc.	Secured Loan⁽¹⁹⁾	October 15, 2021	May 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$4,973	$4,973

DailyPay, Inc.	Secured Loan	September 30, 2020	November 1, 2024	Variable interest rate Prime + 5.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	$19,536	$19,869	$20,040
	Secured Loan	December 30, 2020	January 1, 2025	Variable interest rate Prime + 5.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	5,000	5,076	5,101
Total DailyPay, Inc.					24,536	24,945	25,141

Petal Card, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$10,000	$10,140	$10,078
	Secured Loan (12)(14)	January 28, 2021	January 1, 2024	Variable interest rate Prime + 4.3% or Floor rate 11.5% ⁽⁸⁾	14,234	13,986	14,236
	Secured Loan	August 6, 2021	October 1, 2024	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	7,000	6,855	6,908
Total Petal Card, Inc.					31,234	30,981	31,222

Sub-total: Finance and Insurance (6.6%)*					$60,770	$60,899	$61,336

Health Care and Social Assistance (7)
FemTec Health, Inc.	Secured Loan	December 1, 2021	July 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$10,000	$10,752	$10,168
	Secured Loan	July 23, 2021	September 1, 2022	Fixed interest rate 11.0%	2,151	2,152	2,171
	Secured Loan	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	3,000	3,019	3,040
Total FemTec Health, Inc. (22)					15,151	15,923	15,379

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$5,000	$4,939	$4,986
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	5,000	4,818	4,847
Total Lark Technologies, Inc.					10,000	9,757	9,833

WorkWell Prevention & Care Inc.	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,659	$3,522
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%	700	718	676
Total WorkWell Prevention & Care Inc. (22)					4,070	4,377	4,198

Sub-total: Health Care and Social Assistance (3.1%)*					$29,221	$30,057	$29,410

Information (7)

Firefly Systems, Inc.	Equipment Financing	January 29, 2020	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$2,144	$2,579	$2,549
	Equipment Financing	August 28, 2020	September 1, 2023	Fixed interest rate 8.9%; EOT 10.0%	2,094	2,356	2,338
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 8.8%; EOT 10.0%	256	286	284
Total Firefly Systems, Inc.					4,494	5,221	5,171

Gobiquity, Inc.	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$61	$193	$189

Group Nine Media, Inc.	Secured Loan⁽¹⁹⁾	September 17, 2021	October 1, 2026	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	$20,000	$19,962	$20,108

Hut 8 Holdings, Inc. (10)	Equipment Financing⁽¹⁹⁾	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$30,000	$29,705	$29,705

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$12,000	$11,891	$11,977
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	8,000	7,895	7,954
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	6,848	6,848
Total Rigetti & Co, Inc.					27,000	26,634	26,779

Smule, Inc.	Secured Loan (15)	July 1, 2020	January 1, 2022	Fixed interest rate 0.0%	$10	$10	$10

Stratifyd, Inc.	Secured Loan⁽¹⁹⁾	September 3, 2021	December 1, 2025	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$6,000	$5,947	$5,993

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Information, Continued (7)
Whip Networks, Inc.	Secured Loan⁽¹⁹⁾	June 14, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$5,000	$4,992	$5,029
	Secured Loan⁽¹⁹⁾	September 10, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	1,000	995	1,003
Total Whip Networks, Inc.					6,000	5,987	6,032

Zuum Transportation, Inc.	Secured Loan⁽¹⁹⁾	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$4,976	$4,976

Sub-total: Information (10.6%)*					$98,565	$98,635	$98,963

Management of Companies and Enterprises (7)

Exer Holdings, LLC	Secured Loan⁽¹⁹⁾	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,240	$22,240

Sub-total: Management of Companies and Enterprises (2.4%)*					$22,500	$22,240	$22,240

Manufacturing (7)
Athletic Brewing Company, LLC	Equipment Financing⁽¹⁹⁾	December 7, 2021	December 1, 2025	Fixed interest rate 11.0%; EOT 7.0%	$20,000	$19,932	$19,932

Bolb, Inc.	Equipment Financing⁽¹⁹⁾	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$1,624	$1,625	$1,625

Daring Foods, Inc.	Equipment Financing⁽¹⁹⁾	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$400	$411	$413
	Equipment Financing⁽¹⁹⁾	July 7, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 7.5%	1,917	1,938	1,937
	Equipment Financing⁽¹⁹⁾	August 17, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 7.5%	942	947	952
	Equipment Financing⁽¹⁹⁾	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	546	548	552
	Equipment Financing⁽¹⁹⁾	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	1,034	1,028	1,028
Total Daring Foods, Inc.					4,839	4,872	4,882

Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$544	$546	$546

Footprint International Holding, Inc.	Equipment Financing	February 14, 2020	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$10,611	$11,576	$12,405
	Secured Loan	June 22, 2020	November 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	6,837	7,162	6,837
Total Footprint International Holding, Inc.					17,448	18,738	19,242

Happiest Baby, Inc.	Equipment Financing	January 16, 2020	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$385	$538	$527
	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	355	469	464
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	375	469	469
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	550	640	640
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	866	945	947
	Equipment Financing	January 22, 2021	May 1, 2025	Fixed interest rate 8.4%; EOT 9.5%	745	790	792
Total Happiest Baby, Inc.					3,276	3,851	3,839

Health-Ade, LLC	Equipment Financing	January 16, 2020	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$110	$709	$703
	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	163	462	454
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	682	1,295	1,270
Total Health-Ade, LLC					955	2,466	2,427

Hi-Power, LLC	Equipment Financing⁽¹⁹⁾	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$6,529	$6,524	$6,598

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Manufacturing, Continued (7)
Mainspring Energy, Inc.	Secured Loan	January 16, 2020	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$5,660	$5,942	$5,956
	Secured Loan	November 20, 2020	December 1, 2024	Fixed interest rate 11.0%; EOT 3.8%	5,500	5,436	5,539
Total Mainspring Energy, Inc.					11,160	11,378	11,495

Miyoko's Kitchen	Equipment Financing	February 19, 2020	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$242	$311	$310
	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	488	558	556
	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	450	484	483
	Equipment Financing	June 25, 2021	December 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	486	506	505
Total Miyoko's Kitchen					1,666	1,859	1,854

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$1,756	$1,931	$1,918
	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	391	425	421
	Equipment Financing	December 18, 2020	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	652	695	688
	Equipment Financing	August 25, 2021	March 1, 2025	Fixed interest rate 8.9%; EOT 10.0%	494	504	500
Total Molekule, Inc.					3,293	3,555	3,527

Nexii Building Solutions, Inc. (10)	Secured Loan⁽¹⁹⁾	August 27, 2021	September 1, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	$10,000	$9,575	$9,648

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$17,500	$17,319	$17,448

Store Intelligence, Inc. (22)	Secured Loan (18)	May 2, 2020	August 1, 2024	Fixed interest rate 12.0%; EOT 7.7%	$11,641	$12,033	$4,444

Tarana Wireless, Inc.	Secured Loan⁽¹⁹⁾	June 30, 2021	July 1, 2025	Variable interest rate Prime + 8.0% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$18,500	$17,728	$17,551

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$489	$516	$515

Vertical Communications, Inc.	Secured Loan	August 23, 2021	March 1, 2026	Fixed interest rate 11.0%; EOT 23.8%	$13,300	$15,016	$13,656

VitaCup, Inc.	Secured Loan⁽¹⁹⁾	June 23, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,471	$5,519

Sub-total: Manufacturing (15.5%)*					$148,264	$153,004	$144,748

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Pharmaceutical (7)
Zosano Pharma Corporation	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$473	$1,070	$1,038
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	525	853	822
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	844	1,091	1,059
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,042	1,273	1,245
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	811	973	949
Total Zosano Pharma Corporation					3,695	5,260	5,113

Sub-total: Pharmaceutical (0.5%)*					$3,695	$5,260	$5,113

Professional, Scientific, and Technical Services (7)
BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$470	$650	$645
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	67	87	87
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	550	690	686
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	114	140	139
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	120	145	144
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	123	146	145
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	416	493	489
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	560	657	651
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	495	575	570
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	512	590	585
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	451	515	512
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	138	156	157
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	903	1,018	1,014
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	998	1,100	1,093
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	181	197	197
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	2,310	2,426	2,421
Total BackBlaze, Inc.					8,408	9,585	9,535

Commonwealth Fusion Systems, LLC	Equipment Financing⁽¹⁹⁾	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$2,169	$2,196	$2,207
	Equipment Financing⁽¹⁹⁾	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	$644	$648	$648
Total Commonwealth Fusion Systems, LLC					2,813	2,844	2,855

Core Scientific, Inc.	Equipment Financing⁽¹⁹⁾	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$928	$938	$964
	Equipment Financing⁽¹⁹⁾	August 31, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	$13,596	$13,649	$13,649
	Equipment Financing⁽¹⁹⁾	August 31, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	$5,000	$5,008	$5,008
Total Core Scientific, Inc.					19,524	19,595	19,621

Edeniq, Inc.	Secured Loan	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%	$5,267	$469	$5,074

Emerald Cloud Lab, Inc.	Equipment Financing⁽¹⁹⁾	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$9,278	$9,486	$9,528

Emergy, Inc.	Equipment Financing⁽¹⁹⁾	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$434	$456	$456
	Equipment Financing⁽¹⁹⁾	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	$10,419	$10,396	$10,396
Total Emergy, Inc.					10,853	10,852	10,852

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Professional, Scientific, and Technical Services, Continued
Greenlight Biosciences Inc.	Equipment Financing	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$2,575	$2,656	$2,667
	Equipment Financing	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	3,716	3,774	3,808
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	2,003	2,008	2,011
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,160	1,163	1,157
Total Greenlight Biosciences Inc.					9,454	9,601	9,643

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Fixed interest rate 11.8%; EOT 16.4%	$6,149	$6,818	$5,476

PebblePost, Inc.	Secured Loan⁽¹⁹⁾	May 7, 2021	June 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,500	$12,450	$12,547

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$206	$220	$220
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	1,326	1,436	1,445
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	407	431	433
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	633	665	671
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,972	4,972
Total Pendulum Therapeutics, Inc.					7,572	7,724	7,741

Reciprocity, Inc.	Secured Loan	September 25, 2020	October 1, 2024	Variable interest rate Prime + 3.3% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	$10,000	$9,984	$10,200
	Secured Loan	April 29, 2021	May 1, 2025	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	5,000	4,984	5,100
Total Reciprocity, Inc.					15,000	14,968	15,300

Sun Basket, Inc.	Secured Loan	December 31, 2020	December 1, 2024	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$16,905	$16,984	$16,882

Utility Associates, Inc.	Secured Loan (18)	January 16, 2020	September 30, 2023	PIK Fixed interest rate 11.0% (20)	$750	$830	$697

ZenDrive, Inc.	Secured Loan⁽¹⁹⁾	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$14,899	$15,006

Sub-total: Professional, Scientific, and Technical Services (15.1%)*					$139,473	$137,105	$140,757

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Real Estate (7)
Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,608	$14,608
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	1,982	1,982
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,231	4,231
Total Knockaway, Inc.					21,009	20,821	20,821

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,030	$5,064
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,520	12,612
Total Orchard Technologies, Inc.					17,500	17,550	17,676

Wanderjaunt, Inc.	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$238	$277	$271
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	792	935	928
Total Wanderjaunt, Inc.					1,030	1,212	1,199

Sub-total: Real Estate (4.3%)*					$39,539	$39,583	$39,696

Rental and Leasing Services(7)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$3,269	$3,501	$3,532
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,252	1,328	1,335
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	551	579	585
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	1,741	1,829	1,846
Total EquipmentShare, Inc.					6,813	7,237	7,298

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$17,828	$17,949

NextCar Holding Company, Inc.	Secured Loan⁽¹⁹⁾	December 14, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 12.0% ⁽⁸⁾	$5,000	$4,961	$4,961
	Secured Loan⁽¹⁹⁾	December 15, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 12.0% ⁽⁸⁾	2,000	1,986	1,986
Total NextCar Holding Company, Inc.					7,000	6,947	6,947

Sub-total: Rental and Leasing Services (3.4%)*					$31,813	$32,012	$32,194

Retail Trade (7)
Fernished, Inc.	Equipment Financing⁽¹⁴⁾	October 29, 2021	November 1, 2024	Fixed interest rate 13.4%; EOT 3.0%	$472	$470	$470

Gobble, Inc.	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$2,227	$2,414	$2,398
	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,120	1,214	1,206
Total Gobble Inc.					3,347	3,628	3,604

Portofino Labs, Inc.	Secured Loan⁽¹⁹⁾	December 31, 2020	July 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$2,000	$2,014	$2,023
	Secured Loan⁽¹⁹⁾	March 12, 2021	October 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	3,000	2,904	2,918
	Secured Loan⁽¹⁹⁾	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	2,000	1,860	1,873
Total Portofino Labs, Inc.					7,000	6,778	6,814

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 4.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$5,500	$5,528	$5,567
	Secured Loan	October 25, 2021	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$4,500	$4,456	$4,456
Total Super73, Inc.					10,000	9,984	10,023

UnTuckIt, Inc.	Secured Loan	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$15,000	$15,796	$15,200

Sub-total: Retail Trade (3.9%)*					$35,819	$36,656	$36,111

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Space Research and Technology (7)

Axiom Space, Inc.	Secured Loan⁽¹⁹⁾	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$29,819	$30,015

Sub-total: Space Research and Technology (3.2%)*					$30,000	$29,819	$30,015

Utilities (7)
Invenia, Inc.	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$3,611	$4,068	$4,012
	Secured Loan	January 16, 2020	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	2,060	2,264	2,240
	Secured Loan	January 16, 2020	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,190	2,297	2,308
	Secured Loan	January 17, 2020	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,023	3,183	3,177
	Secured Loan	June 8, 2020	July 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,523	3,638	3,669
	Secured Loan	October 29, 2020	November 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,883	4,995	5,030
Total Invenia, Inc. (10)					19,290	20,445	20,436

Sub-total: Utilities (2.2%)*					$19,290	$20,445	$20,436

Wholesale Trade (7)
BaubleBar, Inc.	Secured Loan	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$3,377	$4,285	$4,085

Grandpad, Inc.	Equipment Financing⁽¹⁹⁾	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$1,789	$1,887	$1,893
	Equipment Financing⁽¹⁹⁾	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	2,306	2,419	2,425
Total Grandpad, Inc.					4,095	4,306	4,318

Sub-total: Wholesale Trade (0.9%)*					$7,472	$8,591	$8,403

Total: Debt Securities (78.8%)* (13)					$733,336	$740,925	$735,968

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Administrative and Support and Waste Management and Remediation (7)

Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	16,956	$2.79	$96	$96

RTS Holding, Inc.	Warrant⁽¹⁴⁾	December 10, 2021	December 10, 2031	Preferred Series C	3,857	$205.28	$153	$153

Sub-Total: Administrative and Support and Waste Management and Remediation (0.0%)*							$249	$249

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$1,419
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	594
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	518
Total Bowery Farming, Inc.							1,187	2,531

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$127	$73

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*							$1,314	$2,604

Construction (7)
Project Frog, Inc. (22)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA	211,633	$0.19	$9	$—
	Warrant	January 16, 2020	July 26, 2026	Common Stock	180,356	$0.19	9	—
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	31
Total Project Frog, Inc.							38	31

Sub-Total: Construction (0.0%)*							$38	$31

Educational Services (7)
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$108

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$485

Sub-Total: Educational Services (0.1%)*							$228	$593

Finance and Insurance (7)
BoardRE, Inc.	Warrant⁽¹⁴⁾	October 15, 2021	October 15, 2031	Common Stock	105,347	$1.94	$9	$8

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$839

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$1,412
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	908
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	605
Total Petal Card, Inc.							656	2,925

Realty Mogul	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$1

Sub-Total: Finance and Insurance (0.4%)*							$1,101	$3,773

Health Care and Social Assistance (7)
Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$674
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	701
Total Lark Technologies, Inc.							435	1,375

Sub-Total: Health Care and Social Assistance (0.1%)*							$435	$1,375

Information (7)
Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$—

Figg, Inc.	Warrant⁽¹¹⁾	January 16, 2020	March 31, 2028	Common Stock	935,198	$0.10	$—	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$477

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$21
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	14
Total Gtxcel, Inc.							166	35

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$805	$2,302

RapidMiner, Inc.	Warrant	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$18

Rigetti & Co, Inc.	Warrant	May 18, 2021	May 18, 2031	Common Stock	995,099	$0.21	$506	$5,830

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$84	$71

Sub-Total: Information (0.6%)*							$2,396	$8,733

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments, Continued
Management of Companies and Enterprises (7)

Exer Holdings, LLC	Warrant⁽¹⁴⁾	November 19, 2021	November 19, 2031	Common Stock	281		$479.25	(21)	$93	$92

Sub-Total: Management of Companies and Enterprises (0.0%)*									$93	$92

Manufacturing (7)
Bolb, Inc.	Warrant⁽¹⁴⁾	October 12, 2021	October 12, 2031	Common Stock	181,784		$0.07		$35	$34

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100		$0.27		$106	$431

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171		$0.31		$9	$2,137

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554		$0.33		$193	$241

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186		$1.15		$284	$534
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294		$1.15		226	310
Total Mainspring Energy, Inc.									510	844

Molekule, Inc.	Warrant	June 19, 2020	June 19, 2030	Preferred Series C-1	32,051		$3.12		$16	$23

Nexii Building Solutions, Inc. (10)	Warrant⁽¹⁴⁾	August 27, 2021	August 27, 2026	Common Stock	63,071	(21)	$15.86	(21)	$410	$421

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833		$48.46		$203	$311

SBG Labs, Inc.	Warrant	January 16, 2020	July 29, 2023	Preferred Series A-1	42,857		$0.70		$13	$—
	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714		$0.70		8	—
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492		$0.70		7	—
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155		$0.70		4	—
	Warrant	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150		$0.70		4	—
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145		$0.70		4	—
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085		$0.70		2	—
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857		$0.70		110	—
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000		$0.70		65	—
Total SBG Labs, Inc.									217	—

Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629		$0.19		$967	$641

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445		$0.49		$68	$337

Vertical Communications, Inc. (22)	Warrant⁽¹¹⁾	January 16, 2020	July 11, 2026	Preferred Series A	828,479		$1.00		$—	$—

VitaCup, Inc.	Warrant⁽¹⁴⁾	June 23, 2021	June 23, 2031	Preferred Series C	68,996		$2.79		$9	$5

Sub-Total: Manufacturing (0.6%)*									$2,743	$5,425

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Pharmaceutical (7)
Zosano Pharma Corporation	Warrant (9)	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$17

Sub-Total: Pharmaceutical (0.0%)*							$69	$17

Professional, Scientific, and Technical Services (7)
Continuity, Inc.	Warrant	January 16, 2020	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$17

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$41	$240
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	54
Total Crowdtap, Inc.							50	294

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

E La Carte, Inc.	Warrant	January 16, 2020	April 27, 2027	Preferred Series A	497,183	$0.30	$185	$861
	Warrant	January 16, 2020	July 28, 2027	Common Stock	104,284	$7.49	14	156
	Warrant	January 16, 2020	April 28, 2027	Preferred Series AA-1	106,841	$7.49	14	43
Total E La Carte, Inc.							213	1,060

Edeniq, Inc.	Warrant⁽¹¹⁾	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$2
	Warrant⁽¹¹⁾	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	5
	Warrant⁽¹¹⁾	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	—
	Warrant⁽¹¹⁾	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	12
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	34
Total Edeniq, Inc. (22)							7	53

Greenlight Biosciences Inc.	Warrant⁽¹⁴⁾	March 29, 2021	March 29, 2031	Common Stock	219,839	$0.82	$139	$857

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$914

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$1,840
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	333
Total Hospitalists Now, Inc.							462	2,173

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant⁽¹⁴⁾	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$379

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$46
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	31
	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2021	Preferred Series C	322,251	$3.24	118	118
Total Pendulum Therapeutics, Inc.							198	195

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$656
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	327
Total Reciprocity, Inc.							153	983

Resilinc, Inc.	Warrant	January 16, 2020	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$—

Sun Basket, Inc.	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$1,172
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	81
Total Sun Basket, Inc.							657	1,253

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments, Continued

Professional, Scientific, and Technical Services, Continued (7)
Utility Associates, Inc.	Warrant	January 16, 2020	June 30, 2025	Preferred Series A	92,511		$4.54		$55	$—
	Warrant	January 16, 2020	May 1, 2026	Preferred Series A	60,000		$4.54		36	—
	Warrant	January 16, 2020	May 22, 2027	Preferred Series A	200,000		$4.54		120	—
Total Utility Associates, Inc.									211	—

ZenDrive, Inc.	Warrant⁽¹⁴⁾	July 16, 2021	July 16, 2031	Common Stock	30,466		$2.46		$29	$55

Sub-Total: Professional, Scientific, and Technical Services (0.9%)*									$2,417	$8,233

Real Estate (7)
Egomotion Corporation	Warrant⁽¹¹⁾	January 16, 2020	December 10, 2028	Preferred Series A	60,786		$1.32		$—	$47
	Warrant	January 16, 2020	June 29, 2028	Preferred Series A	121,571		$1.32		219	94
Total Egomotion Corporation									219	141

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Preferred Series B	87,955		$8.53		$209	$458
	Warrant	November 10, 2021	November 10, 2031	Common Stock	148,730	(21)	$7.74	(21)	$265	$557
Total Knockaway, Inc.									474	1,015

Sub-Total: Real Estate (0.1%)*									$693	$1,156

Rental and Leasing Services (7)

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735		$0.29		$20	$283
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860		$0.29		34	273
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135		$1.04		148	174
Total Maxwell Financial Labs, Inc.									202	730

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Series A	167,543	(21)	$2.62	(21)	$35	$80

Sub-Total: Rental and Leasing Services (0.1%)*									$237	$810

Retail Trade (7)
Boosted eCommerce, Inc.	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263		$0.84		$259	$154

Fernished, Inc.	Warrant⁽¹⁴⁾	May 5, 2021	May 5, 2031	Common Stock	54,427		$0.15		$39	$39

Gobble, Inc.	Warrant	January 16, 2020	May 9, 2028	Common Stock	74,635		$1.20		$73	$101
	Warrant	January 16, 2020	December 27, 2029	Common Stock	10,000		$1.22		617	754
Total Gobble, Inc.									690	855

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553		$2.57		$185	$398
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158		$0.99		71	131
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585		$1.23		56	105
Total Madison Reed, Inc.									312	634

Portofino Labs, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	39,659		$1.53		$160	$107
	Warrant⁽¹⁴⁾	April 1, 2021	April 1, 2031	Common Stock	39,912		$1.46		99	44
Total Portofino Labs, Inc.									259	151

Super73, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	177,305		$3.16		$105	$132

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506		$1.14		$222	$86

Sub-Total: Retail Trade (0.2%)*									$1,886	$2,051

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Space Research and Technology (7)
Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$146
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	37
Total Axiom Space, Inc.							160	183

Sub-Total: Space Research and Technology (0.0%)*							$160	$183

Wholesale Trade (7)
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$639	$788
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	89
Total BaubleBar, Inc.							711	877

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$568

Sub-Total: Wholesale Trade (0.2%)*							$826	$1,445

Total: Warrant Investments (3.6%)* (13)							$14,885	$36,770

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments
Construction (7)
Project Frog, Inc.	Equity	January 16, 2020	4,383,173	Preferred Series AA-1⁽¹⁷⁾	$351	$—
	Equity	January 16, 2020	3,401,427	Preferred Series BB⁽¹⁷⁾	1,333	—
	Equity	August 3, 2021	6,634,061	Common Stock	1,684	—
	Equity	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	426
Total Project Frog, Inc. (22)					4,621	426

Sub-Total: Construction (0.0%)*					$4,621	$426

Health Care and Social Assistance (7)
FemTec, Inc. (22)	Equity	July 22, 2021	1,098,093	Common Stock	$13,046	$12,369

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$461

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity	January 16, 2020	$2,870	Convertible Note⁽¹⁶⁾	2,919	903
Total WorkWell Prevention & Care Inc. (22)					6,420	903

Sub-Total: Health Care and Social Assistance (1.5%)*					$19,966	$13,733

Manufacturing (7)
Lucid Motors, Inc.	Equity (9)	July 26, 2021	1,867,973	Common Stock	$8,560	$67,620

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021	3,321	Preferred Series B-1⁽¹⁷⁾	$500	$493

Store Intelligence, Inc. (22)	Equity	May 2, 2020	1,430,000	Preferred Series A⁽¹⁷⁾	$608	$—

Vertical Communications, Inc.	Equity⁽¹¹⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	3,725
Total Vertical Communications, Inc. (22)					3,966	3,725

Sub-Total: Manufacturing (7.7%)*					$13,634	$71,838

Professional, Scientific, and Technical Services (7)
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$391	$—

Matterport, Inc.	Equity (9)	July 23, 2021	571,941	Common Stock	$434	$11,324

Edeniq, Inc.	Equity⁽¹¹⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$19
	Equity⁽¹¹⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	34
	Equity⁽¹¹⁾	November 29, 2021	133,766,138	Preferred Series D⁽¹⁷⁾	—	343
Total Edeniq, Inc. (22)					—	396

Emergy, Inc.	Equity	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$507

Sub-Total: Professional, Scientific, and Technical Services (1.3%)*					$1,325	$12,227

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments, Continued
Real Estate (7)
Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$499

Sub-Total: Real Estate (0.1%)*					$500	$499

Rental and Leasing Services (7)
Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$509

Sub-Total: Rental and Leasing Services (0.1%)*					$500	$509

Retail Trade (7)

Fernished, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$500

Portofino Labs, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$500

Sub-Total: Retail Trade (0.1%)*					$1,000	$1,000

Space Research and Technology (7)

Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	$500	Convertible Note⁽¹⁶⁾	$500	$500

Sub-Total: Rental and Leasing Services (0.1%)*					$500	$500

Total: Equity Investments (10.8%)* (13)					$42,046	$100,732

Total Investment in Securities (93.2%)*					$797,856	$873,470

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$43,428	$43,428
Other cash accounts					3,314	3,314
Cash, Cash Equivalents, and Restricted Cash (4.7%)*					46,742	46,742

Total Portfolio Investments and Cash and Cash Equivalents (97.8% of net assets)					$844,598	$920,212

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

*	Value as a percent of net assets
(1)	All portfolio companies are located in North America. As of December 31, 2021, the Company had three foreign domiciled portfolio companies, which are based in Canada and, in total, represent 13.5% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions, investment date is January 16, 2020, the date of the Formation Transactions.
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
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	Except as noted, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(8)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.25% and 1-month USD LIBOR was 0.10% as of December 31, 2021
(9)	Asset is valued using Level 2 inputs.
(10)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 6.4% of the Company’s total assets as of December 31, 2021. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Hut 8 Holdings, Inc., Invenia, Inc. and Nexii, Inc. are Canadian corporations.
(11)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transactions.
(12)	Investment is a secured loan warehouse facility collateralized by interest in specific assets that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facility will occur over the amortizing period unless otherwise prepaid.
(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.

(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(17)	Preferred stock represents investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(18)	Investment is on non-accrual status as of December 31, 2021 and is therefore considered non-income producing.
(19)	Investment is pledged as collateral supporting amounts outstanding under the credit facility with KeyBank.
(20)	Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected.
(21)	Company has been issued warrants with pricing and number of shares dependent upon a future round of equity issuance by the portfolio company.

(22)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of December 31, 2021, along with transactions during the year ended December 31, 2021 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2020	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	December 31, 2021	Income
For the Year Ended December 31, 2021
Control Investments
Birchbox, Inc.	$19,369	$5,569	$(23,548)	$(2,725)	$1,335	$—	$576
Edeniq, Inc.	1,507	914	(2,301)	—	5,402	5,522	1,675
Project Frog, Inc.	4,516	1,318	(20)	—	(1,605)	4,209	549
Vertical Communications, Inc.	16,953	1,597	(325)	—	(843)	17,382	2,082
WorkWell Prevention and Care Inc.	6,385	1,435	—	—	(2,719)	5,101	360
Total Control Investments	$48,730	$10,833	$(26,194)	$(2,725)	$1,570	$32,214	$5,242

Affiliate Investments
FemTec Health, Inc.	$—	$29,499	$(531)	$—	$(1,220)	$27,748	$725
Ology Bioservices, Inc.	15,072	—	(9,972)	2,159	(7,259)	—	—
Store Intelligence, Inc.	12,578	162	(360)	—	(7,936)	4,444	882
Total Affiliate Investments	$27,650	$29,661	$(10,863)	$2,159	$(16,415)	$32,192	$1,607

Total Control and Affiliate Investments	$76,380	$40,494	$(37,057)	$(566)	$(14,845)	$64,406	$6,849

(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

* Value as a percentage of net assets.

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
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transactions.
(8)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets represents 5.1% of the Company’s total assets as of December 31, 2020. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Invenia, Inc. is a Canadian corporation, and Atieva, Inc. is a Cayman Island corporation.
(9)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.25% as of December 31, 2020.
(10)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(11)	Debt is on non-accrual status as of December 31, 2020 and is therefore considered non-income producing.
(12)	Investment has an unfunded commitment as of December 31, 2020 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.

(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Certain third parties have rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020.
(17)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions, investment date is January 16, 2020, the date of the Formation Transactions.
(18)	Preferred stock represents investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(19)	Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected on this loan includes Paid In Kind. PIK interest income represents income not paid currently in cash.
(20)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of December 31, 2020 along with transactions during the year ended December 31, 2020 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2019	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	December 31, 2020	Income
For the Year Ended December 31, 2020
Control Investments
Birchbox, Inc.	$—	$20,704	$—	$—	$(1,335)	$19,369	$1,289
Edeniq, Inc.	—	3,278	(1,414)	—	(357)	1,507	—
Project Frog, Inc.	—	7,432	—	—	(2,916)	4,516	552
Vertical Communications, Inc.	—	17,904	(194)	—	(757)	16,953	1,425
WorkWell Prevention and Care Inc.	—	9,362		—	(2,977)	6,385	395
Total Control Investments	$—	$58,680	$(1,608)	$—	$(8,342)	$48,730	$3,661

Affiliate Investments
Ology Bioservices, Inc.	$—	$7,813	$—	$—	$7,259	$15,072	$—
Store Intelligence, Inc.	—	12,840	—	—	(262)	12,578	1,191
Total Affiliate Investments	$—	$20,653	$—	$—	$6,997	$27,650	$1,191

Total Control and Affiliate Investments	$—	$79,333	$(1,608)	$—	$(1,345)	$76,380	$4,852

(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

TRINITY CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Trinity Capital Inc., (“Trinity Capital” and, together with its subsidiaries, the “Company”) is a specialty lending company focused on providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. Trinity Capital was formed on August 12, 2019 as a Maryland corporation and commenced operations on January 16, 2020. Prior to January 16, 2020, Trinity Capital had no operations, except for matters relating to its formation and organization as a business development company (“BDC”).

Trinity Capital is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Trinity Capital has elected to be treated as, and intends to continue to qualify annually as, a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

On September 27, 2019, Trinity Capital was initially capitalized with the issuance of 10 shares of its common stock for $150 to its sole stockholder. On January 16, 2020, Trinity Capital completed a series of transactions, including a private equity offering, a private debt offering, and the acquisition of Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P., and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) through mergers of the Legacy Funds with and into Trinity Capital as well as Trinity Capital’s acquisition of Trinity Capital Holdings, LLC (“Trinity Capital Holdings”), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds (collectively, the “Formation Transactions”).

Trinity Capital’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the symbol “TRIN” in connection with its initial public offering of shares of its common stock (“IPO”). See “Note 7 – Stockholder’s Equity.”

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

On January 16, 2020, Trinity Capital completed a private offering of shares of its common stock (the “Private Common Stock Offering”) pursuant to which it issued and sold 8,333,333 shares of its common stock for total aggregate gross proceeds of approximately $125.0 million, inclusive of an over-allotment option that was exercised in full on January 29, 2020. See “Note 7 – Stockholder’s Equity.”

On January 16, 2020, concurrent with the initial closing of the Private Common Stock Offering, Trinity Capital completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the

“Private Offerings”), pursuant to which it issued and sold $125.0 million in aggregate principal amount of the Company’s unsecured 7.00% Notes due 2025 (the “2025 Notes), inclusive of any over-allotment option that was exercised in full on January 29, 2020. See “Note 5 – Borrowings.”

On January 16, 2020, immediately following the consummation of the Private Offerings, Trinity Capital acquired the Legacy Funds and all of their respective assets (the “Legacy Assets”), including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, through the Formation Transactions. A portion of the proceeds from the Private Offerings was used to complete these transactions.

In the Formation Transactions, the Legacy Funds were merged with and into Trinity Capital, and Trinity Capital issued 9,183,185 shares of its common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners/managers of the Legacy Funds (the “Legacy Investors”), to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio.

As part of the Formation Transactions, Trinity Capital also acquired 100% of the equity interests of Trinity Capital Holdings for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares of its common stock, totaling approximately $8.0 million, and approximately $2.0 million in cash. In connection with the acquisition of such equity interests, Trinity Capital also assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. As a result of the Formation Transactions, Trinity Capital Holdings became a wholly owned subsidiary of the Company. The total merger consideration of Trinity Capital Holdings and the Legacy Funds of approximately $246.4 million exceeded the fair value of the net assets acquired as of the acquisition date, and as a result, the Company included a loss of approximately $2.1 million in Costs related to the acquisition of Trinity Capital Holdings and the Legacy Funds in the Consolidated Statements of Operations. During the year ended December 31, 2020, upon filing the final tax returns for the Legacy Funds, the Company reversed approximately $0.4 million of accrued liabilities assumed related to expected tax expense of the Legacy Funds. Approximately $13.5 million (consisting of the aggregate purchase price and severance related liability assumed) was expensed to Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds in the Consolidated Statements of Operations.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019 as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, the Company acquired TF1 through Fund II and became a party to, and assumed, a $300 million credit agreement (as amended, the “Credit Suisse Credit Facility”) with Credit Suisse AG (“Credit Suisse”) through TF1. TCF was formed on August 5, 2021 as a Delaware limited liability company with the Company as its sole equity member for purposes of securing lending in conjunction with a $300 million credit agreement, as amended, with KeyBank, National Association (“KeyBank”) (such credit facility, the “KeyBank Credit Facility”). TF1 and TCF are special purpose bankruptcy-remote entities and are separate legal entities from the Company. Any assets conveyed to TF1 or TCF are not available to creditors of Trinity Capital or any other entity other than TF1 or TCF’s respective lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. There has been no activity in Trinity Capital Holdings.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of December 31, 2021 and 2020, the Company had no single investment that met either of these two tests.

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

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged independent valuation firms to provide the Company with valuation assistance with respect to its investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing such investments. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Given the nature of lending to venture capital-backed growth stage companies, 90.9%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Equity Securities and Warrants

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the Net Asset Value (“NAV”) per share of the money market fund. As of December 31, 2021 and 2020, cash, cash equivalents and restricted cash consisted of $46.7 million and $61.1 million, respectively, of which $43.4 million and $60.3 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of December 31, 2021 and 2020, restricted cash consisted of approximately $15.1 million and $15.7 million, respectively, related to the Credit Suisse Credit Facility covenants (See “Note 5 – Borrowings”), and an additional amount of approximately $0.7 million at December 31, 2020 was held in escrow related to the payout of a severance related liability assumed as part of the Formation Transactions with respect to a former member of certain general partners of certain Legacy Funds.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, right of use asset, security deposits and other assets, including escrow receivable.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2021, there were no material past due escrow receivables. The escrow receivable balance as of December 31, 2021 was fair valued and held in accordance with ASC Topic 820. There was no escrow receivable balance as of December 31, 2020.

Equity Offering Costs

Equity offering costs consist of fees and costs incurred in connection with the sale of the Company’s common stock, including legal, accounting and printing fees. These costs are deferred at the time of incurrence and are subsequently charged as a reduction to capital when the offering takes place or as shares are issued. Equity offering costs are periodically reviewed and expensed if the related registration is no longer active.

Security Deposits

Security deposits are collected upon funding equipment financings and are applied in lieu of regular payments at the end of the term.

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred debt financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligations. Debt issuance costs related to secured or unsecured notes are netted with the outstanding principal balance on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs related to the KeyBank Credit Facility are recorded as a separate asset on the Company's Consolidated Statements of Assets and Liabilities.

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of December 31, 2021 and 2020, the EOT payment receivable of approximately $46.7 million and $37.9 million, respectively, is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

The Company had a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $0.2 million in PIK interest income during each of the years ended December 31, 2021 and 2020.

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

As of December 31, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the total fair value of the Company’s debt investment portfolio. As of December 31, 2020, loans to three portfolio companies were on non-accrual status with a total cost of approximately $3.4 million, and a total fair value of approximately $2.2 million, or 0.5%, of the total fair value of the Company’s debt investment portfolio.

Net Realized Gains / (Losses)

Realized gains / (losses) are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net proceeds exclude any prepayment penalties, exit fees, and OID and EOT acceleration. Prepayment penalties and exit fees received at the time of sale or redemption are included in fee income on the Consolidated Statements of Operations. OID and EOT acceleration is included in interest income on the Consolidated Statement of Operations.

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

Income Taxes

The Company has elected to be treated as, and intends to continue to qualify annually as, a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least 90% of the sum of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and its net tax-exempt income (if any). The Company generally will not pay corporate-level income tax on these distributed amounts, but will pay corporate-level income tax on any retained amounts.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of December 31, 2021 and 2020. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Industry Classification

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio (dollars in thousands):

	December 31, 2021					December 31, 2020
	Cost			Fair Value		Cost			Fair Value
Industry	Amount	%		Amount	%	Amount	%		Amount	%
Manufacturing	$169,381	21.1%		$222,011	25.4%	$103,471	20.8%		$99,709	20.2%
Professional, Scientific, and Technical Services	140,847	17.6%		161,217	18.5%	77,831	15.6%		78,893	16.0%
Information	101,031	12.7%		107,696	12.3%	31,843	6.4%		30,709	6.2%
Finance and Insurance	62,000	7.8%		65,109	7.5%	35,320	7.0%		35,699	7.2%
Health Care and Social Assistance	50,458	6.3%		44,518	5.1%	14,348	2.9%		11,422	2.3%
Real Estate	40,776	5.1%		41,351	4.7%	17,267	3.5%		17,316	3.5%
Retail Trade	39,542	5.0%		39,162	4.5%	78,534	15.7%		75,664	15.4%
Rental and Leasing Services	32,749	4.1%		33,513	3.8%	29,055	5.8%		29,138	5.9%
Space Research and Technology	30,479	3.8%		30,698	3.5%	—	0.0%		—	0.0%
Administrative and Support and Waste Management and Remediation Services	29,353	3.7%		29,337	3.4%	2,370	0.5%		2,328	0.5%
Management of Companies and Enterprises	22,333	2.8%		22,332	2.6%	—	0.0%		—	0.0%
Utilities	20,445	2.6%		20,436	2.3%	26,800	5.4%		27,083	5.5%
Educational Services	18,246	2.3%		18,813	2.2%	9,359	1.9%		9,816	2.0%
Agriculture, Forestry, Fishing and Hunting	12,025	1.5%		13,396	1.5%	20,981	4.2%		20,837	4.2%
Wholesale Trade	9,417	1.2%		9,848	1.1%	23,850	4.8%		23,903	4.8%
Construction	13,445	1.7%		8,903	1.0%	9,804	2.0%		6,894	1.4%
Pharmaceutical	5,329	0.7%		5,130	0.6%	17,503	3.5%		24,240	4.9%
Total	$797,856	100.0%		$873,470	100.0%	$498,336	100.0%		$493,651	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio (dollars in thousands):

	December 31, 2021				December 31, 2020
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$370,791	46.5%	$442,659	50.7%	$247,204	49.6%	$241,096	48.8%
Northeast	210,302	26.4%	213,823	24.5%	131,692	26.4%	127,801	25.9%
Mountain	65,223	8.2%	70,886	8.1%	33,842	6.8%	33,969	6.9%
South	60,455	7.6%	61,166	7.0%	463	0.1%	1,777	0.4%
Midwest	29,825	3.7%	23,958	2.7%	47,324	9.5%	44,092	8.9%
Southeast	1,125	0.1%	768	0.1%	11,011	2.2%	17,834	3.6%
Canada	60,135	7.5%	60,210	6.9%	26,800	5.4%	27,082	5.5%
Total	$797,856	100.0%	$873,470	100.0%	$498,336	100.0%	$493,651	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio (dollars in thousands):

	December 31, 2021				December 31, 2020
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loan	$557,627	69.8%	$551,894	63.2%	$324,544	65.1%	$320,718	65.0%
Equipment Financing	183,298	23.0%	184,074	21.1%	122,966	24.7%	122,501	24.8%
Equity	42,046	5.3%	100,732	11.5%	32,961	6.6%	32,654	6.6%
Warrants	14,885	1.9%	36,770	4.2%	17,865	3.6%	17,778	3.6%
Total	$797,856	100.0%	$873,470	100.0%	$498,336	100.0%	$493,651	100.0%

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

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. The top three industries of the Company’s portfolio companies as of December 31, 2021 were in the “Manufacturing,” “Professional, Scientific, and Technical Services” and “Information” sectors. The top three industries of the Company’s portfolio companies as of December 31, 2020 were in the “Manufacturing,” “Professional, Scientific, and Technical Services” and “Retail Trade” sectors. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of December 31, 2021 and 2020, the Company’s ten largest portfolio companies represented approximately 36.1% and 42.5%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of December 31, 2021 and 2020, the Company had nine and 14 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of December 31, 2021 and 2020, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2021 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$551,894	$551,894
Equipment Financings	—	—	184,074	184,074
Equity	—	78,944	21,788	100,732
Warrants	—	17	36,753	36,770
Total Investments at fair value	—	78,961	794,509	873,470
Escrow Receivable	—	—	4,152	4,152
Cash, cash equivalents and restricted cash	46,742	—	—	46,742
Total	$46,742	$78,961	$798,661	$924,364

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2020 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$320,718	$320,718
Equipment Financings	—	—	122,501	122,501
Equity	—	—	32,654	32,654
Warrants	—	—	17,778	17,778
Total Investments at fair value	—	—	493,651	493,651
Cash, cash equivalents and restricted cash	61,101	—	—	61,101
Total	$61,101	$—	$493,651	$554,752

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2021. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

	Fair Value as of
	December 31, 2021	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$508,756	Discounted Cash Flows	Hypothetical Market Yield	10.8% - 33.2%	14.6%

	188,226	Originated within the past three months	Origination Market Yield	11.3% - 16.2%	13.0%

	34,542	Transactions Precedent(6)	Transaction Price	n/a	n/a

	4,444	Liquidation Scenario	Probability Weighting of Alternative Outcomes	20.0% - 80.0%	n/a

Equity investments	20,788	Market Approach	Revenue Multiple Only (3)	0.8x - 2.3x	1.9	x
			Revenue Multiple (3)	0.2x - 6.8x	3.5	x
			Volatility (5)	47.0% - 85.0%	65.1%
			Risk-Free Interest Rate	0.1% - 1.1%	0.9%
			Estimated Time to Exit (in years)	0.2 - 3.8	2.9
			Discount for Lack of Marketability (8)	9.0% - 32.3%	24.5%

	1,000	Transactions Precedent(6)	Transaction Price	n/a	n/a

Warrants	23,573	Market Approach	Revenue Multiple (3)	0.2x - 30.0x	1.5	x
			Company Specific Adjustment (4)	7.9% - 34.5%	9.9%
			Volatility (5)	35.1% - 111.3%	63.7%
			Risk-Free Interest Rate	0.1% - 1.3%	0.8%
			Estimated Time to Exit (in years)	0.2 - 5.0	2.3

	2,312	Black Scholes Option Pricing Model	Volatility (5)	42.1% - 83.5%	56.8%
			Discount for Lack of Marketability	27.2% - 30.3%	27.7%
			Risk-Free Interest Rate	0.4% - 1.3%	0.7%
			Estimated Time to Exit (in years)	1.0 - 5.0	2.3

	984	Transactions Precedent(6)	Transaction Price	n/a	n/a

	9,884	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	10.0% - 90.0%	n/a

Total Level 3 Investments	$794,509

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.

(7)	The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(8)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2020:

	Fair Value as of
	December 31, 2020	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$330,184	Discounted Cash Flows	Hypothetical Market Yield	9.5% - 31.2%	15.1%

	99,053	Originated within the past three months	Origination Market Yield	12.9% - 15.2%	14.2%

	11,771	Transactions Precedent(6)	Transaction Price	n/a	n/a

	2,211	Liquidation Scenario	Probability Weighting of Alternative Outcomes	60.0% - 90.0%	n/a

Equity investments	3,623	Liquidation Scenario	Probability Weighting of Alternative Outcomes	30.0% - 70.0%	n/a

	5,550	Market Approach	Revenue Multiple Only (3)	0.5x - 0.9x	0.7	x

	23,481	Market Approach	Revenue Multiple (3)	0.36x - 3.0x	1.8	x
			Company Specific Adjustment (4)	(17.5)% - 150.0%	74.9%
			Volatility (5)	45.0% - 80.0%	59.8%
			Risk-Free Interest Rate	0.1% - 0.2%	0.1%
			Estimated Time to Exit (in years)	0.5 - 2.0	1.1

Warrants	15,133	Market Approach	Revenue Multiple (3)	0.3x - 20.75x	3.2	x
			EBITDA Multiple	n/a	10.9	x
			Company Specific Adjustment (4)	(50.0)% - 10.0%	(13.1)%
			Volatility (5)	20.0% - 104.7%	53.4%
			Risk-Free Interest Rate	0.1% - 3.0%	0.9%
			Estimated Time to Exit (in years)	0.2 - 10.0	3.3

	2,645	Black Scholes Option Pricing Model	Volatility (5)	46.8% - 132.3%	52.0%
			Risk-Free Interest Rate	0.1% - 0.7%	0.1%

			Estimated Time to Exit (in years)	0.5 - 7.3	0.8

Total Level 3 Investments	$493,651

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair market value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.

(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.

The following table provides a summary of changes in the debt, equity and warrants investments and the Company’s escrow receivable fair value of the Company’s Level 3 portfolio investments and escrow receivable for the year ended December 31, 2021 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2020	$443,219	$32,654	$17,778	$—	$493,651
Purchases, net of deferred fees (1)	533,146	12,153	5,573	4,152	555,024
Non-cash conversion (2)	916	—	—	—	916
Transfers out of Level 3 (3)	—	—	(2,611)	—	(2,611)
Proceeds from sales and paydowns	(264,386)	(14,098)	(9,100)	—	(287,584)
Accretion of OID and EOT payments	21,238	—	—	—	21,238
Net realized gain/(loss)	2,501	2,038	6,061	—	10,600
Third party participation (4)	—	(283)	—	—	(283)
Change in unrealized appreciation/(depreciation)	(666)	(10,676)	19,052	—	7,710
Fair Value as of December 31, 2021	$735,968	$21,788	$36,753	$4,152	$798,661

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2021	$(1,473)	$(4,641)	$19,458	$—	$13,344

(1)	Escrow receivable purchases may include additions due to proceeds held in escrow from the liquidation of level 3 investments.
(2)	The non-cash conversion includes non-cash restructuring transactions of three portfolio companies in which our outstanding loan was restructured resulting in an increase in cost basis or the recognition of PIK interest income.
(3)	Transfers out of Level 3 during the year ended December 31, 2021 primarily relates to the exercise of warrants held in four portfolio companies, to equity investments during the period, and the corresponding company’s public offering transaction. During the year ended December 31, 2021, there were no transfers into Level 3.
(4)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. In March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation (depreciation).

The following table provides a summary of changes in the debt, equity and warrants fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2020 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of January 1, 2020	$—	$—	$—	$—
Formation Transactions acquisitions	375,858	24,066	17,099	417,023
Purchases, net of deferred fees	234,418	2,170	1,976	238,564
Non-cash conversion(1)	(10,148)	10,879	532	1,263
Proceeds from sales and paydowns	(157,046)	(3,855)	—	(160,901)
Accretion of OID and EOT payments	11,788	—	—	11,788
Net realized gain/(loss)	(7,361)	(300)	(1,742)	(9,403)
Third party participation (2)	—	283	—	283
Change in unrealized appreciation/(depreciation)	(4,290)	(589)	(87)	(4,966)
Fair Value as of December 31, 2020 (3)	$443,219	$32,654	$17,778	$493,651

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2020	$(4,290)	$(589)	$(87)	$(4,966)

(1)	The non-cash conversion includes non-cash restructuring transactions of two portfolio companies in which our outstanding loan investments were converted to equity instruments during the period.
(2)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).
(3)	During the year ended December 31, 2021, there were no transfers into or out of Level 3.

Fair Value of Financial Instruments Carried at Cost

As of December 31, 2021 and 2020, the carrying value of the Company’s Credit Facilities (as defined below) was approximately $91.0 million and $132.9 million, respectively. The carrying value of the Company’s Credit Facilities as of December 31, 2021 and 2020, approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of December 31, 2021 and 2020, the carrying value of the 2025 Notes was approximately $121.4 million and $120.3 million, respectively, net of unamortized deferred financing costs of $3.6 million and $4.7 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of December 31, 2021 and 2020 was $139.0 million and $131.4 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2021 and 2020, the carrying value of the Convertible Notes was approximately $47.5 million and $46.6 million, respectively, net of unamortized deferred financing costs and discount of $2.5 million and $3.4 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of December 31, 2021 and 2020 was approximately $55.8 million and $46.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2021, the carrying value of the Company’s 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $122.3 million, net of unamortized deferred financing costs and discount of $2.7 million. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of December 31, 2021 was approximately $138.4 million, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2021, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.2 million, net of unamortized deferred financing costs and discount of $1.8 million. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The cost of the December 2026 Notes as of December 31, 2021 approximates the fair value, based on the recent funding completed in December 2021.

The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

Note 5. Borrowings

Credit Suisse Credit Facility

On January 9, 2020, TF1 and its affiliates borrowed $190.0 million under the Credit Suisse Credit Facility. On January 16, 2020, in connection with the Formation Transactions, through its wholly owned subsidiary, TF1, the Company became a party to, and assumed, the Credit Suisse Credit Facility with Credit Suisse.

The Credit Suisse Credit Facility matured on January 8, 2022 in accordance with its terms. Borrowings under the Credit Suisse Credit Facility bore interest at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The Credit Suisse Credit Facility was collateralized by all investments held by TF1 and permitted an advance rate of up to 65% of eligible investments. The Company had the ability to borrow up to an aggregate of $300.0 million, and the Credit Suisse Credit Facility borrowing base contained certain criteria for eligible investments and included concentration limits as defined in the Credit Suisse Credit Facility. As of December 31, 2021 and 2020, the Company had $10.0 million and $135.0 million, respectively, in borrowings outstanding under the Credit Suisse Credit Facility. As of December 31, 2021 and 2020, the Company had a borrowing availability of approximately$185.0 million and $42.0 million. See “Note 14 – Subsequent Events.”

During the year ended December 31, 2021, the Company borrowed $71.0 million and made repayments of $196.0 million under the Credit Suisse Credit Facility. During the year ended December 31, 2020, the Company borrowed $30.0 million and made repayments of $85.0 million under the Credit Suisse Credit Facility. The Company incurred approximately $4.0 million of financing costs in connection with the Credit Suisse Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2021, there were no unamortized deferred financing costs related to the Credit Suisse Credit Facility. As of December 31, 2020, there were $2.1 million of unamortized deferred financing costs related to the Credit Suisse Credit Facility, which are presented as a direct deduction from the carrying amount of the debt liability on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the Credit Suisse Credit Facility is as follows (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Stated interest expense	$1,771	$5,052
Amortization of deferred financing costs	2,107	1,918
Total interest and amortization of deferred financing costs	$3,878	$6,970

Weighted average effective interest rate	7.6%	5.6%
Weighted average outstanding balance	$51,044	$126,271

The Credit Suisse Credit Facility contained covenants that, among other things, required the Company to maintain minimum tangible net worth and leverage ratios, minimum cash balance of $15.0 million, and a cash reserve of 60 days for interest. Upon maturity of the Credit Suisse Credit Facility, the corresponding restriction on cash balances was removed and the Company did not have any restricted cash pursuant thereto.

KeyBank Credit Facility

On October 27, 2021, TCF, a wholly owned subsidiary of the Company, as borrower, and the Company, as servicer, entered into a credit agreement (as amended, the “KeyBank Credit Agreement”) with the lenders from time-to-time party thereto, KeyBank, as administrative agent and syndication agent, and Wells Fargo, National Association, as collateral custodian and paying agent (such credit facility, the “KeyBank Credit Facility”).

The KeyBank Credit Facility includes an initial commitment of $75 million from KeyBank and allows the Company, through TCF, to borrow up to $300 million. Borrowings under the KeyBank Credit Facility will initially bear interest at a rate equal to the one-month LIBOR plus 3.25%, which interest rate may decrease to the one-month LIBOR plus 2.85% upon the achievement of certain benchmarks, including criteria related to the number and composition of assets in the KeyBank Credit Facility’s collateral pool. The terms of the KeyBank Credit Facility provide for a transition from LIBOR to SOFR no later than July 1, 2023 or the date that the Financial Conduct Authority permanently or indefinitely ceases to provide LIBOR rates, if earlier. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

During the year ended December 31, 2021, the Company borrowed $106.0 million and made repayments of $25.0 million under the KeyBank Credit Facility. The Company incurred approximately $2.4 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2021, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.3 million, and presented as a direct deduction from the carrying amount of the debt liability on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Year Ended		Year Ended
	December 31, 2021	December 31, 2020
Stated interest expense	$452	$	n/a
Amortization of deferred financing costs	68		n/a
Total interest and amortization of deferred financing costs	$520	$	n/a

Weighted average effective interest rate	4.5%		n/a
Weighted average outstanding balance	$63,864		n/a

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

The 2025 Notes were issued pursuant to an Indenture, dated as of January 16, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association (the successor in interest of which is U.S. Bank Trust Company, National Association), as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of January 16, 2020 (together with the Base Indenture, the “2025 Notes Indenture”), between the Company and the Trustee. The 2025 Notes mature on January 16, 2025 (the “Maturity Date”), unless repurchased or redeemed in accordance with their terms prior to such date. The 2025 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option, on or after January 16, 2023 at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. The holders of the 2025 Notes do not have the option to have the notes repaid or repurchased by the Company prior to the Maturity Date.

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

Concurrent with the closing of the 144A Note Offering, on January 16, 2020, the Company entered into a registration rights agreement for the benefit of the purchasers of the 2025 Notes in the 144A Note Offering. Pursuant to the terms of this registration rights agreement, a registration statement on Form N-2 registering the public resale of the 2025 Notes by the electing holders was filed and declared effective.

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriter’s discount and commissions, were approximately $5.9 million which were capitalized and deferred using the straight-line method over the life of the notes. As of December 31, 2021 and 2020, unamortized deferred financing costs related to the 2025 Notes were $3.6 million and $4.7 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Stated interest expense	$8,750	$8,385
Amortization of deferred financing costs	1,177	1,078
Total interest and amortization of deferred financing costs	$9,927	$9,463

Weighted average effective interest rate	7.9%	7.9%

August 2026 Notes

On August 24, 2021, the Company issued and sold $125 million in aggregate principal amount of its unsecured August 2026 Notes under its shelf Registration Statement on Form N-2. The August 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of August 24, 2021 (together with the Base Indenture, the “August 2026 Notes Indenture”), between the Company and the Trustee. The August 2026 Notes mature on August 24, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The August 2026 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the August 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the August 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any August 2026 Notes on or after July 24, 2026, the redemption price for the August 2026 Notes will be equal to 100% of the principal amount of the August 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, if a change of control repurchase event (as defined in the August 2026 Notes Indenture) occurs prior to the maturity date of the August 2026 Notes or the Company’s redemption of all outstanding August 2026 Notes, the Company will be required, subject to certain conditions, to make an offer to the holders thereof to repurchase for cash some or all of the August 2026 Notes at a repurchase price equal to 100% of the principal amount of the August 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The August 2026 Notes bear interest at a fixed rate of 4.375% per year payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2022. The August 2026 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of December 31, 2021, unamortized deferred financing costs related to the August 2026 Notes were $2.7 million.

The components of interest expense and related fees for the August 2026 Notes are as follows (in thousands):

	Year Ended		Year Ended
	December 31, 2021	December 31, 2020
Stated interest expense	$1,944	$	n/a
Amortization of deferred financing costs	192		n/a
Total interest and amortization of deferred financing costs	$2,136	$	n/a

Weighted average effective interest rate	4.8%		n/a	%

December 2026 Notes

On December 15, 2021, the Company issued and sold $75 million in aggregate principal amount of its unsecured December 2026 Notes under its shelf Registration Statement on Form N-2. The December 2026 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of December 15, 2021 (together with the Base Indenture, the “December 2026 Notes Indenture”), between the Company and the Trustee. The December 2026 Notes mature on December 15, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The December 2026 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the December 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the December 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any December 2026 Notes on or after November 15, 2026, the redemption price for the December 2026 Notes will be equal to 100% of the principal amount of the December 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, if a change of control repurchase event (as defined in the December 2026 Notes Indenture) occurs prior to the maturity date of the December 2026 Notes or the Company’s redemption of all outstanding December 2026 Notes, the Company will be required, subject to certain conditions, to make an offer to the holders thereof to repurchase for cash some or all of the December 2026 Notes at a repurchase price equal to 100% of the principal amount of the December 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The December 2026 Notes bear interest at a fixed rate of 4.25% per year payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2022. The December 2026 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of December 31, 2021, unamortized deferred financing costs related to the December 2026 Notes were $1.8 million.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Year Ended		Year Ended
	December 31, 2021	December 31, 2020
Stated interest expense	$142	$	n/a
Amortization of deferred financing costs	17		n/a
Total interest and amortization of deferred financing costs	$159	$	n/a

Weighted average effective interest rate	4.5%		n/a	%

Convertible Notes due 2025

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

The Convertible Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of December 11, 2020 (together with the Base Indenture, the “Convertible Notes Indenture”), between the Company and the Trustee. Concurrent with the closing of the Convertible Note Offering, on December 11, 2020, the Company entered into a registration rights agreement for the benefit of the holders of the Convertible Notes and the shares of common stock issuable upon conversion thereof. Pursuant to the terms of this registration rights agreement, a registration statement on Form N-2 registering the public resale of the Convertible Notes and the share of common issuable upon conversion thereof by the holders was filed and declared effective.

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the effective interest rate of the Convertible Notes was approximately 7.2% and 7.1% annualized, respectively. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). As a result of certain cash dividends, the conversion rate has changed over time pursuant to the terms of the Convertible Notes Indenture. The most recent change occurred effective immediately after the close of business on December 31, 2021, in which the conversion rate changed to 67.0278 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $14.92 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

At the Company’s option, it may cause holders to convert all or a portion of the then outstanding principal amount of the Convertible Notes plus accrued but unpaid interest, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date, if the closing sale price of the Company’s common stock for any 30 consecutive trading days exceeds 120% of the conversion price, as may be adjusted. Upon such conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate, and a forced conversion make-whole payment (as defined in the Convertible Notes Indenture), if any, in cash.

The Company may not redeem the Convertible Notes at its option prior to maturity. In addition, if the Company undergoes a fundamental change (as defined in the Convertible Notes Indenture), holders may require the Company to repurchase for cash all or part of such holders’ Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

Aggregate offering costs in connection with the Convertible Note Offering, including the initial purchaser and placement agent discount and commissions, were approximately $1.9 million which were capitalized and deferred. As of December 31, 2021 and 2020, unamortized deferred financing costs related to the Convertible Notes were $1.5 million and $1.6 million, respectively.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal amount of debt	$50,000	$50,000
Unamortized debt issuance cost	(1,480)	(1,672)
Original issue discount related to equity component, net of accretion	—	(468)
Original issue discount, net of accretion	(1,035)	(1,308)
Carrying value of Convertible Notes	$47,485	$46,552

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Stated interest expense	$2,992	$175
Amortization of deferred financing costs and original issue discount	627	29
Total interest and amortization of deferred financing costs and original issue discount	$3,619	$204

Weighted average effective interest rate	7.2%	7.1%

As of December 31, 2021 and 2020, the Company was in compliance with the terms of the KeyBank Credit Facility, the Credit Suisse Credit Facility, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. These unfunded contractual commitments are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of December 31, 2021 and 2020, if any, includes only those commitments which are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of December 31, 2021, the Company had no outstanding unfunded commitments. As of December 31, 2020, the Company had an unfunded commitment of approximately $0.1 million to one portfolio company, Dandelion, Inc. This unfunded commitment was available at the request of such portfolio company and unencumbered by milestones. The fair value of this unfunded commitment was considered to approximate the cost of such commitment as the yield determined at the time of underwriting was expected to be materially consistent with the yield upon funding. The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its credit facilities) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

FASB ASU 2016 02, Leases (Topic 842) (“ASU 2016 02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. The Company identified two significant operating leases for its office space in Chandler, AZ and its new headquarters in Phoenix, AZ. The lease for the Chandler office commenced February 21, 2017 and expires July 31, 2022. The Chandler lease contains a five-year extension option for a final expiration date of July 31, 2027, which the Company will not exercise. The Company also entered into a lease for new office space in downtown Phoenix, Arizona (“PHX”), which commenced on July 10, 2021 and expires on December 31, 2028. The PHX lease contains two five-year extension options for a final expiration date of December 31, 2038.

The total lease expense for the years ended December 31, 2021 and 2020, was approximately $0.5 million and $0.2 million, respectively. As of December 31, 2021 and 2020, the right of use asset related to the office operating leases was $2.5 million and $0.3 million, respectively, included in other assets, and the lease liability was $2.7 million and $0.4 million, respectively, included in other liabilities. As of December 31, 2021, the remaining lease term for the Chandler office was 0.6 years and the discount rate was 3.25%. As of December 31, 2021, the remaining lease term for the Phoenix office was 7 years and the discount rate was 3.75%.

The following table shows future minimum payments under the Company’s operating leases as of December 31, 2021 (in thousands):

For the Years Ended December 31,	Total
2022	$484
2023	361
2024	371
2025	380
2026	390
Thereafter	1,229
Total	$3,215

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of December 31, 2021, there are no material legal matters or material litigation pending of which the Company is aware.

Note 7. Stockholder’s Equity

The Company authorized 200,000,000 shares of its common stock with a par value of $0.001 per share. On September 27, 2019, the Company was initially capitalized with the issuance of 10 shares of its common stock for an aggregate purchase price of $150 to its sole shareholder.

Private Common Stock Offerings

On January 16, 2020, the Company completed the Private Common Stock Offering in reliance upon the available exemptions from the registration requirements of the Securities Act. As a result, the Company issued and sold a total of 7,000,000 shares of its common stock for aggregate net proceeds of approximately $105.0 million. The related overallotment option was exercised in full on January 29, 2020, pursuant to which the Company issued and sold an additional 1,333,333 shares of its common stock for gross proceeds of approximately $20.0 million. As a result, the Company issued and sold a total of 8,333,333 shares of its common stock pursuant to the Private Common Stock Offering for aggregate net proceeds of approximately $114.4 million, net of offering costs of approximately $10.6 million.

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

Initial Public Offering

The Company’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the symbol “TRIN.” On February 2, 2021, the Company completed its initial public offering of 8,006,291 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding under the Credit Suisse Credit Facility.

ATM Program

On November 9, 2021, the Company entered into an open market sale agreement (the “2021 Sales Agreement”) with Jefferies LLC, as sales agent and/or principal thereunder, pursuant to which the Company can issue and sell, from time to time, up to $50 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act) (the “ATM Program”). During the year ended December 31, 2021, the Company issued and sold 35,714 shares of its common stock at a weighted-average price of $16.55 per share and raised $0.6 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program. As of December 31, 2021, common stock with an aggregate offering price of $49.4 million remained available for issuance and sale under the ATM Program. The Company did not have the ATM Program prior to November 9, 2021. The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the year ended December 31, 2021, the Company issued 281,149 shares of common stock for a total of approximately $4.1 million under the DRIP. During the year ended December 31, 2020, the Company issued 271,414 shares of common stock for a total of approximately $3.4 million under the DRIP.

Distributions

The following table summarizes the distributions declared and/or paid since inception through December 31, 2021:

Declaration Date	Record Date	Payment Date	Per Share Amount
May 7, 2020	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	August 21, 2020	September 4, 2020	0.27
November 9, 2020	November 20, 2020	December 4, 2020	0.27
December 22, 2020	December 30, 2020	January 15, 2021	0.27
March 23, 2021	March 31, 2021	April 16, 2021	0.28
June 15, 2021	June 30, 2021	July 15, 2021	0.29
September 13, 2021	September 30, 2021	October 15, 2021	0.33
December 16, 2021	December 31, 2021	January 14, 2022	0.36

		Total	$2.29

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

During the year ended December 31, 2021, the Company granted 572,981 shares, net of 8,319 retired shares, of restricted stock of the 3.6 million authorized under the 2019 Long Term Incentive Plan. The Company determined that the fair value of such restricted stock granted during the year ended December 31, 2021 was approximately $9.6 million and recognized total share-based compensation expense of $0.9 million for the year. As of December 31, 2020, no restricted stock had been issued under the 2019 Long Term Incentive Plan. As of December 31, 2021 there was approximately $8.7 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2020, there were no unrecognized compensation costs.

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

During the year ended December 31, 2021, the Company granted 12,132 shares of restricted stock under the 2019 Restricted Stock Plan. The Company determined that the fair value of such restricted stock granted during the year ended December 31, 2021, was approximately $0.2 million and recognized total share-based compensation expense of approximately $0.2 million for the year. As of December 31, 2020, no restricted stock had been issued under the 2019 Restricted Stock Plan. As of December 31, 2021 there was approximately $61,000 of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period. As of December 31, 2020, there were no unrecognized compensation costs.

Note 9. Earnings Per Share

The following table sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2021 and 2020 (in thousands except shares and per share information):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Earnings per common share - basic
Numerator for basic earnings per share	$132,320	$(6,112)
Denominator for basic weighted average shares	25,980,797	18,092,494
Earnings per common share - basic	$5.09	$(0.34)
Earnings per common share - diluted
Numerator for increase in net assets per share	$132,320	$(6,112)
Adjustment for interest expense and deferred financing costs on Convertible Notes	3,619	—	(1)
Numerator for diluted earnings per share	135,939	(6,112)
Denominator for basic weighted average shares	25,980,797	18,092,494
Adjustment for dilutive effect of Convertible Notes	3,339,800	—
Denominator for diluted weighted average shares	29,320,597	18,092,494
Earnings per common share - diluted	$4.64	$(0.34)

(1)	No adjustments for interest or incremental shares were included for the year ended December 31, 2020 because the effect would be antidilutive.

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

For the year ended December 31, 2021, the effect of the Convertible Notes was dilutive and, accordingly, was included in the calculation of diluted earnings per share.

Note 10. Income Taxes

The Company has elected to be treated as, and intends to continue to qualify annually as, a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least 90% of the sum of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and its net tax-exempt income (if any). The Company generally will not pay corporate-level income tax on these distributed amounts, but will pay corporate-level income tax on any retained amounts.

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

The following table sets for the amounts the Company reclassified for book purposes arising from permanent book to tax differences primarily related to nondeductible expenses for income tax purposes (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Additional paid-in capital	$(4,053)	$(738)
Distributable earnings/(accumulated loss)	4,053	738

For income tax purposes distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2021 was ordinary income with no distributions made from long-term capital gain.

As of December 31, 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of costs related to the issuance of stock-based compensation and certain loan modifications as well as ongoing differences related to the treatment of the acquisition of Trinity Capital Holdings and the Legacy Funds. As of December 31, 2021, the components of distributable earnings on a tax basis detailed above differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of costs related to the acquisition of Trinity Capital Holdings and the Legacy Funds and deferral of organizational cost.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Accumulated capital gains/(losses)	$-	$(7,077)
Other temporary differences	(13,411)	(14,200)
Undistributed ordinary income	3,235	1,607
Undistributed long-term capital gains	17,263	-
Unrealized appreciation/(depreciation)	70,810	(4,966)
Components of distributable earnings	$77,897	$(24,636)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Tax Cost of Investments (1)	$849,402	$559,437

	December 31, 2021	December 31, 2020
Unrealized appreciation	$97,569	$14,879
Unrealized depreciation	(26,759)	(19,845)
Net unrealized appreciation/(depreciation) from investments	$70,810	$(4,966)

(1)	Includes the cost of short-term investments, including cash and cash equivalents.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding year on which it paid corporate-level U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the years ended December 31, 2021 and 2020, the Company recorded an expense for excise tax of approximately $0.3 million and $0.1 million, respectively.

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

Based on the analysis of the Company’s tax position, the Company has no uncertain tax positions that met the recognition or measurement criteria as of December 31, 2021. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. All of the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Note 11. Financial Highlights

We were formed on August 12, 2019 and commenced operations on January 16, 2020. Prior to January 16, 2020, we had no operations, except for matters relating to our formation and organization as a BDC. As a result, there are no significant financial results for the year ended December 31, 2019 for comparative purposes. The following presents financial highlights for the years ended December 31, 2021 and 2020 (in thousands except share and per share information):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Per Share Data: (1)
Net asset value, beginning of period	$13.03	$14.97	(2)

Net investment income	1.50	1.29	(3)
Net realized and unrealized gains/(losses) on investments (4)	3.59	(0.81)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	—	(0.82)
Net increase/(decrease) in net assets resulting from operations	5.09	(0.34)

Offering costs	(0.29)	(0.58)
Effect of shares issued (5)	(0.15)	(0.02)
Equity component of convertible notes	(0.02)	0.03
Distributions (6)	(1.26)	(1.03)
Total increase/(decrease) in net assets	3.37	(1.94)

Net asset value, end of period	$16.40	$13.03

Shares outstanding, end of period	27,229,541	18,321,274
Weighted average shares outstanding	25,980,797	18,092,494	(3)
Total return based on net asset value (7)	35.5%	(6.1)	% (8) (9)
Total return based on market value (10)	33.2%	n/a

Ratio/Supplemental Data:
Per share market value at end of period	$17.58	n/a
Net assets, end of period*	$446,533	$238,748
Ratio of total expenses to average net assets	11.6%	14.3	% (11)
Ratio of net investment income to average net assets	10.5%	10.5	% (11)
Ratio of interest and credit facility expenses to average net assets	5.5%	7.6	% (11)
Portfolio turnover rate (12)	47.9%	36.5	% (8)
Asset coverage ratio (13)	195.8%	177.0%

*     Rounded to the nearest thousand

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The net asset value as of January 16, 2020 (commencement of operations) is calculated based on the initial common stock purchase price of $15.00 per share less the accumulated loss of $0.03 per share from August 12, 2019 (the date of inception) through December 31, 2019.
(3)	Calculated based upon weighted average shares outstanding for the period from January 16, 2020 (commencement of operations) through December 31, 2020.

(4)	Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.
(5)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. Also includes the impact of the issuance of shares related to the equity incentive plans. Refer to “Note 8 – Equity Incentive Plans” for further details.
(6)	The per share data reflects the actual amount of distributions declared per share for the applicable period.
(7)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.
(8)	Not annualized.
(9)	Total return excluding costs related to acquisition of Trinity Capital Holdings and the Legacy Funds would have been (0.6%) for the year ended December 31, 2020.
(10)	Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends. The beginning market value per share is based on the market price of $14.00 per share on January 29, 2021, the date of the Company’s listing on the Nasdaq Global Select Market, and not annualized.
(11)	Annualized.
(12)	Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(13)	Based on outstanding debt of $466.0 million and $310.0 million as of December 31, 2021 and 2020, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of December 31, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
December 31, 2021 (5)	$10,000	1,958	-	-
December 31, 2020	135,000	1,770	-	-
December 31, 2019	-	-	-	-

KeyBank Credit Facility
December 31, 2021	$81,000	1,958	-	-
December 31, 2020	-	-	-	-
December 31, 2019	-	-	-	-

2025 Notes
December 31, 2021	$125,000	1,958	-	-
December 31, 2020	125,000	1,770	-	-
December 31, 2019	-	-	-	-

Convertible Notes
December 31, 2021	$50,000	1,958	-	-
December 31, 2020	50,000	1,770	-	-
December 31, 2019	-	-	-	-

August 2026 Notes
December 31, 2021	$125,000	1,958	-	-
December 31, 2020	-	-	-	-
December 31, 2019	-	-	-	-

December 2026 Notes
December 31, 2021	$75,000	1,958	-	-
December 31, 2020	-	-	-	-
December 31, 2019	-	-	-	-

Total
December 31, 2021	$466,000	1,958	-	-
December 31, 2020	310,000	1,770	-	-
December 31, 2019	-	-	-	-

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading on a securities exchange.
(5)	The Credit Suisse Credit Facility matured on January 8, 2022. See “Note 14. Subsequent Events” for additional information regarding the Credit Suisse Credit Facility.

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

As a result of the Formation Transactions during the year ended December 31, 2020, Messrs. S. Brown, K. Brown, Harder and Kundich collectively received (i) 533,332 shares of the Company’s common stock valued at approximately $8.0 million and approximately $2.0 million in cash in exchange for their equity interests in Trinity Capital Holdings, and (ii) 377,441 shares of the Company’s common stock valued at approximately $5.7 million for their limited partner and general partner interests in the Legacy Funds.

During the years ended December 31, 2021 and 2020, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s Distribution Reinvestment Plan and the distributions declared. Additionally, during the Company’s IPO certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the year ended December 31, 2021, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. No restricted stock awards were granted or outstanding under such plans during the year ended December 31, 2020. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s share-based compensation plans.

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

Credit Suisse Credit Facility Maturity

On January 8, 2022, the Credit Suisse Credit Facility matured in accordance with its terms, and all outstanding indebtedness thereunder was repaid. Additionally, in conjunction with the maturity of the Credit Suisse Credit Facility, the restrictions on our cash thereunder expired.

Equity Position Liquidations

In January 2022, the Company disposed of 1,867,973 shares of common stock in Lucid Group, Inc. (Nasdaq: LCID) (“Lucid”) and 571,941 shares of common stock in Matterport Inc. (Nasdaq: MTTR) (“Matterport”), which had a combined investment cost of approximately $9.0 million. The Company received approximately $59.8 million in aggregate net proceeds and expects to recognize an aggregate net realized gain of approximately $50.8 million in the quarter ending March 31, 2022 from the sale of its equity investments in Lucid and Matterport. These sales liquidated the Company’s position in both investments.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Fees and Expenses

The following table is intended to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary. The footnotes to the fee table state which items are estimates. The following table should not be considered a representation of our future expenses; actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this annual report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “the Company” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in Trinity Capital Inc.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-	(1)
Offering expenses (as a percentage of offering price)	-	(2)
Distribution reinvestment plan expenses	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	-
Annual expenses (as a percentage of net assets attributable to common stock):
Operating expenses	4.98%		(4)
Interest payments on borrowed funds	5.98%		(5)
Total annual expenses	10.96%		(6)

(1)	In the event that the securities are sold to or through underwriters, a related prospectus will disclose the applicable sales load (underwriting discount or commission).
(2)	A related prospectus will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.
(3)	The expenses of our distribution reinvestment plan are included in “Operating expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in our distribution reinvestment plan except that, if a participant elects by written notice to the plan administrator prior to termination of the participant’s account to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.12 per share brokerage commission from the proceeds.
(4)	Operating expenses represent the annual operating expenses of the Company and its consolidated subsidiaries for the year ended December 31, 2021. We do not have an investment adviser and are internally managed by our executive officers under the supervision of the Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and grants of options and restricted stock, if any.

Operating expenses include the fees and expenses incident to (i) our amended and restated registration rights agreement, dated December 15, 2020, related to certain shares of our common stock (the “Common Stock

Registration Rights Agreement”), (ii) our registration rights agreement, dated January 16, 2020, related to the 2025 Notes (the “2025 Notes Registration Rights Agreement”), including the 2025 Notes registered for resale pursuant to such agreement, and (iii) our registration rights agreement, dated December 11, 2020, related to the Convertible Notes and the shares of our common stock issuable upon the conversion of the Convertible Notes (the “Convertible Notes Registration Rights Agreement”), including such securities registered for resale pursuant to such agreement. With respect to our obligations under such agreements, we estimate that we will incur an aggregate of approximately $450,000 of such fees and expenses.

(5)	Interest payments on borrowed funds represents our interest expense incurred for the year ended December 31, 2021 based on current borrowings outstanding under the KeyBank Credit Facility, the 2025 Notes, the Convertible Notes, the August 2026 Notes, and the December 2026 Notes as of December 31, 2021. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the Credit Suisse Credit Facility. The weighted average interest rate on our total debt outstanding as of December 31, 2021 was 7.1%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(6)	The holders of shares of our common stock indirectly bear the cost associated with our annual expenses.

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above. The stockholder transaction expenses described above are included in the following example.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$124	$314	$483	$823

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our distribution reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at www.ir.trinitycap.com/governance/governance-documents. The Company will report any amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Current Report on Form 8-K.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of the “Company” are filed herewith:

Report of Independent Registered Public Accounting Firm	94

Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020	90

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020 and the period August 12, 2019 (date of inception) to December 31, 2019	91

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2021 and 2020 and the period August 12, 2019 (date of inception) to December 31, 2019	92

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020 and the period August 12, 2019 (date of inception) to December 31, 2019	98

Consolidated Schedule of Investments as of December 31, 2021	100

Consolidated Schedule of Investments as of December 31, 2020	113

Notes to Consolidated Financial Statements	127

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

4.8	Form of 6.00% Convertible Notes due 2025 (included as a part of and incorporated by reference to Exhibit 4.7 hereto).

4.9

Third Supplemental Indenture, dated August 24, 2021, relating to the 4.375% Note due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 24, 2021).

4.10	Form of 4.375% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.9 hereto).
4.11

Fourth Supplemental Indenture, dated December 15, 2021, relating to the 4.25% Note due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 15, 2021).

4.12	Form of 4.25% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.11 hereto).
4.13*	Description of Registrant’s Securities.
10.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2021).
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
10.4

First Amendment to Credit Agreement, dated March 31, 2020, with Credit Suisse AG (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-248850) filed on September 16, 2020).

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
10.10

Credit Agreement, dated as of October 27, 2021, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021).

10.11

First Amendment to Credit Agreement, dated as of December 22, 2021, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit (k)(9) to the Company’s Registration Statement on Form N-2 (File No. 333-261782) filed on January 26, 2022).

10.12

Sale and Contribution Agreement, dated as of October 27, 2021, between the Company and TrinCap Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2021).

10.13#

Employment Offer Letter, dated January 16, 2020, by and between the Company and Steven L. Brown (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).

10.14#

Employment Offer Letter, dated January 16, 2020, by and between the Company and Kyle Brown (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).

10.15#

Employment Offer Letter, dated January 16, 2020, by and between the Company and Gerald Harder (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).

10.16#	2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021).
10.17#

Form of Restricted Stock Agreement (2019 Trinity Capital Inc. Long Term Incentive Plan) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on September 14, 2021).

10.18#	Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021).
10.19#

Form of Restricted Stock Agreement (Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 14, 2021).

10.20	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.21	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.22

Transfer Agency Agreement and Registrar Services Agreement, dated November 1, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).

10.23

Open Market Sale Agreement, dated November 9, 2021, by and between Trinity Capital Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021).

21.1	List of Subsidiaries
Trinity Capital Holdings, LLC (Delaware)
Trinity Funding 1, LLC (Delaware) TrinCap Funding, LLC (Delaware)
23.1*	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

# Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: March 3, 2022	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Steven L. Brown, David Lund and Sarah Stanton, and each of them, such person’s true and lawful attorney-in-act and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitutes, may lawfully do or cause to be done hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 3, 2022.

/s/ Steven L. Brown	/s/ David Lund
Steven L. Brown Chairman and Chief Executive Officer (Principal Executive Officer)	David Lund Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Kyle Brown	/s/ Michael E. Zacharia
Kyle Brown President and Chief Investment Officer, and Director	Michael E. Zacharia Director

/s/ Irma Lockridge	/s/ Richard Hamada
Irma Lockridge Director	Richard Hamada Director

/s/ Ronald E. Estes
Ronald E. Estes Director