Form 10-Q
period 2022-03-31
Trinity Capital Inc.
filed 2022-05-09
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ⌧   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☐
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ⌧

As of May 5, 2022, the registrant had 38,181,708 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $39,167 and $38,994, respectively)	$28,057	$32,214
Affiliate investments (cost of $41,621 and $41,609, respectively)	28,941	32,192
Non-control / Non-affiliate investments (cost of $840,263 and $717,253, respectively)	862,350	809,064
Total investments (cost of $921,051 and $797,856, respectively)	919,348	873,470
Cash and cash equivalents	28,684	31,685
Restricted cash	—	15,057
Interest receivable	6,482	5,551
Deferred credit facility costs	2,188	2,308
Other assets	9,237	9,047
Total assets	$965,939	$937,118

LIABILITIES
KeyBank Credit Facility	$134,000	$81,000
August 2026 Notes, net of $2,535 and $2,679, respectively, of unamortized deferred financing costs	122,465	122,321
2025 Notes, net of $3,319 and $3,616, respectively, of unamortized deferred financing costs	121,681	121,384
December 2026 Notes, net of $1,749 and $1,842, respectively, of unamortized deferred financing costs	73,251	73,158
Convertible Notes, net of $2,361 and $2,515, respectively, of unamortized deferred financing costs and discount	47,639	47,485
Credit Suisse Credit Facility	—	10,000
Distribution payable	15,389	9,803
Security deposits	11,549	10,840
Accounts payable, accrued expenses and other liabilities	15,924	14,594
Total liabilities	541,898	490,585

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 27,982,842 and 27,229,541 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	28	27
Paid-in capital in excess of par	370,570	368,609
Distributable earnings/(accumulated loss)	53,443	77,897
Total net assets	424,041	446,533
Total liabilities and net assets	$965,939	$937,118
NET ASSET VALUE PER SHARE	$15.15	$16.40

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
INVESTMENT INCOME:
Interest income:
Control investments	$1,373	$1,307
Affiliate investments	428	438
Non-Control / Non-Affiliate investments	26,605	14,600
Total interest income	28,406	16,345
Fee income:
Non-Control / Non-Affiliate investments	3,439	975
Total fee income	3,439	975
Total investment income	31,845	17,320

EXPENSES:
Interest expense and other debt financing costs	6,798	4,616
Compensation and benefits	6,455	3,996
Professional fees	832	647
General and administrative	1,477	750
Total expenses	15,562	10,009

NET INVESTMENT INCOME BEFORE TAXES	16,283	7,311

Excise tax expense	674	58

NET INVESTMENT INCOME	15,609	7,253

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	—
Affiliate investments	—	—
Non-Control / Non-Affiliate investments	52,644	2,595
Net realized gain/(loss) from investments	52,644	2,595

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(4,331)	(7,554)
Affiliate investments	(3,264)	(6,312)
Non-Control / Non-Affiliate investments	(69,723)	29,342
Net change in unrealized appreciation/(depreciation) from investments	(77,318)	15,476

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(9,065)	$25,324

NET INVESTMENT INCOME PER SHARE - BASIC	$0.57	$0.31
NET INVESTMENT INCOME PER SHARE - DILUTED(1)	$0.54	0.31

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC & DILUTED	$(0.33)	$1.08

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	27,416,943	23,554,950

(1)	Diluted net investment income per share for the three months ended March 31, 2022 has been calculated based on diluted weighted average shares of 30,768,333.

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2022:

				Distributable
				Earnings /
	Common Stock		Paid In Capital	(Accumulated	Total
	Shares	Par Value	in Excess of Par	Loss)	Net Assets
Balance as of December 31, 2021	27,229,541	$27	$368,609	$77,897	$446,533
Issuance of common stock pursuant to distribution reinvestment plan	59,534	—	1,053	—	1,053
Stock based compensation	—	—	911	—	911
Issuance of restricted stock awards	704,723	1	(1)	—	—
Retired and forefeited shares of restricted stock	(10,956)	—	(2)	—	(2)
Distributions to stockholders	—	—	—	(15,389)	(15,389)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(9,065)	(9,065)
Balance as of March 31, 2022	27,982,842	$28	$370,570	$53,443	$424,041

Three Months Ended March 31, 2021:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2020	18,321,274	$18	$263,366	$(24,636)	$238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Distributions to stockholders	—	—	—	(7,396)	(7,396)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Issuance of common stock pursuant to distribution reinvestment plan	87,710	—	1,141	—	1,141
Net increase/(decrease) in net assets resulting from operations	—	—	—	25,324	25,324
Balance as of March 31, 2021	26,415,275	$26	$368,245	$(6,708)	$361,563

(1)	See “Note 1 - Organization and Basis of Presentation”

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$(9,065)	$25,324
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(221,179)	(86,694)
Proceeds from sales and paydowns of investments	158,775	66,985
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	77,318	(15,193)
Net realized gain/(loss) from investments	(52,644)	(2,595)
Accretion of original issue discounts and end of term payments on investments	(8,148)	(4,593)
Amortization of deferred financing costs	808	917
Stock-based compensation	911	—
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(931)	(456)
(Increase)/Decrease in receivable from sale of investments	1,710	(1,107)
(Increase)/Decrease in other assets	(1,960)	32
Increase/(Decrease) in security deposits	709	713
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	1,330	(3,061)
Net cash provided by/(used in) operating activities	(52,366)	(19,728)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	60	(490)
Net cash provided by/(used in) investing activities	60	(490)

Cash flows provided by/(used in) financing activities
Issuance of common stock	—	112,088
Common stock issuance costs	—	(7,880)
Retirement of employee shares	(2)	—
Cash distributions paid	(8,750)	(3,806)
Borrowings under credit facilities	68,000	—
Repayments under credit facilities	(25,000)	(90,000)
Net cash provided by/(used in) financing activities	34,248	10,402

Net increase/(decrease) in cash, cash equivalents and restricted cash	(18,058)	(9,816)
Cash, cash equivalents and restricted cash at beginning of period	46,742	61,101
Cash, cash equivalents and restricted cash at end of period	$28,684	$51,285

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$5,603	$4,200
Accrued but unpaid distributions	$15,389	$7,396
Distributions reinvested	$1,053	$1,141
Income tax, including excise tax, paid	$310	$79
Change to net assets related to adoption of ASU 2020-06	$—	$(462)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$28,684	$36,026
Restricted cash	—	15,259
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$28,684	$51,285

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Administrative and Support and Waste Management and Remediation (7)
Qwick, Inc.	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$4,933	$5,083

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Fixed interest rate 10.5%; EOT 3.0%	$23,000	$22,769	$22,863

SeaOn Environmental, LLC	Equipment Financing⁽¹⁴⁾	January 16, 2020	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$845	$1,241	$1,224

Sub-total: Administrative and Support and Waste Management and Remediation (3.0%)*					$28,845	$28,943	$29,170

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	January 1, 2026	Variable interest rate LIBOR + 11.0% or Floor rate 10.1% ⁽⁸⁾	$10,000	$9,309	$9,375

Robotany, Inc.	Equipment Financing⁽¹⁴⁾	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 17.3%	$1,047	$1,379	$1,386

Sub-total: Agriculture, Forestry, Fishing and Hunting (1.1%)*					$11,047	$10,688	$10,761

Construction (7)
Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$299	$341	$339
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	388	428	424
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	484	532	526
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	570	621	615
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	1,155	1,234	1,225
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	1,284	1,309	1,311
Total Dandelion Energy, Inc.					4,180	4,465	4,440

Project Frog, Inc. (20)	Secured Loan⁽¹⁴⁾	April 30, 2020	May 1, 2023	Fixed interest rate 12.0%	$3,450	$3,415	$3,192

Sub-total: Construction (0.8%)*					$7,630	$7,880	$7,632

Educational Services (7)
Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$6,000	$5,999	$6,008
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	1,985	1,994
Total Medical Sales Training Holding Company					8,000	7,984	8,002

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	September 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	$7,500	$7,608	$7,676
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	2,500	2,514	2,540
Total Yellowbrick Learning, Inc.					10,000	10,122	10,216

Sub-total: Educational Services (1.9%)*					$18,000	$18,106	$18,218

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Finance and Insurance (7)
BoardRE, Inc.	Secured Loan	October 15, 2021	May 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,003	$4,905

DailyPay, Inc.	Secured Loan	September 30, 2020	November 1, 2024	Variable interest rate Prime + 7.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	$18,115	$18,577	$18,684
	Secured Loan	December 30, 2020	January 1, 2025	Variable interest rate Prime + 7.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	4,767	4,874	4,886
Total DailyPay, Inc.					22,882	23,451	23,570

Petal Card, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$10,000	$10,161	$10,105
	Secured Loan (12)(14)	January 28, 2021	January 1, 2024	Variable interest rate Prime + 4.3% or Floor rate 11.5% ⁽⁸⁾	15,960	15,927	15,981
	Secured Loan	August 6, 2021	October 1, 2024	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	7,000	6,907	6,948
Total Petal Card, Inc.					32,960	32,995	33,034

Stilt, Inc.	Secured Loan (12)(14)	February 10, 2022	January 1, 2024	Variable interest rate Prime + 7.3% or Floor rate 11.3% ⁽⁸⁾	4,189	4,328	4,328

Sub-total: Finance and Insurance (6.8%)*					$65,031	$65,777	$65,837

Health Care and Social Assistance (7)
FemTec Health, Inc.	Secured Loan	December 1, 2021	February 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$10,000	$10,747	$10,192
	Secured Loan	July 23, 2021	September 1, 2022	Fixed interest rate 11.0%	2,151	2,151	2,170
	Secured Loan	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	3,000	3,036	3,047
Total FemTec Health, Inc. (20)					15,151	15,934	15,409

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$5,000	$4,972	$5,024
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	5,000	4,852	4,893
Total Lark Technologies, Inc.					10,000	9,824	9,917

WorkWell Prevention & Care Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	July 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,659	$843
	Secured Loan⁽¹⁴⁾	January 16, 2020	July 1, 2024	Fixed interest rate 8.0%	700	718	171
Total WorkWell Prevention & Care Inc. (20)					4,070	4,377	1,014

Sub-total: Health Care and Social Assistance (3.0%)*					$29,221	$30,135	$26,340

Information (7)

Firefly Systems, Inc.	Equipment Financing	January 29, 2020	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$1,667	$2,150	$2,122
	Equipment Financing	August 28, 2020	September 1, 2023	Fixed interest rate 8.9%; EOT 10.0%	1,799	2,087	2,069
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 8.8%; EOT 10.0%	222	255	253
Total Firefly Systems, Inc.					3,688	4,492	4,444

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$12,000	$11,938	$12,003
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	8,000	7,927	7,971
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	6,876	6,918
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,000	4,982	4,982
Total Rigetti & Co, Inc.					32,000	31,723	31,874

Stratifyd, Inc.	Secured Loan	September 3, 2021	January 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$6,000	$5,969	$6,033

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Information, Continued (7)
Whip Networks, Inc.	Secured Loan	June 14, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$5,000	$5,009	$5,036
	Secured Loan	September 10, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	1,000	999	1,004
	Secured Loan	February 3, 2022	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	4,000	3,971	3,971
Total Whip Networks, Inc.					10,000	9,979	10,011

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$4,985	$5,017

Sub-total: Information (8.8%)*					$56,688	$57,148	$57,379

Management of Companies and Enterprises (7)

Exer Holdings, LLC	Secured Loan	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,297	$22,432
	Secured Loan	February 18, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	7,500	7,414	7,414
Total Exer Holdings, LLC					30,000	29,711	29,846

Sub-total: Management of Companies and Enterprises (3.1%)*					$30,000	$29,711	$29,846

Manufacturing (7)
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.6%; EOT 9.0%	$3,339	$3,323	$3,323

Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	January 1, 2026	Fixed interest rate 11.0%; EOT 7.0%	$19,957	$20,003	$20,108
	Equipment Financing	March 16, 2022	April 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	5,000	4,980	4,980
Total Athletic Brewing Company, LLC					24,957	24,983	25,088

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$1,498	$1,516	$1,523

Cepton Technologies, Inc.	Secured Loan	January 4, 2022	February 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$10,000	$9,819	$9,819

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$361	$377	$378
	Equipment Financing	July 7, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 7.5%	1,751	1,798	1,794
	Equipment Financing	August 17, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 7.5%	864	881	884
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	501	510	513
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	956	963	967
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	2,277	2,249	2,249
Total Daring Foods, Inc.					6,710	6,778	6,785

Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$516	$525	$527
	Equipment Financing⁽¹⁴⁾	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	757	757	757
Total Eterneva, Inc.					1,273	1,282	1,284

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	$20,000	$17,771	$17,771

Hadrian, Inc.	Equipment Financing	March 2, 2022	October 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$500	$498	$498

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Manufacturing, Continued (7)
Happiest Baby, Inc.	Equipment Financing	January 16, 2020	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$243	$401	$395
	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	251	366	364
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	284	383	382
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	457	555	552
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	766	857	855
	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	672	728	726
Total Happiest Baby, Inc.					2,673	3,290	3,274

Health-Ade, LLC	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	$345	$969	$953

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$6,115	$6,118	$6,189

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$30,000	$29,673	$29,673

Miyoko's Kitchen	Equipment Financing	February 19, 2020	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$153	$226	$225
	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	387	465	462
	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	386	427	426
	Equipment Financing	June 25, 2021	December 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	430	457	455
Total Miyoko's Kitchen					1,356	1,575	1,568

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$1,553	$1,754	$1,739
	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	352	390	386
	Equipment Financing	December 18, 2020	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	593	644	637
	Equipment Financing	August 25, 2021	March 1, 2025	Fixed interest rate 8.9%; EOT 10.0%	460	476	471
Total Molekule, Inc.					2,958	3,264	3,233

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$17,500	$17,374	$17,560
	Secured Loan	February 10, 2022	May 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	2,500	2,504	2,504
Total Quip NYC, Inc.					20,000	19,878	20,064

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$4,847	$4,847

Store Intelligence, Inc. (20)	Secured Loan (18)	May 2, 2020	August 1, 2024	Fixed interest rate 12.0%; EOT 7.7%	$11,641	$12,033	$2,272

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$442	$475	$451
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 17.8%; EOT 10.0%	2,614	2,549	2,549
Total The Fynder Group, Inc.					3,056	3,024	3,000

Vertical Communications, Inc.	Secured Loan⁽¹⁴⁾	August 23, 2021	March 1, 2026	Fixed interest rate 11.0%; EOT 23.8%	$13,300	$15,139	$13,799

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2026	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0% ⁽⁸⁾	$15,000	$14,884	$14,884

VitaCup, Inc.	Secured Loan	June 23, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,485	$5,523

Sub-total: Manufacturing (21.0%)*					$185,221	$186,149	$175,370

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Pharmaceutical (7)
Zosano Pharma Corporation	Equipment Financing⁽¹⁴⁾	March 11, 2022	December 1, 2022	Fixed interest rate 0.0%; EOT 0.0%	$1,939	$1,767	$1,726

Sub-total: Pharmaceutical (0.2%)*					$1,939	$1,767	$1,726

Professional, Scientific, and Technical Services (7)
AllSeated, Inc.	Secured Loan	February 28, 2022	March 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.5% ⁽⁸⁾	$6,000	$5,966	$5,966

BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$355	$542	$536
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	54	75	74
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	457	604	599
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	97	124	123
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	103	129	128
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	106	131	130
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	363	445	434
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	492	595	547
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	437	523	518
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	455	538	533
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	402	472	468
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	124	144	144
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	814	939	933
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	910	1,023	1,014
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	166	184	183
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	2,152	2,296	2,284
Total BackBlaze, Inc.					7,487	8,764	8,648

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$1,994	$2,050	$2,053
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	594	607	608
Total Commonwealth Fusion Systems, LLC					2,588	2,657	2,661

Core Scientific, Inc.	Equipment Financing	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$854	$870	$890
	Equipment Financing	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	12,589	12,739	12,820
	Equipment Financing	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	4,626	4,669	4,700
	Equipment Financing	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	9,734	9,778	9,778
Total Core Scientific, Inc.					27,803	28,056	28,188

Edeniq, Inc.	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%	$5,267	$1,084	$5,339

Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$8,478	$8,779	$8,798

Emergy, Inc.	Equipment Financing	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$391	$419	$418
	Equipment Financing	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	10,377	10,508	10,473
Total Emergy, Inc.					10,768	10,927	10,891

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Professional, Scientific, and Technical Services, Continued
Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$2,316	$2,435	$2,439
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	3,383	3,494	3,516
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,836	1,871	1,870
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,064	1,084	1,077
Total Greenlight Biosciences Inc.					8,599	8,884	8,902

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	October 1, 2024	Fixed interest rate 11.8%; EOT 16.4%	$6,149	$6,887	$5,667

Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$29,703	$29,703

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,500	$12,501	$12,628

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$169	$187	$187
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	1,128	1,245	1,252
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	352	380	382
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	563	602	606
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,967	5,042
	Secured Loan	February 28, 2022	March 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,958	4,958
	Secured Loan	March 30, 2022	April 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,955	4,955
Total Pendulum Therapeutics, Inc.					17,212	17,294	17,382

Reciprocity, Inc.	Secured Loan	September 25, 2020	October 1, 2024	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	$10,000	$10,014	$10,039
	Secured Loan	April 29, 2021	May 1, 2025	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	5,000	4,996	4,974
Total Reciprocity, Inc.					15,000	15,010	15,013

Sun Basket, Inc.	Secured Loan	December 31, 2020	December 1, 2024	Variable interest rate Prime + 8.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$16,905	$17,195	$16,969

Utility Associates, Inc.	Secured Loan (18)	January 16, 2020	September 30, 2023	PIK Fixed interest rate 11.0% (15)	$750	$830	$696

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$14,935	$15,100

Sub-total: Professional, Scientific, and Technical Services (19.9%)*					$190,506	$189,472	$192,551

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Real Estate (7)
Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,648	$14,428
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	1,987	1,959
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,243	4,180
Total Knockaway, Inc.					21,009	20,878	20,567

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,045	$5,049
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,561	12,572
Total Orchard Technologies, Inc.					17,500	17,606	17,621

Wanderjaunt, Inc.	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$199	$245	$239
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	675	829	821
	Equipment Financing	January 7, 2022	August 1, 2025	Fixed interest rate 10.3%; EOT 11.0%	2,820	2,830	2,830
	Equipment Financing	March 4, 2022	October 1, 2025	Fixed interest rate 10.2%; EOT 11.0%	2,174	2,162	2,162
Total Wanderjaunt, Inc.					5,868	6,066	6,052

Sub-total: Real Estate (4.6%)*					$44,377	$44,550	$44,240

Rental and Leasing Services(7)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$2,761	$3,014	$3,038
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,078	1,161	1,168
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	482	514	518
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	1,523	1,622	1,636
Total EquipmentShare, Inc.					5,844	6,311	6,360

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$17,905	$17,985

NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 12.0% ⁽⁸⁾	$5,000	$5,013	$5,102
	Secured Loan	December 15, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 12.0% ⁽⁸⁾	2,000	2,007	2,041
	Secured Loan	February 23, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 12.0% ⁽⁸⁾	2,500	2,487	2,487
	Secured Loan	March 16, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 12.0% ⁽⁸⁾	3,000	2,980	2,980
Total NextCar Holding Company, Inc.					12,500	12,487	12,610

Sub-total: Rental and Leasing Services (3.8%)*					$36,344	$36,703	$36,955

Retail Trade (7)
Fernished, Inc.	Equipment Financing⁽¹⁴⁾	October 29, 2021	November 1, 2024	Fixed interest rate 13.4%; EOT 3.0%	$438	$437	$442
	Equipment Financing⁽¹⁴⁾	March 21, 2022	April 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	1,500	1,487	1,487
Total Fernished, Inc.					1,938	1,924	1,929

Gobble, Inc.	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$1,901	$2,103	$2,087
	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	956	1,057	1,049
Total Gobble Inc.					2,857	3,160	3,136

Portofino Labs, Inc.	Secured Loan	December 31, 2020	July 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$2,000	$2,021	$2,035
	Secured Loan	March 12, 2021	October 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	3,000	2,925	2,946
	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	2,000	1,881	1,897
Total Portofino Labs, Inc.					7,000	6,827	6,878

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$5,241	$5,296	$5,323
	Secured Loan	October 25, 2021	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	4,288	4,276	4,301
Total Super73, Inc.					9,529	9,572	9,624

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$15,000	$15,785	$15,238

Sub-total: Retail Trade (3.8%)*					$36,324	$37,268	$36,805

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Space Research and Technology (7)
Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$29,896	$30,204

Sub-total: Space Research and Technology (3.1%)*					$30,000	$29,896	$30,204

Wholesale Trade (7)
BaubleBar, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$2,740	$3,660	$3,507

Grandpad, Inc.	Equipment Financing	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$1,492	$1,607	$1,608
	Equipment Financing	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	1,947	2,081	2,082
Total Grandpad, Inc.					3,439	3,688	3,690

Sub-total: Wholesale Trade (0.7%)*					$6,179	$7,348	$7,197

Total: Debt Securities- United States (79.7%)*					$777,352	$781,541	$770,231

Debt Securities- Canada

Information (7)
Hut 8 Holdings, Inc. (10)	Equipment Financing	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$27,608	$27,511	$27,712

Sub-total: Information (2.9%)*					$27,608	$27,511	$27,712

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Secured Loan	August 27, 2021	September 1, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	$10,000	$9,637	$9,738

Sub-total: Manufacturing (1.0%)*					$10,000	$9,637	$9,738

Transportation and Warehousing (7)
GoFor Industries, Inc. (10)	Secured Loan	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$10,000	$9,868	$9,868

Sub-total: Transportation and Warehousing (1.0%)*					$10,000	$9,868	$9,868

Utilities (7)
Invenia, Inc.	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$2,817	$3,270	$3,232
	Secured Loan	January 16, 2020	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	1,720	1,923	1,904
	Secured Loan	January 16, 2020	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	1,954	2,070	2,075
	Secured Loan	January 17, 2020	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,711	2,878	2,870
	Secured Loan	June 8, 2020	July 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,226	3,355	3,376
	Secured Loan	October 29, 2020	November 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,525	4,657	4,680
Total Invenia, Inc. (10)					16,953	18,153	18,137

Sub-total: Utilities (1.9%)*					$16,953	$18,153	$18,137

Total: Debt Securities- Canada (6.8%)*					$64,561	$65,169	$65,455

Debt Securities- Europe

Manufacturing (7)
Aledia, Inc. (10)	Equipment Financing⁽¹⁴⁾	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$18,235	$18,113	$18,113

Sub-total: Manufacturing (1.9%)*					$18,235	$18,113	$18,113

Total: Debt Securities- Europe (1.9%)*					$18,235	$18,113	$18,113

Total: Debt Securities (88.4%)* (13)					$860,148	$864,823	$853,799

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Administrative and Support and Waste Management and Remediation (7)

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	16,956	$2.79	$96	$96

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	3,857	$205.28	$153	$144

Sub-Total: Administrative and Support and Waste Management and Remediation (0.0%)*							$249	$240

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$1,476
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	616
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	616	548
Total Bowery Farming, Inc.							1,186	2,640

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$129	$57

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*							$1,315	$2,697

Construction (7)
Project Frog, Inc. (20)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA	211,633	$0.19	$9	$1
	Warrant	January 16, 2020	July 26, 2026	Common Stock	180,356	$0.19	9	1
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	25
Total Project Frog, Inc.							38	27

Sub-Total: Construction (0.0%)*							$38	$27

Educational Services (7)
Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$104

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$317

Sub-Total: Educational Services (0.0%)*							$228	$421

Finance and Insurance (7)
BoardRE, Inc.	Warrant	October 15, 2021	October 15, 2031	Common Stock	105,347	$1.94	$9	$12

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$760

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$1,426
	Warrant	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	921
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	611
Total Petal Card, Inc.							656	2,958

Realty Mogul	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$60

Stilt, Inc.	Warrant	February 10, 2022	February 10, 2032	Common Stock	67,465	$0.01	$106	$129

Sub-Total: Finance and Insurance (0.4%)*							$1,207	$3,919

Health Care and Social Assistance (7)
Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$581
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	605
Total Lark Technologies, Inc.							435	1,186

Sub-Total: Health Care and Social Assistance (0.1%)*							$435	$1,186

Information (7)
Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$3

Figg, Inc.	Warrant	January 16, 2020	March 31, 2028	Common Stock	935,198	$0.10	$—	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$439

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$15
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	4
Total Gtxcel, Inc.							166	19

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,840

RapidMiner, Inc.	Warrant	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$—

Rigetti & Co, Inc.	Warrant	May 18, 2021	May 18, 2031	Common Stock	783,132	$0.28	$506	$4,526

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$83	$28

Sub-Total: Information (0.7%)*							$2,396	$6,855

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued
Management of Companies and Enterprises (7)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$479.25	(13)	$93	$59

Sub-Total: Management of Companies and Enterprises (0.0%)*								$93	$59

Manufacturing (7)
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81		$93	$86

Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07		$36	$33

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27		$106	$663

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31		$9	$2,009
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01		4,246	$4,104
Total Footprint International Holding, Inc.								$4,255	6,113

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33		$193	$249

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15		$283	$373
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15		226	$216
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66		344	344
Total Mainspring Energy, Inc.								$853	933

Molekule, Inc.	Warrant	June 19, 2020	June 19, 2030	Preferred Series C-1	32,051	$3.12		$16	$8

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46		$203	$575

SBG Labs, Inc.	Warrant	January 16, 2020	July 29, 2023	Preferred Series A-1	42,857	$0.70		$13	$—
	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70		8	—
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70		7	—
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70		4	—
	Warrant	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150	$0.70		4	—
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70		4	—
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70		2	—
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70		110	—
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70		65	—
Total SBG Labs, Inc.								$217	—

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75		$256	$256

Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19		$967	$2,145

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49		$68	$286

Vertical Communications, Inc. (20)	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00		$—	$—

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60		$22	$22

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79		$9	$3

Sub-Total: Manufacturing (1.2%)*								$7,294	$11,372

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Pharmaceutical (7)
Zosano Pharma Corporation	Warrant (9)	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$7

Sub-Total: Pharmaceutical (0.0%)*							$69	$7

Professional, Scientific, and Technical Services (7)
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$29

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$228
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	51
Total Crowdtap, Inc.							51	279

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$85	$—

E La Carte, Inc.	Warrant	January 16, 2020	April 27, 2027	Preferred Series A	497,183	$0.30	$185	$2,122
	Warrant	January 16, 2020	July 28, 2027	Common Stock	104,284	$7.49	14	251
	Warrant	January 16, 2020	April 28, 2027	Preferred Series AA-1	106,841	$7.49	14	114
Total E La Carte, Inc.							213	2,487

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$2
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	5
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	—
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	34
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	10
Total Edeniq, Inc. (20)							7	51

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$906

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$843
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	4,654
Total Hospitalists Now, Inc.							462	5,497

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$332

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$30
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	20
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	59
Total Pendulum Therapeutics, Inc.							198	109

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$236
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	118
Total Reciprocity, Inc.							153	354

Resilinc, Inc.	Warrant	January 16, 2020	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$—

Sun Basket, Inc.	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$217
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	378
Total Sun Basket, Inc.							657	595

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Professional, Scientific, and Technical Services, Continued (7)
Utility Associates, Inc.	Warrant	January 16, 2020	June 30, 2025	Preferred Series A	92,511		$4.54		$55	$—
	Warrant	January 16, 2020	May 1, 2026	Preferred Series A	60,000		$4.54		36	—
	Warrant	January 16, 2020	May 22, 2027	Preferred Series A	200,000		$4.54		120	—
Total Utility Associates, Inc.									211	—

ZenDrive, Inc.	Warrant	July 16, 2021	July 16, 2031	Common Stock	30,466		$2.46		$29	$42

Sub-Total: Professional, Scientific, and Technical Services (1.1%)*									$2,277	$10,681

Real Estate (7)
Egomotion Corporation	Warrant	January 16, 2020	December 10, 2028	Preferred Series A	60,786		$1.32		$—	$52
	Warrant	January 16, 2020	June 29, 2028	Preferred Series A	121,571		$1.32		219	103
Total Egomotion Corporation									219	155

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Preferred Series B	87,955		$8.53		$209	$7
	Warrant	November 10, 2021	November 10, 2031	Common Stock	148,730	(13)	$7.74	(13)	$265	$105
Total Knockaway, Inc.									474	112

Sub-Total: Real Estate (0.0%)*									$693	$267

Rental and Leasing Services (7)

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735		$0.29		$20	$357
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860		$0.29		34	371
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135		$1.04		148	238
Total Maxwell Financial Labs, Inc.									202	966

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Series A	167,543	(13)	$2.62	(13)	$35	$30
	Warrant	February 23, 2022	February 23, 2032	Preferred Series A	13,869	(13)	$2.62	(13)	3	3
	Warrant	March 16, 2022	March 16, 2032	Preferred Series A	16,643	(13)	$2.62	(13)	3	3
Total NextCar Holding Company, Inc.									41	36

Sub-Total: Rental and Leasing Services (0.1%)*									$243	$1,002

Retail Trade (7)
Boosted eCommerce, Inc.	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263		$0.84		$259	$91

Fernished, Inc.	Warrant	May 5, 2021	May 5, 2031	Common Stock	54,427		$0.15		$39	$41

Gobble, Inc.	Warrant	January 16, 2020	May 9, 2028	Common Stock	74,635		$1.20		$73	$372
	Warrant	January 16, 2020	December 27, 2029	Common Stock	10,000		$1.22		617	50
Total Gobble, Inc.									690	422

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553		$2.57		$185	$327
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158		$0.99		71	113
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585		$1.23		56	90
Total Madison Reed, Inc.									312	530

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	39,659		$1.53		$160	$115
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912		$1.46		99	47
Total Portofino Labs, Inc.									259	162

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305		$3.16		$105	$194

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506		$1.14		$221	$75

Sub-Total: Retail Trade (0.2%)*									$1,885	$1,515

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Space Research and Technology (7)
Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$121	$115
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	26
Total Axiom Space, Inc.									160	141

Sub-Total: Space Research and Technology (0.0%)*									$160	$141

Wholesale Trade (7)
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806		$1.96		$639	$716
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000		$1.96		72	81
Total BaubleBar, Inc.									711	797

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000		$1.10		$115	$743

Sub-Total: Wholesale Trade (0.2%)*									$826	$1,540

Total: Warrant Investments- United States (4.4%)*									$19,408	$41,929

Warrant Investments- Canada

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Warrant	August 27, 2021	August 27, 2026	Common Stock	63,071	(13)	$15.86	(13)	$410	$497

Sub-Total: Manufacturing (0.0%)*									$410	$497

Transportation and Warehousing (7)
GoFor Industries, Inc. (10)	Warrant	January 21, 2022	February 21, 2022	Common Stock	171,954		$0.45		$104	$99

Sub-Total: Transportation and Warehousing (0.0%)*									$104	$99

Total: Warrant Investments- Canada (0.1%)*									$514	$596

Warrant Investments- Europe

Manufacturing (7)

Aledia, Inc. (10)	Warrant	March 31, 2022	March 31, 2032	Preferred Series D-3	33,552	(13)	$148.92	(13)	$130	$130

Sub-Total: Manufacturing (0.0%)*									$130	$130

Total: Warrant Investments- Europe (0.0%)*									$130	$130

Total: Warrant Investments- (4.4%)*									$20,052	$42,655

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States
Construction (7)
Project Frog, Inc.	Equity⁽¹⁴⁾	January 16, 2020	4,383,173	Preferred Series AA-1⁽¹⁷⁾	$351	$46
	Equity⁽¹⁴⁾	January 16, 2020	3,401,427	Preferred Series BB⁽¹⁷⁾	1,333	90
	Equity⁽¹⁴⁾	August 3, 2021	6,634,061	Common Stock	1,684	37
	Equity⁽¹⁴⁾	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	323
Total Project Frog, Inc. (20)					4,621	496

Sub-Total: Construction (0.1%)*					$4,621	$496

Health Care and Social Assistance (7)
FemTec, Inc. (20)	Equity⁽¹⁴⁾	July 22, 2021	1,098,093	Common Stock	$13,046	$11,260

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$487

WorkWell Prevention & Care Inc.	Equity⁽¹⁴⁾	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity⁽¹⁴⁾	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity⁽¹⁴⁾	January 16, 2020	$2,970	Convertible Note⁽¹⁶⁾	3,019	—
Total WorkWell Prevention & Care Inc. (20)					6,520	—

Sub-Total: Health Care and Social Assistance (1.3%)*					$20,066	$11,747

Information (7)
Rigetti & Co, Inc.	Equity⁽¹⁴⁾	February 25, 2022	50,000	Common Stock	$500	$315

Sub-Total: Information (0.0%)*					$500	$315

Manufacturing (7)
Hadrian, Inc.	Equity⁽¹⁴⁾	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$500

Mainspring Energy, Inc.	Equity⁽¹⁴⁾	March 30, 2022	$500	Convertible Note⁽¹⁶⁾	$500	$500

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021	3,320	Preferred Series B-1⁽¹⁷⁾	$500	$480

Store Intelligence, Inc. (20)	Equity⁽¹⁴⁾	May 2, 2020	1,430,000	Preferred Series A⁽¹⁷⁾	$608	$—

Tarana Wireless, Inc.	Equity⁽¹⁴⁾	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$500

Vertical Communications, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity⁽¹⁴⁾	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	3,736
Total Vertical Communications, Inc. (20)					3,966	3,736

Sub-Total: Manufacturing (0.6%)*					$6,574	$5,716

Professional, Scientific, and Technical Services (7)
Dynamics, Inc.	Equity⁽¹⁴⁾	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Edeniq, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	2,527,449	Preferred Series B⁽¹⁷⁾	$—	$18
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	34
	Equity⁽¹¹⁾⁽¹⁴⁾	November 29, 2021	133,766,138	Preferred Series D⁽¹⁷⁾	—	352
Total Edeniq, Inc. (20)					—	404

Emergy, Inc.	Equity⁽¹⁴⁾	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$433

Greenlight Biosciences Inc.	Equity⁽¹⁴⁾	March 29, 2021	23,017	Common Stock	$25	$221

Sub-Total: Professional, Scientific, and Technical Services (0.1%)*					$915	$1,058

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Real Estate (7)
Knockaway, Inc.	Equity⁽¹⁴⁾	March 30, 2022	$500	Convertible Note⁽¹⁶⁾	$500	$500

Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$497

Sub-Total: Real Estate (0.1%)*					$1,000	$997

Rental and Leasing Services (7)
Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$565

Sub-Total: Rental and Leasing Services (0.1%)*					$500	$565

Retail Trade (7)
Fernished, Inc.	Equity⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$500

Portofino Labs, Inc.	Equity⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$500

Sub-Total: Retail Trade (0.1%)*					$1,000	$1,000

Space Research and Technology (7)
Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	$500	Convertible Note⁽¹⁶⁾	$500	$500

Sub-Total: Rental and Leasing Services (0.1%)*					$500	$500

Total: Equity Investments- United States (2.3%)*					$35,676	$22,394

Equity Investments- Canada

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Equity⁽¹⁴⁾	February 28, 2022	24,490	Common Stock	$500	$500

Sub-Total: Manufacturing (0.1%)*					$500	$500

Total: Equity Investments- Canada (0.1%)*					$500	$500

Total: Equity Investments (2.4%)*(13)					$36,176	$22,894

Total Investment in Securities (95.2%)*					$921,051	$919,348

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$27,197	$27,197
Other cash accounts					1,487	1,487
Cash, Cash Equivalents, and Restricted Cash (3.0%)*					28,684	28,684

Total Portfolio Investments and Cash and Cash Equivalents (98.2% of net assets)					$949,735	$948,032

(1)	All portfolio companies are located in North America and Europe. As of March 31, 2022, the Company had five foreign domiciled portfolio companies, four of which are based in Canada and one of which is based in Europe. In total these foreign domiciled portfolio investments, represent 20.0% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions, investment date is January 16, 2020, the date of the Formation Transactions.

(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or any additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair value in certain cases subject to a cap or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities.
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	Except as noted, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(8)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.50% and 1-month USD LIBOR was 0.45% as of March 31, 2022.
(9)	Asset is valued using Level 2 inputs.
(10)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended. The Company’s percentage of non-qualifying assets at fair value represents 8.8% of the Company’s total assets as of March 31, 2022. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity.
(11)	Investment has zero cost basis as it was purchased at a fair value of zero as part of the Formation Transactions (as defined below).
(12)	Investment is a secured loan warehouse facility collateralized by interest in specific assets that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facility will occur over the amortizing period unless otherwise prepaid.
(13)	Company has been issued warrants with pricing and number of shares dependent upon a future round of equity issuance by the portfolio company.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with KeyBank.
(15)	Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected.
(16)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(17)	Preferred stock represents investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(18)	Investment is on non-accrual status as of March 31, 2022 and is therefore considered non-income producing.

(19)	Investment has an unfunded commitment as of March 31, 2022 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(20)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of March 31, 2022, along with transactions during the three months ended March 31, 2022 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2021	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	March 31, 2022	Income
For the Year Ended December 31, 2021
Control Investments
Edeniq, Inc.	$5,522	$615	$—	$—	$(344)	$5,793	$759
Project Frog, Inc.	4,209	15	(679)	—	170	3,715	125
Vertical Communications, Inc.	17,382	123	—	—	30	17,535	489
WorkWell Prevention and Care Inc.	5,101	100	—	—	(4,187)	1,014	—
Total Control Investments	$32,214	$853	$(679)	$—	$(4,331)	$28,057	$1,373

Affiliate Investments
FemTec Health, Inc.	$27,748	$13	$—	$—	$(1,092)	$26,669	$428
Store Intelligence, Inc.	4,444	—	—	—	(2,172)	2,272	—
Total Affiliate Investments	$32,192	$13	$—	$—	$(3,264)	$28,941	$428

Total Control and Affiliate Investments	$64,406	$866	$(679)	$—	$(7,595)	$56,998	$1,801

(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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
(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or any additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair market value in certain cases subject to a cap or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.

(6)	Except as noted, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(8)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.25% and 1-month USD LIBOR was 0.10% as of December 31, 2021
(9)	Asset is valued using Level 2 inputs.
(10)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 6.4% of the Company’s total assets as of December 31, 2021. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Hut 8 Holdings, Inc., Invenia, Inc. and Nexii, Inc. are Canadian corporations.
(11)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transactions.
(12)	Investment is a secured loan warehouse facility collateralized by interest in specific assets that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facility will occur over the amortizing period unless otherwise prepaid.
(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not take place.
(17)	Preferred stock represents investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(18)	Investment is on non-accrual status as of December 31, 2021, and is therefore considered non-income producing.
(19)	Investment is pledged as collateral supporting amounts outstanding under the credit facility with KeyBank.
(20)	Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected.
(21)	Company has been issued warrants with pricing and number of shares dependent upon a future round of equity issuance by the portfolio company.
(22)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of December 31, 2021, along with transactions during the year ended December 31, 2021, in these control or affiliated investments are as follows:

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

Trinity Capital’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021, under the symbol “TRIN” in connection with its initial public offering of shares of its common stock (“IPO”).

Basis of Presentation

The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”). As an investment company, the Company follows accounting and reporting guidance determined by the Financial Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) 946 - Financial Services – Investment Companies (“ASC 946”).

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a $300 million credit agreement with Credit Suisse AG (“Credit Suisse Credit Facility’) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a $300 million credit agreement, as amended, with KeyBank National Association (“KeyBank”) (such credit facility, the “KeyBank Credit Facility”). TF1 and TCF are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1 or TCF are not available to creditors of the Company or any other entity other than TF1 or TCF’s respective lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of March 31, 2022 and December 31, 2021, the Company had no single investment that met either of these two tests.

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

Given the nature of lending to venture capital-backed growth stage companies, 99.4%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of March 31, 2022 and December 31, 2021, cash, cash equivalents and restricted cash consisted of $28.7 million and $46.7 million, respectively, of which $27.2 million and $43.4 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2022, we did not have any restricted cash. As of December 31, 2021, restricted cash consisted of approximately $15.1 million related to the Credit Suisse Credit Facility covenants (See “Note 5 – Borrowings”). In conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on our cash thereunder expired.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of March 31, 2022 and December 31, 2021, there were no material past due escrow receivables. The escrow receivable balance as of March 31, 2022 and December 31, 2021 was measured at fair value and held in accordance with ASC 820.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, right of use asset, escrow receivables, security deposits and other assets.

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

Debt Financing Costs

The Company records costs related to the issuance of debt obligations as deferred debt financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligations. Debt financing costs related to secured or unsecured notes are netted with the outstanding principal balance on the Company’s Consolidated Statements of Assets and Liabilities. Debt financing costs related to the KeyBank Credit Facility are recorded as a separate asset on the Company’s Consolidated Statements of Assets and Liabilities.

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of March 31, 2022 and December 31, 2021, the EOT payment receivable of approximately $52.0 million and $46.7 million, respectively, is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

The Company had a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. No PIK interest income was recorded during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022, loans to three portfolio companies were on non-accrual status with a total cost of approximately $17.2 million, and a total fair value of approximately $4.0 million, or 0.5% of the fair value of the Company’s debt investment portfolio. As of December 31, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

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

Earnings Per Share

The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Trinity Capital’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS, if any, reflects the potential dilution from the assumed conversion of the Company’s 6.00% Convertible Notes due 2025 (the “Convertible Notes”).

Income Taxes

The Company has elected to be treated, and to intends to continue to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least 90% of the sum of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and its net tax-exempt income (if any). The Company generally will not pay corporate-level income tax on these distributed amounts but will pay corporate-level income tax on any retained amounts.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of March 31, 2022 and December 31, 2021. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Based on federal excise distribution requirements applicable to RICs, the Company will be subject to a 4% nondeductible federal excise tax on undistributed taxable income and gains unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Company and on which the Company paid corporate income tax is considered to have been distributed. The Company, at its discretion, may determine to carry forward taxable income or gain and pay a 4% excise tax on the amount by which it falls short of this calendar-year distribution requirement. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income and gain as required on an annual basis.

Distributions

Distributions to common stockholders are recorded on the record date. The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay corporate-level income taxes on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022					December 31, 2021
	Cost			Fair Value		Cost			Fair Value
Industry	Amount	%		Amount	%	Amount	%		Amount	%
Manufacturing	$228,807	24.8%		$221,436	23.9%	$169,381	21.1%		$222,011	25.4%
Professional, Scientific, and Technical Services	192,664	20.8%		204,290	22.2%	140,847	17.6%		161,217	18.5%
Information	87,555	9.5%		92,261	10.0%	101,031	12.7%		107,696	12.3%
Finance and Insurance	66,984	7.3%		69,756	7.6%	62,000	7.8%		65,109	7.5%
Real Estate	46,243	5.0%		45,504	4.9%	40,776	5.1%		41,351	4.7%
Retail Trade	40,153	4.4%		39,320	4.3%	39,542	5.0%		39,162	4.5%
Health Care and Social Assistance	50,636	5.5%		39,273	4.3%	50,458	6.3%		44,518	5.1%
Rental and Leasing Services	37,446	4.1%		38,522	4.2%	32,749	4.1%		33,513	3.8%
Space Research and Technology	30,556	3.3%		30,845	3.4%	30,479	3.8%		30,698	3.5%
Management of Companies and Enterprises	29,804	3.2%		29,905	3.3%	22,333	2.8%		22,332	2.6%
Administrative and Support and Waste Management and Remediation Services	29,192	3.2%		29,410	3.2%	29,353	3.7%		29,337	3.4%
Educational Services	18,334	2.0%		18,639	2.0%	18,246	2.3%		18,813	2.2%
Utilities	18,153	2.0%		18,137	2.0%	20,445	2.6%		20,436	2.3%
Agriculture, Forestry, Fishing and Hunting	12,003	1.3%		13,458	1.5%	12,025	1.5%		13,396	1.5%
Transportation and Warehousing	9,972	1.1%		9,967	1.1%	—	—		—	—
Wholesale Trade	8,174	0.9%		8,737	1.0%	9,417	1.2%		9,848	1.1%
Construction	12,539	1.4%		8,155	0.9%	13,445	1.7%		8,903	1.0%
Pharmaceutical	1,836	0.2%		1,733	0.2%	5,329	0.7%		5,130	0.6%
Total	$921,051	100.0%		$919,348	100.0%	$797,856	100.0%		$873,470	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$430,485	46.7%	$429,048	46.7%	$370,791	46.5%	$442,659	50.7%
Northeast	219,624	23.8%	221,313	24.1%	210,302	26.4%	213,823	24.5%
Mountain	73,144	7.9%	78,240	8.5%	65,223	8.2%	70,886	8.1%
South	61,280	6.7%	64,295	7.0%	60,455	7.6%	61,166	7.0%
Midwest	45,864	5.0%	35,830	3.9%	29,825	3.7%	23,958	2.7%
Southeast	6,228	0.7%	5,827	0.6%	1,125	0.1%	768	0.1%
International:
Canada	66,183	7.2%	66,552	7.2%	60,135	7.5%	60,210	6.9%
Western Europe	18,243	2.0%	18,243	2.0%	—	—	—	—
Total	$921,051	100.0%	$919,348	100.0%	$797,856	100.0%	$873,470	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loan	$660,769	71.7%	$649,491	70.6%	$557,627	69.8%	$551,894	63.2%
Equipment Financing	204,054	22.2%	204,308	22.2%	183,298	23.0%	184,074	21.1%
Warrants	20,052	2.2%	42,655	4.6%	14,885	1.9%	36,770	4.2%
Equity	36,176	3.9%	22,894	2.6%	42,046	5.3%	100,732	11.5%
Total	$921,051	100.0%	$919,348	100.0%	$797,856	100.0%	$873,470	100.0%

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value. As of March 31, 2022 and December 31, 2021, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments, are (i) earnings before interest, tax, depreciation, and amortization (“EBITDA”) and revenue multiples (both projected and historic), and (ii) volatility assumptions. Significant increases (decreases) in EBITDA and revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Similarly, significant increases (decreases) in volatility inputs in isolation would result in a significantly higher (lower) fair value assessment. Conversely, significant increases (decreases) in weighted average cost of capital inputs in isolation would result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2022 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$649,491	$649,491
Equipment Financings	—	—	204,308	204,308
Warrants	—	4,533	38,122	42,655
Equity	—	537	22,357	22,894
Total Investments at fair value	—	5,070	914,278	919,348
Escrow Receivable (1)	—	—	2,441	2,441
Cash, cash equivalents and restricted cash	28,684	—	—	28,684
Total	$28,684	$5,070	$916,719	$950,473

(1)	Escrow receivable is included in other assets on the Consolidated Statement of Assets and Liabilities.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2021 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$551,894	$551,894
Equipment Financings	—	—	184,074	184,074
Equity	—	78,944	21,788	100,732
Warrants	—	17	36,753	36,770
Total Investments at fair value	—	78,961	794,509	873,470
Escrow Receivable (1)	—	—	4,152	4,152
Cash, cash equivalents and restricted cash	46,742	—	—	46,742
Total	$46,742	$78,961	$798,661	$924,364

(1)	Escrow receivable is included in other assets on the Consolidated Statement of Assets and Liabilities.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of March 31, 2022. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

	Fair Value as of
	March 31, 2022	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$640,679	Discounted Cash Flows	Hypothetical Market Yield	10.9% - 42.9%	14.5%

	209,835	Originated within the past three months	Origination Market Yield	10.5% - 24.4%	13.0%

	3,285	Liquidation Scenario	Probability Weighting of Alternative Outcomes	20.0% - 80.0%	n/a

Equity investments	19,357	Market Approach	Revenue Multiple Only (3)	0.8x - 3.9x	3.1	x
			Revenue Multiple (3)	n/a	0.2	x
			Volatility (5)	47.4% - 86.2%	68.2%
			Risk-Free Interest Rate	1.6% - 1.8%	1.7%
			Estimated Time to Exit (in years)	2.5 - 4.8	3.2
			Discount for Lack of Marketability (8)	23.5% - 33.5%	26.6%

	3,000	Transactions Precedent(6)	Transaction Price	n/a	n/a

Warrants	27,936	Market Approach	Revenue Multiple (3)	0.2x - 6.4x	0.9	x
			Company Specific Adjustment (4)	7.6% - 33.6%	8.7%
			Volatility (5)	22.9% - 101.1%	45.8%
			Risk-Free Interest Rate	1.0% - 1.8%	1.2%
			Estimated Time to Exit (in years)	0.2 - 4.8	2.0

	1,233	Black Scholes Option Pricing Model	Volatility (5)	35.3% - 71.6%	52.0%
			Discount for Lack of Marketability	19.6% - 26.9%	26.4%
			Risk-Free Interest Rate	1.0% - 1.5%	1.1%
			Estimated Time to Exit (in years)	1.0 - 4.8	2.6

	353	Transactions Precedent(6)	Transaction Price	n/a	n/a

	8,600	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	10.0% - 90.0%	n/a

Total Level 3 Investments	$914,278

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.

(6)	Represents investments where there is an observable transaction or pending event for the investment.
(7)	The fair value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(8)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2021:

	Fair Value as of
	December 31, 2021	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$508,756	Discounted Cash Flows	Hypothetical Market Yield	10.8% - 33.2%	14.6%

	188,226	Originated within the past three months	Origination Market Yield	11.3% - 16.2%	13.0%

	34,542	Transactions Precedent(6)	Transaction Price	n/a	n/a

	4,444	Liquidation Scenario	Probability Weighting of Alternative Outcomes	20.0% - 80.0%	n/a

Equity investments	20,788	Market Approach	Revenue Multiple Only(3)	0.8x - 2.3x	1.9	x
			Revenue Multiple(3)	0.2x - 6.8x	3.5	x
			Volatility(5)	47.0% - 85.0%	65.1%
			Risk-Free Interest Rate	0.1% - 1.1%	0.9%
			Estimated Time to Exit (in years)	0.2 - 3.8	2.9
			Discount for Lack of Marketability(8)	9.0% - 32.3%	24.5%

	1,000	Transactions Precedent(6)	Transaction Price	n/a	n/a

Warrants	23,573	Market Approach	Revenue Multiple(3)	0.2x - 30.0x	1.5	x
			Company Specific Adjustment(4)	7.9% - 34.5%	9.9%
			Volatility(5)	35.1% - 111.3%	63.7%
			Risk-Free Interest Rate	0.1% - 1.3%	0.8%
			Estimated Time to Exit (in years)	0.2 - 5.0	2.3

	2,312	Black Scholes Option Pricing Model	Volatility(5)	42.1% - 83.5%	56.8%
			Discount for Lack of Marketability	27.2% - 30.3%	27.7%
			Risk-Free Interest Rate	0.4% - 1.3%	0.7%
			Estimated Time to Exit (in years)	1.0 - 5.0	2.3

	984	Transactions Precedent(6)	Transaction Price	n/a	n/a

	9,884	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	10.0% - 90.0%	n/a

Total Level 3 Investments	$794,509

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair value of each investment.

(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.
(6)	Represents investments where there is an observable transaction or pending event for the investment.

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and warrants fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2022 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2021	$735,968	$21,788	$36,753	$4,152	$798,661
Purchases, net of deferred fees	211,854	2,600	5,725	—	220,179
Transfers out of Level 3 (1)	—	—	(6,687)	—	(6,687)
Proceeds from sales and paydowns	(96,513)	(1)	(714)	(1,711)	(98,939)
Accretion of OID and EOT payments	8,148	—	—	—	8,148
Net realized gain/(loss)	408	—	2,328	—	2,736
Change in unrealized appreciation/(depreciation)	(6,066)	(2,030)	717	—	(7,379)
Fair Value as of March 31, 2022	$853,799	$22,357	$38,122	$2,441	$916,719

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2022	$(5,494)	$(2,030)	$2,026	$—	$(5,498)

(1)	Transfers out of Level 3 during the three months ended March 31, 2022 primarily relates to the exercise of warrants held in one portfolio company and the corresponding company’s public offering transaction during the period as well as the warrants held in one portfolio company that transferred to warrants in the publicly traded entity as a result of the corresponding company’s public offering transaction during the period. During the three months ended March 31, 2022, there were no transfers into Level 3.

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and warrants fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2021 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2020	$443,219	$32,654	$17,778	$—	$493,651
Purchases, net of deferred fees (1)	533,146	12,153	5,573	4,152	555,024
Non-cash conversion (2)	916	—	—	—	916
Transfers out of Level 3 (3)	—	—	(2,611)	—	(2,611)
Proceeds from sales and paydowns	(264,386)	(14,098)	(9,100)	—	(287,584)
Accretion of OID and EOT payments	21,238	—	—	—	21,238
Net realized gain/(loss)	2,501	2,038	6,061	—	10,600
Third party participation (4)	—	(283)	—	—	(283)
Change in unrealized appreciation/(depreciation)	(666)	(10,676)	19,052	—	7,710
Fair Value as of December 31, 2021	$735,968	$21,788	$36,753	$4,152	$798,661

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2021	$(1,473)	$(4,641)	$19,458	$—	$13,344

(1)	Escrow receivable purchases may include additions due to proceeds held in escrow from the liquidation of level 3 investments.
(2)	The non-cash conversion includes non-cash restructuring resulting in an increase in cost basis or the recognition of PIK interest income.
(3)	Transfers out of Level 3 during the year ended December 31, 2021 primarily relates to the exercise of warrants held in four portfolio companies to equity investments during the period, and the corresponding company’s public offering transaction. During the year ended December 31, 2021, there were no transfers into Level 3.
(4)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

Fair Value of Financial Instruments Carried at Cost

As of March 31, 2022 and December 31, 2021, the carrying value of the KeyBank Credit Facility was approximately $134.0 million and $81.0 million. The carrying value of the KeyBank Credit Facility as of March 31, 2022 and December 31, 2021 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of March 31, 2022 and December 31, 2021, the carrying value of the 2025 Notes was approximately $121.7 million and $121.4 million, respectively, net of unamortized deferred financing costs of $3.3 million and $3.6 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of March 31, 2022 and December 31, 2021 was approximately $134.5 million and $139.0 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2022 and December 31, 2021, the carrying value of the Convertible Notes was approximately $47.6 million and $47.5 million, respectively, net of unamortized deferred financing costs and discount of $2.4 million and $2.5 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of March 31, 2022 and December 31, 2021 was approximately $57.4 million and $55.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $122.5 million and $122.3 million, respectively, net of unamortized deferred financing costs and discount of $2.5 million and $2.7 million, respectively. The 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of March 31, 2022 and December 31, 2021, was approximately $135.2 million and $138.4 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2022, and December 31, 2021, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.3 million, and $73.2 million, respectively, net of unamortized deferred financing fees of $1.7 million and $1.8 million, respectively. The fair value of the Company’s December 2026 Notes as of March 31, 2022 was approximately $80.5 million, which was estimated using a relative market yield approach with Level 3 inputs. The fair value of the Company’s December 2026 Notes as of December 31, 2021 was approximately $73.2 million, which was based on the recent funding.

Note 5. Borrowings

Credit Suisse Credit Facility

On January 9, 2020, TF1 and its affiliates borrowed $190.0 million under the Credit Suisse Credit Facility. On January 16, 2020, in connection with the Formation Transactions, through its wholly owned subsidiary, TF1, the Company became a party to, and assumed, the credit facility with Credit Suisse.

Borrowings under the Credit Suisse Credit Facility bore interest at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The Credit Suisse Credit Facility was collateralized by all investments held by TF1 and permitted an advance rate of up to 65% of eligible investments. The Company had the ability to borrow up to an aggregate of $300.0 million, and the Credit Suisse Credit Facility borrowing base contained certain criteria for eligible investments and includes concentration limits as defined in the Credit Suisse Credit Facility.

On January 8, 2022, the Credit Suisse Credit Facility matured in accordance with its terms, and all outstanding indebtedness thereunder was repaid. Additionally, in conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on our cash thereunder expired.

The summary information regarding the Credit Suisse Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stated interest expense	$9	$677
Amortization of deferred financing costs	—	528
Total interest and amortization of deferred financing costs	$9	$1,205

Weighted average effective interest rate	3.1%	6.2%
Weighted average outstanding balance	$1,111	$78,000

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

The KeyBank Credit Facility includes a commitment of $200.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $300 million. Borrowings under the KeyBank Credit Facility will initially bear interest at a rate equal to the one-month LIBOR plus 3.25%, which may decrease to the one-month LIBOR plus 2.85% upon the achievement of certain benchmarks, including criteria related to the number and composition of assets in the KeyBank Credit Facility’s collateral pool. The terms of the KeyBank Credit Facility provide for a transition from LIBOR to SOFR no later than July 1, 2023, or the date that the Financial Conduct Authority permanently or indefinitely ceases to provide LIBOR rates, if earlier. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

The KeyBank Credit Facility includes a three-year revolving period and a two-year amortization period and matures on October 27, 2026, unless extended. Such credit facility is collateralized by all investment assets held by TCF. The KeyBank Credit Agreement contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.

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

During the three months ended March 31, 2022, the Company borrowed $68.0 million and made repayments of $15.0 million under the KeyBank Credit Facility. The Company incurred approximately $2.4 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of March 31, 2022, and December 31, 2021, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.2 million and $2.3 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had a borrowing availability of approximately $66.0 million and $38.1 million. See “Note 14 – Subsequent Events.”

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stated interest expense	$851	$	n/a
Amortization of deferred financing costs	120		n/a
Total interest and amortization of deferred financing costs	$971	$	n/a

Weighted average effective interest rate	4.7%		n/a	%
Weighted average outstanding balance	$81,900	$	n/a

2025 Notes

Concurrent with the completion of a private common stock offering, on January 16, 2020, the Company completed the 144A Note Offering of $105.0 million in aggregate principal amount of the unsecured 2025 Notes in reliance upon the available exemptions from the registration requirements of the Securities Act. KBW, as the initial purchaser, exercised in full its option to purchase or place additional Notes and on January 29, 2020, the Company issued and sold an additional $20.0 million in aggregate principal amount of the 2025 Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the 2025 Notes pursuant to the 144A Note Offering.

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriter’s discount and commissions, were approximately $5.9 million, which were capitalized and deferred. As of March 31, 2022 and December 31, 2021, unamortized deferred financing costs related to the 2025 Notes were $3.3 million and $3.6 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stated interest expense	$2,188	$2,188
Amortization of deferred financing costs	298	291
Total interest and amortization of deferred financing costs	$2,486	$2,479

Weighted average effective interest rate	8.0%	7.9%

August 2026 Notes

On August 24, 2021, the Company issued and sold $125.0 million in aggregate principal amount of its unsecured August 2026 Notes under its shelf Registration Statement on Form N-2. The August 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of August 24, 2021 (together with the Base Indenture, the “August 2026 Notes Indenture”), between the Company and the Trustee. The August 2026 Notes mature on August 24, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The August 2026 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the August 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the August 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any August 2026 Notes on or after July 24, 2026, the redemption price for the August 2026 Notes will be equal to 100% of the principal amount of the August 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, if a change of control repurchase event (as defined in the August 2026 Notes Indenture) occurs prior to the maturity date of the August 2026 Notes or the Company’s redemption of all outstanding August 2026 Notes, the Company will be required, subject to certain conditions, to make an offer to the holders thereof to repurchase for cash some or all of the August 2026 Notes at a repurchase price equal to 100% of the principal amount of the August 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of March 31, 2022 and December 31, 2021, unamortized deferred financing costs related to the August 2026 Notes were $2.5 million and $2.7 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stated interest expense	$1,352	$	n/a
Amortization of deferred financing costs	144		n/a
Total interest and amortization of deferred financing costs	$1,496	$	n/a

Weighted average effective interest rate	4.8%		—%

December 2026 Notes

On December 15, 2021, the Company issued and sold $75.0 million in aggregate principal amount of its unsecured December 2026 Notes under its shelf Registration Statement on Form N-2. The December 2026 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of December 15, 2021 (together with the Base Indenture, the “December 2026 Notes Indenture”), between the Company and the Trustee. The December 2026 Notes mature on December 15, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The December 2026 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the December 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the December 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any December 2026 Notes on or after November 15, 2026, the redemption price for the December 2026 Notes will be equal to 100% of the principal amount of the December 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, if a change of control repurchase event (as defined in the December 2026 Notes Indenture) occurs prior to the maturity date of the December 2026 Notes or the Company’s redemption of all outstanding December 2026 Notes, the Company will be required, subject to certain conditions, to make an offer to the holders thereof to repurchase for cash some or all of the December 2026 Notes at a repurchase price equal to 100% of the principal amount of the December 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of March 31, 2022 and December 31, 2021, unamortized deferred financing costs related to the December 2026 Notes were $1.7 million and $1.8 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stated interest expense	$797	$	n/a
Amortization of deferred financing costs	93		n/a
Total interest and amortization of deferred financing costs	$890	$	n/a

Weighted average effective interest rate	4.7%		—%

Convertible Notes due 2025

On December 11, 2020, the Company completed a private offering (the “Private Convertible Note Offering”) of $50.0 million in aggregate principal amount of its unsecured 6.00% Convertible Notes due 2025 (the “Convertible Notes”) in reliance upon the available exemptions from the registration requirements of the Securities Act. KBW acted as the initial purchaser and placement agent in connection with the Private Convertible Note Offering pursuant to a purchase/placement agreement dated December 4, 2020, by and between the Company and KBW.

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of March 31, 2022. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on March 31, 2022, the conversion rate changed to 67.5315 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $14.81 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

Aggregate offering costs in connection with the Convertible Note Offering, including the initial purchaser and placement agent discount and commissions, were approximately $1.9 million which were capitalized and deferred. As of March 31, 2022 and December 31, 2021, unamortized deferred financing costs related to the Convertible Notes were $1.4 million and $1.5 million, respectively.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	March 31, 2022	March 31, 2021
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(1,391)	(1,760)
Original issue discount, net of accretion	(970)	(1,127)
Carrying value of Convertible Notes	$47,639	$47,113

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stated interest expense	$750	$742
Amortization of deferred financing costs and original issue discount	160	156
Total interest and amortization of deferred financing costs and original issue discount	$910	$898

Weighted average effective interest rate	7.3%	7.2%

As of March 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the KeyBank Credit Facility, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2022 and December 31, 2021 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of March 31, 2022 and December 31, 2021 includes only those commitments which are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of March 31, 2022 and December 31, 2021 the Company had no outstanding unfunded commitments. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its credit facilities) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

FASB ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. The Company identified two significant operating leases for its office space in Chandler, AZ and its new headquarters in Phoenix, AZ. The lease for the Chandler office commenced February 21, 2017, and expires July 31, 2022. The Chandler lease contains a five-year extension option for a final expiration date of July 31, 2027, which the company will not exercise. The Company has also entered into a lease for new office space in downtown Phoenix, Arizona (“PHX”), which commenced on July 10, 2021, and expires on December 31, 2028. The PHX lease contains two five-year extension options for a final expiration date of December 31, 2038.

The total lease expense incurred for the three months ended March 31, 2022 and 2021 was approximately $0.1 million for each period. As of March 31, 2022 and December 31, 2021, the right of use asset related to the office operating leases was $2.4 million and $2.5 million, respectively, and the lease liability was $2.6 million and $2.7 million, respectively. As of March 31, 2022, the remaining lease term for the Chandler office was 0.3 years and the discount rate was 3.25%. As of March 31, 2022, the remaining lease term for the Phoenix office was 6.8 years and the discount rate was 3.75%.

The following table shows future minimum payments under the Company’s operating leases as of March 31, 2022 (in thousands):

For the Years Ended December 31,	Total
2022	$339
2023	361
2024	371
2025	380
2026	390
Thereafter	1,229
Total	$3,070

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2022, there are no material legal matters or material litigation pending of which the Company is aware.

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

Formation Transactions

On January 16, 2020, immediately following the initial closings of the Private Offerings, the Company used the proceeds from the Private Offerings to complete the Formation Transactions, pursuant to which the Company acquired the Legacy Funds and Trinity Capital Holdings. In consideration for the Legacy Funds, the Company issued 9,183,185 shares of common stock at $15.00 per share for a total value of approximately $137.7 million and paid approximately $108.7 million in cash to certain of the Legacy Investors. As consideration for all of the equity interests in Trinity

Capital Holdings, the Company issued 533,332 shares of its common stock at $15.00 per share for a total value of approximately $8.0 million and paid approximately $2.0 million in cash.

Initial Public Offering

On February 2, 2021, the Company completed its initial public offering of 8,006,291 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. The Company’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021, under the symbol “TRIN.” Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding under the Credit Suisse Credit Facility.

ATM Program

On November 9, 2021, the Company entered into an open market sale agreement (the “2021 Sales Agreement”) with Jefferies LLC, as sales agent and/or principal thereunder, pursuant to which the Company can issue and sell, from time to time, up to $50 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act) (the “ATM Program”). During the three months ended March 31, 2022, there was no activity under the ATM Program. During the year ended December 31, 2021, the Company issued and sold 35,714 shares of its common stock at a weighted-average price of $16.55 per share and raised $0.6 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program. The Company did not have the ATM Program prior to November 9, 2021. The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended March 31, 2022, the Company issued 59,534 shares of common stock for a total of approximately $1.1 million under the DRIP. During the year ended December 31, 2021, the Company issued 281,149 shares of common stock for a total of approximately $4.1 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
			Total	$2.84

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022.

During the three months ended March 31, 2022, the Company granted 687,987 shares, net of 10,956 retired shares of restricted stock under the 2019 Long Term Incentive Plan. The Company determined that the fair value of such restricted stock granted under the 2019 Long Term Incentive Plan during the three months ended March 31, 2022 was approximately $12.1 million. During the three months ended March 31, 2022, the Company recognized approximately $0.9 million in stock-based compensation expense. As of March 31, 2022, there was approximately $18.7 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.4 years. As of March 31, 2021, there were no stock based compensation costs or unrecognized compensation costs as no restricted stock had been issued under the plan.

During the year ended December 31, 2021, the Company granted 572,981 shares, net of 8,319 retired shares of restricted stock of the 3.6 million authorized under the 2019 Long Term Incentive Plan. The Company determined that the fair value of such restricted stock granted during the year ended December 31, 2021 was approximately $9.6 million and recognized total share-based compensation expense of $0.9 million for the year. As of December 31, 2021, there was approximately $8.7 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022.

During the three months ended March 31, 2022, the Company granted 5,780 shares of restricted stock under the 2019 Restricted Stock Plan. The Company determined that the fair value of such restricted stock granted under the 2019 Restricted Stock Plan during the three months ended March 31, 2022, was approximately $0.1 million. During the three months ended March 31, 2022, the Company recognized approximately $37,000 in stock-based compensation expense. As of March 31, 2022, there was approximately $37,000 of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a twelve-month period. As of March 31, 2021, there were no unrecognized compensation costs as no restricted stock had been issued under the plan.

During the year ended December 31, 2021, the Company granted 12,132 shares of restricted stock under the 2019 Restricted Stock Plan. The Company determined that the fair value of such restricted stock granted during the year ended December 31, 2021, was approximately $0.2 million and recognized total share-based compensation expense of approximately $0.2 million for the year. As of December 31, 2021, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings per common share - basic
Numerator for basic earnings per share	$(9,065)	$25,324
Denominator for basic weighted average shares	27,416,943	23,554,950
Earnings/(Loss) per common share - basic	$(0.33)	$1.08
Earnings per common share - diluted
Numerator for increase in net assets per share	$(9,065)	$25,324
Adjustment for interest expense and deferred financing costs on Convertible Notes(1)	—	—
Numerator for diluted earnings per share	(9,065)	25,324
Denominator for basic weighted average shares	27,416,943	23,554,950
Adjustment for dilutive effect of Convertible Notes	—	—
Denominator for diluted weighted average shares	27,416,943	23,554,950
Earnings/(Loss) per common share - diluted	$(0.33)	$1.08

(1)	No adjustments for interest or incremental shares were included for the three months ended March 31, 2022 and 2021, because the effect would be antidilutive.

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

Note 10. Income Taxes

The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and is generally based upon the annual earnings estimated by management of the Company. Net capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay corporate-level income taxes on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders. In the event the Company’s taxable income (including any net capital gains) for a fiscal year fall below the amount of distributions declared and paid with respect to that year, however, a portion of the total amount of those distributions may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

For the three months ended March 31, 2022 and 2021, $0.7 million and $0.1 million was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended March 31, 2022 and December 31, 2021 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Tax Cost of Investments (1)	$954,131	$849,402

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Unrealized appreciation	$30,271	$97,569
Unrealized depreciation	(36,370)	(26,759)
Net unrealized appreciation/(depreciation) from investments	$(6,099)	$70,810

(1)	Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Per Share Data: (1)
Net asset value, beginning of period	$16.40	$13.03

Net investment income	0.57	0.31
Net realized and unrealized gains/(losses) on investments (2)	(0.90)	0.77
Net increase/(decrease) in net assets resulting from operations	(0.33)	1.08

Offering costs	—	(0.30)
Effect of shares issued (3)	(0.37)	0.18
Equity component of convertible notes	—	(0.02)
Distributions (4)	(0.55)	(0.28)
Total increase/(decrease) in net assets	(1.25)	0.66

Net asset value, end of period	$15.15	$13.69

Shares outstanding, end of period	27,982,842	26,415,275
Weighted average shares outstanding	27,416,943	23,554,950
Total return based on net asset value (5)(6)	(4.3)%	7.2%
Total return based on market value (7)(6)	12.1%	6.6%

Ratio/Supplemental Data:
Per share market value at end of period	$19.31	$14.92
Net assets, end of period	$424,042	$361,563
Ratio of total expenses to average net assets(8)	16.3%	13.6%
Ratio of net investment income to average net assets(8)	15.7%	9.8%
Ratio of interest and credit facility expenses to average net assets(8)	6.8%	6.2%
Portfolio turnover rate(6)(9)	18.4%	13.0%
Asset coverage ratio (10)	183.3%	264.3%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. Also includes the impact of the issuance of shares related to the equity incentive plans. Refer to “Note 8 – Equity Incentive Plans” for further details.
(4)	The per share data reflects the actual amount of distributions declared per share for the applicable period.
(5)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.
(6)	Not annualized.
(7)	Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends. For the three months ended March 31, 2021, the beginning market value per share is based on the market price of $14.00 per share on January 29, 2021, the date of the Company’s listing on the Nasdaq Global Select Market, and not annualized.
(8)	Annualized.
(9)	Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(10)	Based on outstanding debt of $509.0 million and $220.0 million as of March 31, 2022 and 2021, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of March 31, 2022, December 31, 2021, 2020, and 2019. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
March 31, 2022 (5)	$—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—
December 31, 2019	—	—	—	—

KeyBank Credit Facility
March 31, 2022	$134,000	1,833	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—
December 31, 2019	—	—	—	—

2025 Notes
March 31, 2022	$125,000	1,833	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—
December 31, 2019	—	—	—	—

Convertible Notes
March 31, 2022	$50,000	1,833	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—
December 31, 2019	—	—	—	—

August 2026 Notes
March 31, 2022	$125,000	1,833	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—
December 31, 2019	—	—	—	—

December 2026 Notes
March 31, 2022	$75,000	1,833	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—
December 31, 2019	—	—	—	—

Total
March 31, 2022	$509,000	1,833	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—
December 31, 2019	—	—	—	—

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading on a securities exchange.
(5)	Credit Suisse Credit Facility matured on January 8, 2022, in accordance with its terms, and all outstanding indebtedness thereunder was repaid.

Note 12. Related Party Transactions

During the three months ended March 31, 2022 and the year ended December 31, 2021, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s Distribution Reinvestment Plan and the distributions declared. Additionally, during the Company’s IPO certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s share-based compensation plans.

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

The Company and its executives and directors are covered by directors and officers insurance. In addition, each of our directors and officers have entered into an indemnification agreement with us pursuant to which our directors and officers are indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions of the 1940 Act.

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes a framework for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

KeyBank Credit Facility

On April 13, 2022, TCF, as borrower, and the Company, as servicer, entered into an amendment (the “Second Amendment”) to the KeyBank Credit Agreement. Among other changes, the Second Amendment (i) increased the total facility amount by $100 million to $400 million in maximum capacity, subject to certain provisions, and (ii) replaces LIBOR benchmark provisions with SOFR benchmark provisions such that borrowings under the KeyBank Credit Facility will bear interest at a rate equal to Adjusted Term SOFR plus 3.25%. As of May 9, 2022, the Company has increased the total availability under the KeyBank Credit Facility to $275 million.

Equity issuance

On April 7, 2022, the Company issued 2,754,840 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $18.15 per share, resulting in net proceeds to the Company of approximately $47.7 million, after deducting discounts and commissions and estimated offering expenses. In addition, the underwriters exercised their option to purchase an additional 413,226 shares of common stock.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K, filed with the SEC on March 4, 2021, including the following factors, among others:

●	our limited operating history as a business development company (“BDC”);
●	our future operating results, including the impact of the SARS-CoV-2 (“COVID-19”) pandemic;
●	our dependence upon our management team and key investment professionals;
●	our ability to manage our business and future growth;
●	risks related to investments in growth stage companies, other venture capital-backed companies and generally U.S. companies;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	the use of leverage;
●	risks related to the uncertainty of the value of our portfolio investments;
●	changes in political, economic or industry conditions, the interest rate and inflation rate environments or conditions affecting the financial and capital markets, including as a result of the COVID-19 pandemic;
●	uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union and China, including as a result of the COVID-19 pandemic, and the military conflict between Russia and Ukraine;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	risks related to changes in interest rates and inflation rates, our expenses, and other general economic conditions and the effect on our net investment income;
●	the effect of changes in tax laws and regulations and interpretations thereof;

●	the impact on our business of new or amended legislation or regulations, including the Coronavirus Aid, Relief and Economic Security Act, the stimulus package passed by Congress and signed into law in December 2020 and the American Rescue Plan Act of 2021 signed into law in March 2021;
●	risks related to market volatility, including general price and volume fluctuations in stock markets;
●	our ability to make distributions, including as a result of the COVID-19 pandemic; and
●	our ability to maintain our status as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On January 16, 2020, through a series of transactions (the “Formation Transactions”), we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P. and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) and all of their respective assets (the “Legacy Assets”), including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC (“Trinity Capital Holdings”), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions we used a portion of the proceeds from our private equity offering and private debt offering that occurred on January 16, 2020.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of March 31, 2022 and December 31, 2021, the Company had an EOT payment receivable of approximately $53.9 million and $37.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2022, our investment portfolio had an aggregate fair value of approximately $919.3 million and was comprised of approximately $649.5 million in secured loans, $204.3 million in equipment financings, and $65.5 million in equity and warrants, across 98 portfolio companies. As of December 31, 2021, our investment portfolio had an aggregate fair value of approximately $873.5 million and was comprised of approximately $551.9 million in secured loans, $184.1 million in equipment financings, and $137.5 million in equity and equity-related investments, including warrants, across 94 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in following table as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	71.7%	70.6%	69.8%	63.2%
Equipment Financings	22.2%	22.2%	23.0%	21.1%
Equity	3.9%	2.6%	5.3%	11.5%
Warrants	2.2%	4.6%	1.9%	4.2%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of March 31, 2022 and December 31, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2022		December 31, 2021
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	46.7%	46.7%	46.5%	50.7%
Northeast	23.8%	24.1%	26.4%	24.5%
Mountain	7.9%	8.5%	8.2%	8.1%
South	6.7%	7.0%	7.6%	7.0%
Midwest	5.0%	3.9%	3.7%	2.7%
Southeast	0.7%	0.6%	0.1%	0.1%
International:
Canada	7.2%	7.2%	7.5%	6.9%
Western Europe	2.0%	2.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
		Fair		Fair
Industry	Cost	Value	Cost	Value
Manufacturing	24.8%	23.9%	21.1%	25.4%
Professional, Scientific, and Technical Services	20.8%	22.2%	17.6%	18.5%
Information	9.5%	10.0%	12.7%	12.3%
Finance and Insurance	7.3%	7.6%	7.8%	7.5%
Real Estate	5.0%	4.9%	5.1%	4.7%
Retail Trade	4.4%	4.3%	5.0%	4.5%
Health Care and Social Assistance	5.5%	4.3%	6.3%	5.1%
Rental and Leasing Services	4.1%	4.2%	4.1%	3.8%
Space Research and Technology	3.3%	3.4%	3.8%	3.5%
Management of Companies and Enterprises	3.2%	3.3%	2.8%	2.6%
Administrative and Support and Waste Management and Remediation Services	3.2%	3.2%	3.7%	3.4%
Educational Services	2.0%	2.0%	2.3%	2.2%
Utilities	2.0%	2.0%	2.6%	2.3%
Agriculture, Forestry, Fishing and Hunting	1.3%	1.5%	1.5%	1.5%
Transportation and Warehousing	1.1%	1.1%	0.0%	0.0%
Wholesale Trade	0.9%	1.0%	1.2%	1.1%
Construction	1.4%	0.9%	1.7%	1.0%
Pharmaceutical	0.2%	0.2%	0.7%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2022 and December 31, 2021, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.4 years. Additional information regarding our portfolio is set forth in the schedule of investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of March 31, 2022 and December 31, 2021, the Company’s ten largest portfolio companies represented approximately 32.8% and 36.1%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of March 31, 2022 and December 31, 2021, the Company had 13 and nine portfolio companies that represented 5% or more of the Company’s net assets, respectively.

Investment Activity

During the three months ended March 31, 2022, we made an aggregate of approximately $103.9 million of investments in 10 new portfolio companies and approximately $118.6 million of investments in 21 existing portfolio companies, excluding fees. During the three months ended March 31, 2022, we received an aggregate of $158.8 million in proceeds from repayments and sales of our investments, including proceeds of approximately $69.7 million from early repayments on our debt investments.

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

The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning Portfolio, at fair value	$873,470	$493,651
Purchases, net of deferred fees	221,179	554,832
Non-cash conversion	—	916
Principal payments received on investments	(26,783)	(74,278)
Proceeds from early debt repayments	(69,729)	(190,107)
Sale of investments	(62,263)	(25,787)
Accretion of OID and EOT payments	8,148	21,238
Net realized gain/(loss)	52,644	12,708
Third party participation (1)	—	(283)
Change in unrealized appreciation/(depreciation)	(77,318)	80,580
Ending Portfolio, at fair value	$919,348	$873,470

(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		March 31, 2022		December 31, 2021
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$80,592	9.4%	$84,785	11.5%
3.0 - 3.9	Strong Performance	332,019	38.9%	236,466	32.1%
2.0 - 2.9	Performing	429,044	50.3%	396,846	53.9%
1.6 - 1.9	Watch	8,858	1.0%	13,427	1.9%
1.0 - 1.5	Default/Workout	3,286	0.4%	4,444	0.6%
Total		$853,799	100.0%	$735,968	100.0%

At March 31, 2022 and December 31, 2021, our loan and equipment financing investments had a weighted average risk rating score of 3.1 and 3.0, respectively.

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

As of March 31, 2022, loans to three portfolio companies were on non-accrual status with a total cost of approximately $17.2 million, and a total fair value of approximately $4.0 million, or 0.5%, of the fair value of the Company’s debt investment portfolio. As of December 30, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the total fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three months ended March 31, 2022 and 2021.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stated interest income	$20,258	$11,752
Amortization of original issue discount	4,989	3,447
Acceleration of amortization of original issue discount	3,159	1,146
Prepayment penalty and related fees	2,555	706
Other fee income	884	269
Total investment income	$31,845	$17,320

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

For the three months ended March 31, 2022, total investment income was approximately $31.8 million, which represents an approximate effective yield of 16.3% on the average investments during such period. For the three months ended March 31, 2021, total investment income was approximately $17.3 million, which represents an approximate effective yield of 15.5% on the investments during the period. The increase in investment income for the three months ended March 31, 2022 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which fluctuates based on investment activity and early repayment activity.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees and general and administrative expenses. Our operating expenses totaled approximately $15.6 million and $10.1 million for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, we expensed excise taxes of $0.7 million and $0.1 million. The increase in excise tax was primarily due to increase in estimated undistributed taxable income in 2022.

Interest Expense and Other Debt Financing Costs

Interest expense and other debt financing costs on our borrowings totaled approximately $6.8 million and $4.6 million for the three months ended March 31, 2022 and 2021. These costs are primarily comprised of interest and fees related to the credit facilities, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes. Our weighted effective interest rate, comprised of interest and amortization of fees and discount was approximately 5.9% and 7.2% for the three months ended March 31, 2022 and 2021, respectively. The increase in interest expense for the three months ended March 31, 2022 was primarily due to the issuance of the August 2026 Notes in August 2021 and the issuance of the December 2026 Notes in December 2021.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $6.5 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase in employee compensation related expenses relates primarily to the accrual of bonuses expected to be paid at the discretion of management or upon approval of the Board, as applicable, as well as an increased headcount. As of March 31, 2022 and 2021, the Company had 46 and 39 employees, respectively.

The Board and the Company’s stockholders have adopted and approved the (i) 2019 Trinity Capital Inc., Long-Term Incentive Plan (the “2019 Long Term Incentive Plan”); and (ii) Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (the “2019 Restricted Stock Plan”), with each plan becoming effective on June 17, 2021. During the quarter ended March 31, 2022, the Company granted 698,943 shares of restricted stock of the 3.6 million authorized under the 2019 Long Term Incentive Plan and retired 10,956 shares under the plan. During the quarter ended March 31, 2022, the Company granted 5,780 shares of restricted stock of the 60,000 authorized under the 2019 Restricted Stock Plan. See “Note 8 – Equity Incentive Plans” in the Notes to Consolidated Financial Statements.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees were approximately $0.8 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $1.5 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expenses for the three months ended March 31, 2022 is primarily due to increases in directors and officers liability insurance.

Net Investment Income

As a result of approximately $31.8 million in total investment income as compared to approximately $16.3 million in total expenses including excise tax expense, net investment income for the three months ended March 31, 2022 was approximately $16.3 million. As a result of approximately $17.3 million in total investment income as compared to approximately $10.0 million in total expenses including excise tax expense, net investment income for the three months ended March 31, 2021 was approximately $7.3 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period.

The net realized gains (losses) from the sales, repayments, or exits of investments were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Net realized gain (loss) on investments:
Gross realized gains	$53,295	$2,967
Gross realized losses	(651)	(372)
Total net realized gains/(losses) on investments	$52,644	$2,595

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

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2022 and 2021 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Gross unrealized appreciation	$11,692	$34,066
Gross unrealized depreciation	(18,492)	(18,081)
Third party participation (1)	—	283
Net unrealized appreciation/depreciation reclassified related to net realized gains or losses (2)	(70,518)	(792)
Total net unrealized gains (losses) on investments	$(77,318)	$15,476

(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

During the three months ended March 31, 2022, we recorded net unrealized depreciation of $77.3 million, which was primarily from gross unrealized depreciation reclassified related to net realized gains of approximately $70.5 million related to the sale of two equity investments.

During the three months ended March 31, 2021, we recorded net unrealized appreciation of $15.5 million, which was primarily from net unrealized appreciation of our equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations during the three months ended March 31, 2022, was approximately $9.1 million. Net increase in net assets resulting from operations during the three months ended March 31, 2021, was approximately $25.3 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2022 basic net decrease in net assets per common share was $0.33. For the three months ended March 31, 2021, basic net increase in net assets per common share was $1.08. The decrease in 2022 is result of gross unrealized depreciation reclassified related to net realized gains.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our initial public offering, the Private Offerings, the Convertible Notes offering, the August 2026 Notes offering and the December 2026 Notes offering, borrowings under the KeyBank Credit Facility and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, and proceeds from the turnover of our portfolio to finance our investment objectives and activities.

We may, from time to time, enter into additional credit facilities, increase the size of our existing Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the three months ended March 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $18.1 million, which is the net result of $52.4 million of cash used in operating activities partially offset by a $0.1 million of cash provided by investing activities and $34.2 million of cash provided by financing activities. During the three months ended March 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $9.8 million, which is the net result of $19.7 million of cash used in operating activities and $0.5 million of cash used in investing activities partially offset by $10.4 million of cash provided by financing activities.

As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $28.7 million and $46.7 million, respectively, of which $27.2 and $43.4 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2022, we did not have any restricted cash. As of December 31, 2021, restricted cash consisted of approximately $15.1 million related to the Credit Suisse Credit Facility covenants. In conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on our cash thereunder expired

As of March 31, 2022 and December 31, 2021, we had approximately $66.0 million and $38.1 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of March 31, 2022, are expected to be sufficient for our investing activities and to conduct our operations in the near term.

Refer to “Item 1. Consolidated Financial Statements – Note 5 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2022, our asset coverage ratio was approximately 183.3% and our asset coverage ratio per unit was approximately $1,833. As of December 31, 2021, our asset coverage ratio was approximately 195.8% and our asset coverage ratio per unit was approximately $1,958. We target a leverage range of between 1.15x and 1.35x.

Commitments and Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of March 31, 2022 or December 31, 2021.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2022 and December 31, 2021 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2022, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	—	134,000	—	134,000
2025 Notes	—	—	125,000	—	125,000
Convertible Notes	—	—	50,000	—	50,000
August 2026 Notes	—	—	125,000	—	125,000
December 2026 Notes	—	—	75,000	—	75,000
Operating Leases (1)	339	732	770	1,229	3,070
Total Contractual Obligations	$339	$732	$509,770	$1,229	$512,070

(1)	Relates to the lease for our headquarters in downtown Phoenix, Arizona which commenced on June 4, 2021. Also includes the lease for our Chandler office, which expires on July 31, 2022 and is subject to a five-year extension option that will not be exercised.

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
			Total	$2.84

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On May 6, 2022, the last reported closing sales price of our common stock on Nasdaq was $16.42 per share, which represented a premium of approximately 8.4% to our net asset value per share of $15.15 as of March 31, 2022. As of May 6, 2022, we had approximately 90 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2022
Second Quarter (through May 6, 2022)	*	$19.44	$16.37	*	*	*
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(5)
Year Ending December 31, 2021
Fourth Quarter	$16.40	$17.65	$15.79	7.6%	(3.7)%	$0.36
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.
(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	Shares of our common stock began trading on Nasdaq on January 29, 2021, under the trading symbol “TRIN”.
(5)	Consists of quarterly dividend of $0.40 per share and supplemental dividend of $0.15 per share declared during the quarter ended March 31, 2022.

* Not determined at time of filing.

Related Party Transactions

Certain members of management as well as employees of the Company hold shares of the Company’s stock.

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

Recent Developments

KeyBank Credit Facility

On April 13, 2022, TCF, as borrower, and the Company, as servicer, entered into an amendment (the “Second Amendment”) to the KeyBank Credit Agreement. Among other changes, the Second Amendment (i) increased the total facility amount by $100 million to $400 million in maximum capacity, subject to certain provisions, and (ii) replaces LIBOR benchmark provisions with SOFR benchmark provisions such that borrowings under the KeyBank Credit Facility will bear interest at a rate equal to Adjusted Term SOFR plus 3.25%. As of May 9, 2022, the Company has increased the total availability under the KeyBank Credit Facility to $275 million.

Equity issuance

On April 7, 2022, the Company issued 2,754,840 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $18.15 per share, resulting in net proceeds to the Company of approximately $47.7 million, after deducting discounts and commissions and estimated offering expenses. In addition, the underwriters have exercised their option to purchase an additional 413,226 shares of common stock.

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

Interest Rate Risk

Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under the KeyBank Credit Facility or any future financing arrangement, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates, including as a result of inflation, will not have a material adverse effect on our net investment income.

As of March 31, 2022, approximately 59.6% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 40.4% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on LIBOR, generally bearing interest at a rate of the one-month LIBOR plus 3.25%.

Based on our Consolidated Statements of Operations as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating rate instruments) and the hypothetical base rate changes in the one-month LIBOR on our KeyBank Credit Facility and there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$13,908	$4,020	$9,888
Up 200 basis points	$8,784	$2,680	$6,104
Up 100 basis points	$3,838	$1,340	$2,498
Down 100 basis points	$(632)	$(606)	$(27)
Down 200 basis points	$(632)	$(606)	$(27)
Down 300 basis points	$(632)	$(606)	$(27)

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of March 31, 2022, we had five foreign domiciled portfolio companies. Our exposure to currency risk related to the debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments at March 31, 2022 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Annual Report on Form 10 K filed with the SEC on March 3, 2022, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described below and in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

Other than as described below, during the three months ended March 31, 2022, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2022, pursuant to its amended and restated distribution reinvestment plan, the Company issued 30,800 shares of its common stock, at a price of $18.65 per share, to stockholders of record as of March 31, 2022 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act.

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
10.1

Second Amendment to Credit Agreement, dated as of April 13, 2022, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2022).

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

TRINITY CAPITAL INC.

Dated: May 9, 2022	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2022	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)