Form 10-Q
period 2022-06-30
Trinity Capital Inc.
filed 2022-08-04
CIK 1786108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39958

TRINITY CAPITAL INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 N. 1st Street Suite 302 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

(480) 374-5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRIN	Nasdaq Global Select Market
7.00% Notes Due 2025	TRINL	Nasdaq Global Select Market

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

As of August 3, 2022, the registrant had 31,405,672 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $36,704 and $38,994, respectively)	$24,788	$32,214
Affiliate investments (cost of $29,604 and $41,609, respectively)	23,837	32,192
Non-control / Non-affiliate investments (cost of $1,000,290 and $717,253, respectively)	1,002,449	809,064
Total investments (cost of $1,066,598 and $797,856, respectively)	1,051,074	873,470
Cash and cash equivalents	13,226	31,685
Restricted cash	—	15,057
Interest receivable	8,600	5,551
Deferred credit facility costs	2,848	2,308
Other assets	14,432	9,047
Total assets	$1,090,180	$937,118

LIABILITIES
KeyBank Credit Facility	$220,000	$81,000
August 2026 Notes, net of $2,391 and $2,679, respectively, of unamortized deferred financing costs	122,609	122,321
2025 Notes, net of $3,021 and $3,616, respectively, of unamortized deferred financing costs	121,979	121,384
December 2026 Notes, net of $1,661 and $1,842, respectively, of unamortized deferred financing costs	73,339	73,158
Convertible Notes, net of $2,201 and $2,515, respectively, of unamortized deferred financing costs and discount	47,799	47,485
Credit Suisse Credit Facility	—	10,000
Distribution payable	17,873	9,803
Security deposits	12,515	10,840
Accounts payable, accrued expenses and other liabilities	15,724	14,594
Total liabilities	631,838	490,585

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 31,355,832 and 27,229,541 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	31	27
Paid-in capital in excess of par	430,464	368,609
Distributable earnings/(accumulated loss)	27,847	77,897
Total net assets	458,342	446,533
Total liabilities and net assets	$1,090,180	$937,118
NET ASSET VALUE PER SHARE	$14.62	$16.40

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Interest income:
Control investments	$1,365	$1,266	$2,738	$2,572
Affiliate investments	433	443	862	882
Non-Control / Non-Affiliate investments	30,713	16,405	57,317	31,004
Total interest income	32,511	18,114	60,917	34,458
Fee income:
Non-Control / Non-Affiliate investments	947	1,362	4,386	2,337
Total fee income	947	1,362	4,386	2,337
Total investment income	33,458	19,476	65,303	36,795

EXPENSES:
Interest expense and other debt financing costs	7,761	4,425	14,559	9,041
Compensation and benefits	6,877	3,370	13,331	7,366
Professional fees	891	570	1,723	1,216
General and administrative	1,558	1,031	3,035	1,780
Total expenses	17,087	9,396	32,648	19,403

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	16,371	10,080	32,655	17,392

Excise tax expense	657	—	1,331	58

NET INVESTMENT INCOME	15,714	10,080	31,324	17,334

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	(228)	—	(228)	—
Affiliate investments	(9,633)	1,491	(9,633)	—
Non-Control / Non-Affiliate investments	244	504	52,888	4,590
Net realized gain/(loss) from investments	(9,617)	1,995	43,027	4,590

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(804)	(4,530)	(5,136)	(12,084)
Affiliate investments	6,913	(1,892)	3,650	(8,204)
Non-Control / Non-Affiliate investments	(19,929)	19,052	(89,652)	48,394
Net change in unrealized appreciation/(depreciation) from investments	(13,820)	12,630	(91,138)	28,106

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(7,723)	$24,705	$(16,787)	$50,030

NET INVESTMENT INCOME PER SHARE - BASIC	$0.51	$0.38	$1.07	$0.69
NET INVESTMENT INCOME PER SHARE - DILUTED(1)	$0.48	0.38	$1.02	$0.69

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC & DILUTED	$(0.25)	$0.93	$(0.58)	$2.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	30,955,022	26,478,747	29,188,790	25,024,925
(1)	Diluted net investment income per share for the three and six months ended June 30, 2022 has been calculated based on diluted weighted average shares of 34,331,597 and 32,565,365.

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended June 30, 2022:

				Distributable
				Earnings /
	Common Stock		Paid In Capital	(Accumulated	Total
	Shares	Par Value	in Excess of Par	Loss)	Net Assets
Balance as of March 31, 2022	27,982,842	$28	$370,570	$53,443	$424,041
Issuance of common stock pursuant to distribution reinvestment plan	30,800	—	588	—	588
Stock based compensation	—	—	1,767	—	1,767
Issuance of restricted stock awards	13,540	—	—	—	—
Issuance of common stock, net of issuance costs	3,344,214	3	57,911	—	57,914
Retired and forfeited shares of restricted stock	(15,564)	—	(372)	—	(372)
Distributions to stockholders	—	—	—	(17,873)	(17,873)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(7,723)	(7,723)
Balance as of June 30, 2022	31,355,832	$31	$430,464	$27,847	$458,342

Three Months Ended June 30, 2021:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of March 31, 2021	26,415,275	$26	$368,245	$(6,708)	$361,563
Issuance of common stock pursuant to distribution reinvestment plan	75,999	—	1,134	—	1,134
Distributions to stockholders	—	—	—	(7,682)	(7,682)
Net increase/(decrease) in net assets resulting from operations	—	—	—	24,705	24,705
Balance as of June 30, 2021	26,491,274	$26	$369,379	$10,315	$379,720

Six Months Ended June 30, 2022:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2021	27,229,541	$27	$368,609	$77,897	$446,533
Issuance of common stock pursuant to distribution reinvestment plan	90,334	—	1,642	—	1,642
Stock based compensation	—	—	2,677	—	2,677
Issuance of restricted stock	718,263	1	—	—	1
Issuance of common stock, net of issuance costs	3,344,214	3	57,911	—	57,914
Retired and forfeited shares of restricted stock	(26,520)	—	(375)	—	(375)
Distributions to stockholders	—	—	—	(33,263)	(33,263)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(16,787)	(16,787)
Balance as of June 30, 2022	31,355,832	$31	$430,464	$27,847	$458,342

Six Months Ended June 30, 2021:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2020	18,321,274	$18	$263,366	$(24,636)	$238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Issuance of common stock pursuant to distribution reinvestment plan	163,709	—	2,275	—	2,275
Distributions to stockholders	—	—	—	(15,079)	(15,079)
Net increase/(decrease) in net assets resulting from operations	—	—	—	50,030	50,030
Balance as of June 30, 2021	26,491,274	$26	$369,379	$10,315	$379,720

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$(16,787)	$50,030
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(413,615)	(208,232)
Proceeds from sales and paydowns of investments	203,416	146,879
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	91,138	(27,823)
Net realized gain/(loss) from investments	(43,027)	(4,590)
Accretion of original issue discounts and end of term payments on investments	(15,516)	(10,279)
Amortization of deferred financing costs	1,653	—
Stock-based compensation	2,677	1,837
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(3,049)	(597)
(Increase)/Decrease in receivable from sale of investments	(3,086)	(554)
(Increase)/Decrease in other assets	(2,323)	(2,357)
Increase/(Decrease) in security deposits	1,675	938
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	1,130	(151)
Net cash provided by/(used in) operating activities	(195,714)	(54,899)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	24	(822)
Net cash provided by/(used in) investing activities	24	(822)

Cash flows provided by/(used in) financing activities
Issuance of common stock	60,417	112,088
Common stock issuance costs	(2,503)	(7,880)
Retirement of employee shares	(375)	—
Cash distributions paid	(23,550)	(10,069)
Debt issuance costs	(815)	(54)
Borrowings under Credit Facilities	184,000	25,000
Repayments under Credit Facilities	(55,000)	(90,000)
Net cash provided by/(used in) financing activities	162,174	29,085

Net increase/(decrease) in cash, cash equivalents and restricted cash	(33,516)	(26,636)
Cash, cash equivalents and restricted cash at beginning of period	46,742	61,101
Cash, cash equivalents and restricted cash at end of period	$13,226	$34,465

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$12,279	$6,829
Accrued but unpaid distributions	$17,873	$7,682
Distributions reinvested	$1,642	$2,275
Income tax, including excise tax, paid	$310	$79
Change to investments and net assets related to adoption of ASU 2020-06	$—	$(462)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$13,226	$19,124
Restricted cash	—	15,341
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$13,226	$34,465

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Accommodation and Food Services (7)
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$3,905	$3,915	$3,915

Sub-total: Accommodation and Food Services (0.4%)*					$3,905	$3,915	$3,915

Administrative and Support and Waste Management and Remediation (7)
Qwick, Inc.	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$4,966	$5,169

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Fixed interest rate 10.5%; EOT 3.0%	$23,000	$22,834	$22,626

SeaOn Environmental, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	June 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$6,750	$6,731	$6,731

Sub-total: Administrative and Support and Waste Management and Remediation (3.2%)*					$34,750	$34,531	$34,526

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	January 1, 2026	Variable interest rate LIBOR + 11.0% or Floor rate 10.1% ⁽⁸⁾	$10,000	$9,396	$9,294

Robotany, Inc.	Equipment Financing⁽¹⁴⁾	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 17.3%	$906	$1,289	$1,271

Sub-total: Agriculture, Forestry, Fishing and Hunting (1.0%)*					$10,906	$10,685	$10,565

Arts, Entertainment, and Recreation (7)
SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$3,000	$2,924	$2,924

Sub-total: Arts, Entertainment, and Recreation (0.3%)*					$3,000	$2,924	$2,924

Construction (7)
Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$264	$312	$308
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	354	400	393
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	444	498	488
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	524	583	572
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	1,070	1,166	1,146
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	1,211	1,254	1,241
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	2,159	2,178	2,178
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	989	990	990
	Equipment Financing	June 13, 2022	June 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	1,500	1,497	1,497
Total Dandelion Energy, Inc.					8,515	8,878	8,813

Sub-total: Construction (0.8%)*					$8,515	$8,878	$8,813

Educational Services (7)
Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$6,000	$6,039	$5,999
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	1,998	1,987
Total Medical Sales Training Holding Company					8,000	8,037	7,986

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	September 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	$7,500	$7,640	$6,822
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	2,500	2,524	2,194
Total Yellowbrick Learning, Inc.					10,000	10,164	9,016

Sub-total: Educational Services (1.6%)*					$18,000	$18,201	$17,002

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Finance and Insurance (7)
BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,225	$4,945

DailyPay, Inc.	Secured Loan	September 30, 2020	November 1, 2024	Variable interest rate Prime + 7.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	$16,651	$17,238	$17,210
	Secured Loan	December 30, 2020	January 1, 2025	Variable interest rate Prime + 7.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	4,408	4,546	4,524
Total DailyPay, Inc.					21,059	21,784	21,734

Petal Card, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$10,000	$10,183	$10,208
	Secured Loan	August 6, 2021	October 1, 2024	Variable interest rate Prime + 4.3% or Floor rate 11.5% ⁽⁸⁾	7,000	6,957	7,020
	Secured Loan (12)(14)	January 28, 2021	January 1, 2024	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 0.0% ⁽⁸⁾	17,748	18,815	18,973
Total Petal Card, Inc.					34,748	35,955	36,201

Stilt, Inc.	Secured Loan (12)(14)	February 10, 2022	August 1, 2024	Variable interest rate SOFR 30 Day Forward + 1.0% or Floor rate 11.0% ⁽⁸⁾	$3,824	$4,022	$3,823

Sub-total: Finance and Insurance (6.1%)*					$64,631	$66,986	$66,703

Health Care and Social Assistance (7)
FemTec Health, Inc.	Secured Loan	December 1, 2021	February 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$10,000	$10,747	$9,799
	Secured Loan	July 23, 2021	September 1, 2022	Fixed interest rate 11.0%	2,151	2,150	2,162
	Secured Loan	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	3,000	3,053	2,921
Total FemTec Health, Inc. (20)					15,151	15,950	14,882

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$4,766	$4,772	$4,863
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	5,000	4,888	4,992
Total Lark Technologies, Inc.					9,766	9,660	9,855

WorkWell Prevention & Care Inc.	Secured Loan(14)(18)	January 16, 2020	July 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,659	$834
	Secured Loan(14)(18)	January 16, 2020	July 1, 2024	Fixed interest rate 8.0%	700	718	173
Total WorkWell Prevention & Care Inc. (20)					4,070	4,377	1,007

Sub-total: Health Care and Social Assistance (2.4%)*					$28,987	$29,987	$25,744

Information (7)
Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$12,000	$11,989	$12,185
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	8,000	7,962	8,101
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	6,907	7,050
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,000	4,996	5,106
Total Rigetti & Co, Inc.					32,000	31,854	32,442

Stratifyd, Inc.	Secured Loan	September 3, 2021	January 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$6,000	$5,994	$6,137

Whip Networks, Inc.	Secured Loan	June 14, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$5,000	$5,028	$4,971
	Secured Loan	September 10, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	1,000	1,003	991
	Secured Loan	February 3, 2022	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	4,000	3,988	3,939
Total Whip Networks, Inc.					10,000	10,019	9,901

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$4,995	$4,959

Sub-total: Information (4.9%)*					$53,000	$52,862	$53,439

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Information, Continued (7)

Management of Companies and Enterprises (7)
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$24,900	$24,900
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	14,933	14,933
Total Bestow, Inc.					40,000	39,833	39,833

Exer Holdings, LLC	Secured Loan	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,361	$21,859
	Secured Loan	February 18, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	7,500	7,436	7,282
Total Exer Holdings, LLC					30,000	29,797	29,141

Sub-total: Management of Companies and Enterprises (6.3%)*					$70,000	$69,630	$68,974

Manufacturing (7)
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.6%; EOT 9.0%	$3,172	$3,208	$3,001
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.4%; EOT 9.0%	1,493	1,497	1,497
Total 3DEO, Inc.					4,665	4,705	4,498

Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	January 1, 2026	Fixed interest rate 11.0%; EOT 7.0%	$19,944	$20,111	$19,978
	Equipment Financing	March 16, 2022	April 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	4,976	4,987	4,969
Total Athletic Brewing Company, LLC					24,920	25,098	24,947

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$1,370	$1,403	$1,401

Cepton Technologies, Inc.	Secured Loan	January 4, 2022	February 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$10,000	$9,855	$10,026

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$322	$342	$342
	Equipment Financing	July 7, 2021	August 1, 2024	Fixed interest rate 9.5%; EOT 7.5%	1,582	1,651	1,641
	Equipment Financing	August 17, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 7.5%	783	812	811
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	455	471	470
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	877	896	894
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	2,107	2,111	2,111
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	948	942	942
	Equipment Financing	June 1, 2022	July 1, 2025	Fixed interest rate 10.1%; EOT 7.5%	3,808	3,791	3,791
Total Daring Foods, Inc.					10,882	11,016	11,002

Deerfield Imaging Holdings, Inc.	Secured Loan⁽¹⁴⁾	April 14, 2022	May 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,250	$18,213	$18,213

Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$486	$502	$493
	Equipment Financing⁽¹⁴⁾	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	715	725	715
	Equipment Financing⁽¹⁴⁾	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.0%	1,898	1,897	1,897
Total Eterneva, Inc.					3,099	3,124	3,105

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	$20,000	$17,738	$18,581
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	20,000	17,612	17,612
Total Footprint International Holding, Inc.					40,000	35,350	36,193

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Manufacturing, Continued (7)
Hadrian, Inc.	Equipment Financing	March 2, 2022	October 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$471	$469	$472
	Equipment Financing	May 6, 2022	December 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	4,787	4,763	4,763
Total Hadrian, Inc.					5,258	5,232	5,235

Happiest Baby, Inc.	Equipment Financing	January 16, 2020	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$98	$259	$255
	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	145	263	261
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	191	295	293
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	363	466	462
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	663	764	759
	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	597	662	657
Total Happiest Baby, Inc.					2,057	2,709	2,687

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$5,687	$5,700	$5,743

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$30,000	$29,785	$29,562

Miyoko's Kitchen	Equipment Financing	February 19, 2020	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$62	$138	$136
	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	285	368	365
	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	321	368	365
	Equipment Financing	June 25, 2021	January 1, 2024	Fixed interest rate 8.9%; EOT 9.0%	372	407	403
Total Miyoko's Kitchen					1,040	1,281	1,269

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$1,346	$1,570	$1,559
	Equipment Financing	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 15.7%	323	377	386
	Equipment Financing	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 16.3%	550	629	640
	Equipment Financing	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 17.8%	434	481	478
Total Molekule, Inc.					2,653	3,057	3,063

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$17,500	$17,425	$17,879
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	2,500	2,510	2,517
Total Quip NYC, Inc.					20,000	19,935	20,396

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$4,881	$5,057

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$393	$433	$428
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	2,594	2,569	2,562
Total The Fynder Group, Inc.					2,987	3,002	2,990

Vertical Communications, Inc.	Secured Loan⁽¹⁴⁾	August 23, 2021	March 1, 2026	Fixed interest rate 11.0%; EOT 23.8%	$13,300	$15,268	$13,837

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0% ⁽⁸⁾	$15,000	$14,941	$15,362

VitaCup, Inc.	Secured Loan	June 23, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,500	$5,563

Sub-total: Manufacturing (20.2%)*					$221,668	$220,055	$220,149

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Other Services (except Public Administration) (7)
Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	$5,000	$4,895	$4,895

Sub-total: Other Services (except Public Administration)(0.4%)*					$5,000	$4,895	$4,895

Professional, Scientific, and Technical Services (7)
AllSeated, Inc.	Secured Loan	February 28, 2022	March 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.5% ⁽⁸⁾	$6,000	$5,983	$6,101

BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$239	$430	$425
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	41	63	62
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	362	516	509
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	80	108	106
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	85	113	112
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	89	116	114
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	308	394	389
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	422	531	523
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	378	469	462
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	396	486	478
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	353	428	421
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	109	131	130
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	723	857	847
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	820	944	930
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	151	171	169
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	1,990	2,162	2,133
Total BackBlaze, Inc.					6,546	7,919	7,810

Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	18,929	18,960	18,792

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$1,815	$1,897	$1,887
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	543	564	561
Total Commonwealth Fusion Systems, LLC					2,358	2,461	2,448

Core Scientific, Inc.	Equipment Financing	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$778	$801	$801
	Equipment Financing	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	11,555	11,799	11,802
	Equipment Financing	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	4,258	4,336	4,338
	Equipment Financing	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	9,012	9,127	9,130
Total Core Scientific, Inc.					25,603	26,063	26,071

Edeniq, Inc.	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%	$5,267	$1,707	$5,331

Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$7,658	$8,046	$8,016

Emergy, Inc.	Equipment Financing	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$348	$381	$378
	Equipment Financing	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	9,684	9,967	9,840
Total Emergy, Inc.					10,032	10,348	10,218

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Professional, Scientific, and Technical Services, Continued
Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$7,000	$6,942	$6,942

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,500	$4,450	$4,450

Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$2,050	$2,203	$2,184
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	3,042	3,202	3,180
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,665	1,728	1,705
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	965	1,001	982
Total Greenlight Biosciences Inc.					7,722	8,134	8,051

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	October 1, 2024	Fixed interest rate 11.8%; EOT 16.4%	$6,149	$6,958	$5,853

Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$29,812	$30,433

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,500	$12,558	$12,824

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$131	$152	$152
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	925	1,049	1,052
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	296	327	328
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	492	536	538
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,984	5,132
	Secured Loan	February 28, 2022	March 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,975	5,119
	Secured Loan	March 30, 2022	April 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,970	5,096
	Secured Loan	May 6, 2022	June 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,961	4,961
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,954	4,954
Total Pendulum Therapeutics, Inc.					26,844	26,908	27,332

Reciprocity, Inc.	Secured Loan	September 25, 2020	October 1, 2024	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	$9,420	$9,466	$9,439
	Secured Loan	April 29, 2021	May 1, 2025	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	5,000	5,008	4,954
Total Reciprocity, Inc.					14,420	14,474	14,393

Smartly, Inc.	Secured Loan	May 16, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,854	$9,854

Sun Basket, Inc.	Secured Loan	December 31, 2020	April 1, 2023	Variable interest rate Prime + 8.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$16,905	$17,961	$17,388

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$4,966	$4,967

Utility Associates, Inc.	Secured Loan (18)	January 16, 2020	September 30, 2023	PIK Fixed interest rate 11.0% (15)	$750	$830	$729

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$14,977	$15,395

Sub-total: Professional, Scientific, and Technical Services (22.3%)*					$239,183	$240,311	$243,398

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Real Estate (7)
Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,694	$14,337
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	1,993	1,947
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,257	4,152
Total Knockaway, Inc.					21,009	20,944	20,436

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,060	$5,140
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,601	12,814
Total Orchard Technologies, Inc.					17,500	17,661	17,954

Wanderjaunt, Inc.	Equipment Financing(18)	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$155	$201	$20
	Equipment Financing(18)	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	545	699	61
	Equipment Financing(18)	January 7, 2022	August 1, 2025	Fixed interest rate 10.3%; EOT 11.0%	2,649	2,658	114
	Equipment Financing(18)	March 4, 2022	October 1, 2025	Fixed interest rate 10.2%; EOT 11.0%	2,133	2,121	88
Total Wanderjaunt, Inc.					5,482	5,679	283

Sub-total: Real Estate (3.5%)*					$43,991	$44,284	$38,673

Rental and Leasing Services(7)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$2,238	$2,510	$2,525
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	899	989	993
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	411	446	448
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	1,299	1,408	1,417
Total EquipmentShare, Inc.					4,847	5,353	5,383

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$17,998	$18,156

NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	$5,000	$5,065	$5,100
	Secured Loan	December 15, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,000	2,028	2,040
	Secured Loan	February 23, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,500	2,515	2,577
	Secured Loan	March 16, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	3,000	3,012	3,098
	Secured Loan	April 18, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,500	2,490	2,550
	Secured Loan	April 18, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,500	2,490	2,550
	Secured Loan	May 17, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	5,000	4,965	5,100
	Secured Loan	June 22, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,500	2,470	2,550
Total NextCar Holding Company, Inc.					25,000	25,035	25,565

Sub-total: Rental and Leasing Services (4.5%)*					$47,847	$48,386	$49,104

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Retail Trade (7)
Fernished, Inc.	Equipment Financing⁽¹⁴⁾	October 29, 2021	November 1, 2024	Fixed interest rate 13.4%; EOT 3.0%	$401	$404	$407
	Equipment Financing⁽¹⁴⁾	March 21, 2022	April 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	1,387	1,382	1,345
	Equipment Financing⁽¹⁴⁾	May 10, 2022	June 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	975	969	969
Total Fernished, Inc.					2,763	2,755	2,721

Gobble, Inc.	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$1,566	$1,780	$1,762
	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	788	895	886
Total Gobble Inc.					2,354	2,675	2,648

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$2,000	$1,904	$1,941

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$4,844	$4,925	$4,945
	Secured Loan	October 25, 2021	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	3,963	3,982	4,000
Total Super73, Inc.					8,807	8,907	8,945

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$15,000	$15,778	$15,202

Sub-total: Retail Trade (2.9%)*					$30,924	$32,019	$31,457

Space Research and Technology (7)
Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$29,975	$30,755

Sub-total: Space Research and Technology (2.8%)*					$30,000	$29,975	$30,755

Wholesale Trade (7)
BaubleBar, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$2,084	$3,014	$2,904

Grandpad, Inc.	Equipment Financing	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$1,188	$1,317	$1,312
	Equipment Financing	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	1,578	1,730	1,724
Total Grandpad, Inc.					2,766	3,047	3,036

Sub-total: Wholesale Trade (0.5%)*					$4,850	$6,061	$5,940

Total: Debt Securities- United States (84.1%)*					$919,157	$924,585	$916,976

Debt Securities- Canada

Information (7)
Hut 8 Holdings, Inc. (10)	Equipment Financing	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$25,383	$25,477	$25,320

Sub-total: Information (2.3%)*					$25,383	$25,477	$25,320

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada, Continued

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Secured Loan	August 27, 2021	September 1, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	$10,000	$9,698	$9,938
	Secured Loan	June 8, 2022	July 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	5,000	4,750	4,750
Total Nexii Building Solutions, Inc.					15,000	14,448	14,688

Sub-total: Manufacturing (1.3%)*					$15,000	$14,448	$14,688

Transportation and Warehousing (7)
GoFor Industries, Inc. (10)	Secured Loan(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,792	$9,660	$3,838

Sub-total: Transportation and Warehousing (0.4%)*					$9,792	$9,660	$3,838

Utilities (7)
Invenia, Inc.	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$2,000	$2,451	$2,427
	Secured Loan	January 16, 2020	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	1,371	1,572	1,556
	Secured Loan	January 16, 2020	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	1,711	1,835	1,831
	Secured Loan	January 17, 2020	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,390	2,565	2,547
	Secured Loan	June 8, 2020	July 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,920	3,063	3,063
	Secured Loan	October 29, 2020	November 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,157	4,309	4,301
Total Invenia, Inc. (10)					14,549	15,795	15,725

Sub-total: Utilities (1.4%)*					$14,549	$15,795	$15,725

Total: Debt Securities- Canada (5.5%)*					$64,724	$65,380	$59,571

Debt Securities- Europe

Manufacturing (7)
Aledia, Inc. (10)	Equipment Financing⁽¹⁴⁾	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$16,774	$16,868	$16,880
	Equipment Financing⁽¹⁴⁾	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	1,174	1,166	1,166
Total Aledia, Inc.					17,948	18,034	18,046

Sub-total: Manufacturing (1.7%)*					$17,948	$18,034	$18,046

Total: Debt Securities- Europe (1.7%)*					$17,948	$18,034	$18,046

Total: Debt Securities (91.2%)(19)*					$1,001,829	$1,007,999	$994,593

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Administrative and Support and Waste Management and Remediation (7)

Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	16,956	$2.79	$96	$64

BetterLeap, Inc.	Warrant⁽¹⁴⁾	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$38

RTS Holding, Inc.	Warrant⁽¹⁴⁾	December 10, 2021	December 10, 2031	Preferred Series C	3,857	$205.28	$153	$184

Sub-Total: Administrative and Support and Waste Management and Remediation (0.0%)*							$287	$286

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$1,372
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	569
	Warrant⁽¹⁴⁾	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	616	518
Total Bowery Farming, Inc.							1,186	2,459

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$129	$37

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.2%)*							$1,315	$2,496

Arts, Entertainment, and Recreation (7)
SI Tickets, Inc.	Warrant⁽¹⁴⁾	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$199

Sub-total: Arts, Entertainment, and Recreation (0.0%)*							$162	$199

Construction (7)
Project Frog, Inc. (20)	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Preferred Series AA	211,633	$0.19	$9	$—
	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Common Stock	180,356	$0.19	9	—
	Warrant⁽¹⁴⁾	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	22
Total Project Frog, Inc.							38	22

Sub-Total: Construction (0.0%)*							$38	$22

Educational Services (7)
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$62

Yellowbrick Learning, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$7

Sub-Total: Educational Services (0.0%)*							$228	$69

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Finance and Insurance (7)
DailyPay, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$720

Petal Card, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$1,233
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	797
	Warrant⁽¹⁴⁾	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	528
Total Petal Card, Inc.							656	2,558

RealtyMogul, Co.	Warrant⁽¹⁴⁾	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$23

Stilt, Inc.	Warrant⁽¹⁴⁾	February 10, 2022	February 10, 2032	Common Stock	67,465	$0.01	$106	$117

Sub-Total: Finance and Insurance (0.3%)*							$1,198	$3,418

Health Care and Social Assistance (7)
Lark Technologies, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$461
	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	479
Total Lark Technologies, Inc.							435	940

Sub-Total: Health Care and Social Assistance (0.1%)*							$435	$940

Information (7)
Everalbum, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$1

Figg, Inc.	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	March 31, 2028	Common Stock	935,198	$0.10	$—	$—

Firefly Systems, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$465

Gtxcel, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$8
	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	8
Total Gtxcel, Inc.							166	16

Lucidworks, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,615

RapidMiner, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$—

Stratifyd, Inc.	Warrant⁽¹⁴⁾	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$83	$27

Sub-Total: Information (0.2%)*							$1,890	$2,124

Management of Companies and Enterprises (7)

Exer Holdings, LLC	Warrant⁽¹⁴⁾	November 19, 2021	November 19, 2031	Common Stock	281	$479.25	$93	$59

Sub-Total: Management of Companies and Enterprises (0.0%)*							$93	$59

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Manufacturing (7)
3DEO, Inc.	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$37

Bolb, Inc.	Warrant⁽¹⁴⁾	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$10

Daring Foods, Inc.	Warrant⁽¹⁴⁾	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$666

Footprint International Holding, Inc.	Warrant⁽¹⁴⁾	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$926
	Warrant⁽¹⁴⁾	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	1,903
	Warrant⁽¹⁴⁾	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	359
Total Footprint International Holding, Inc.							$4,614	3,188

Happiest Baby, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$262

Mainspring Energy, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$462
	Warrant⁽¹⁴⁾	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	$268
	Warrant⁽¹⁴⁾	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	430
Total Mainspring Energy, Inc.							$853	1,160

Molekule, Inc.	Warrant⁽¹⁴⁾	June 19, 2020	June 19, 2030	Common Stock	3,205	$3.12	$8	$11
	Warrant⁽¹⁴⁾	June 1, 2022	June 1, 2032	Preferred Series 1	257,135	$0.39	22	22
	Warrant⁽¹⁴⁾	June 19, 2020	June 19, 2030	Preferred Series 2	100,000	$1.00	8	11
Total Molekule, Inc.							$38	44

Quip NYC, Inc.	Warrant⁽¹⁴⁾	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$203	$458

SBG Labs, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$—
	Warrant⁽¹⁴⁾	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	—
	Warrant⁽¹⁴⁾	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	—
	Warrant⁽¹⁴⁾	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	—
	Warrant⁽¹⁴⁾	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	—
Total SBG Labs, Inc.							217	—

Space Perspective, Inc.	Warrant⁽¹⁴⁾	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75	$256	$252

Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,058

The Fynder Group, Inc.	Warrant⁽¹⁴⁾	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$322

Vertical Communications, Inc. (20)	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$29

VitaCup, Inc.	Warrant⁽¹⁴⁾	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$6

Sub-Total: Manufacturing (0.8%)*							$7,675	$8,492

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Other Services (except Public Administration) (7)
Rinse, Inc.	Warrant⁽¹⁴⁾	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$120

Sub-total: Other Services (except Public Administration)(0.0%)*							$118	$120

Pharmaceutical (7)
Zosano Pharma Corporation	Warrant (9)	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$—

Sub-Total: Pharmaceutical (0.0%)*							$69	$—

Professional, Scientific, and Technical Services (7)
All Seated, Inc.	Warrant⁽¹⁴⁾	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$29

Crowdtap, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$172
	Warrant⁽¹⁴⁾	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	39
Total Crowdtap, Inc.							51	211

Dynamics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$85	$—

E La Carte, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	April 28, 2027	Preferred Series A	497,183	$0.30	$185	$2,159
	Warrant⁽¹⁴⁾	January 16, 2020	July 28, 2027	Common Stock	104,284	$7.49	14	259
	Warrant⁽¹⁴⁾	January 16, 2020	April 28, 2027	Preferred Series AA-1	106,841	$7.49	14	122
Total E La Carte, Inc.							213	2,540

Edeniq, Inc.	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$8
	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	18
	Warrant(11)(14)	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	—
	Warrant(11)(14)	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	99
	Warrant(14)	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	36
Total Edeniq, Inc.(20)							7	161

Eqis Capital Management, Inc.	Warrant⁽¹⁴⁾	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.99	$10	$10

Grabit Interactive Media, Inc.	Warrant⁽¹⁴⁾	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$39	$25

Hologram, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$658

Hospitalists Now, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$887
	Warrant⁽¹⁴⁾	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	4,898
Total Hospitalists Now, Inc.							462	5,785

Incontext Solutions, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant⁽¹⁴⁾	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$248

Pendulum Therapeutics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$14
	Warrant⁽¹⁴⁾	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	9
	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	16
Total Pendulum Therapeutics, Inc.							198	39

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Professional, Scientific, and Technical Services, Continued (7)
Reciprocity, Inc.	Warrant⁽¹⁴⁾	September 25, 2020	September 25, 2030	Common Stock	114,678		$4.17		$99	$77
	Warrant⁽¹⁴⁾	April 29, 2021	April 29, 2031	Common Stock	57,195		$4.17		54	38
Total Reciprocity, Inc.									153	115

Resilinc, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 15, 2025	Preferred Series A	589,275		$0.51		$40	$—

Smartly, Inc.	Warrant⁽¹⁴⁾	May 16, 2022	May 16, 2034	Common Stock	68,939		$1.10		$84	$89

Sun Basket, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 5, 2027	Common Stock	103,636		$14.47		$111	$8
	Warrant⁽¹⁴⁾	December 31, 2020	December 29, 2032	Common Stock	33,348		$3.17		546	191
Total Sun Basket, Inc.									657	199

TMRW Life Sciences, Inc.	Warrant⁽¹⁴⁾	April 29, 2022	April 29, 2032	Preferred Class A	537,966		$2.09		$160	$78

Utility Associates, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2025	Preferred Series A	92,511		$4.54		$55	$—
	Warrant⁽¹⁴⁾	January 16, 2020	May 1, 2026	Preferred Series A	60,000		$4.54		36	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 22, 2027	Preferred Series A	200,000		$4.54		120	—
Total Utility Associates, Inc.									211	—

ZenDrive, Inc.	Warrant⁽¹⁴⁾	July 16, 2021	July 16, 2031	Common Stock	30,466		$2.46		$29	$20

Sub-Total: Professional, Scientific, and Technical Services (0.9%)*									$2,570	$10,207

Real Estate (7)
Egomotion Corporation	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	December 10, 2028	Preferred Series A	60,786		$1.32		$—	$46
	Warrant⁽¹⁴⁾	January 16, 2020	June 29, 2028	Preferred Series A	121,571		$1.32		219	93
Total Egomotion Corporation									219	139

Knockaway, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 24, 2029	Preferred Series B	87,955		$8.53		$209	$—
	Warrant⁽¹⁴⁾	November 10, 2021	November 10, 2031	Common Stock	148,730		$7.74		265	4
Total Knockaway, Inc.									474	4

Sub-Total: Real Estate (0.0%)*									$693	$143

Rental and Leasing Services (7)

Maxwell Financial Labs, Inc.	Warrant⁽¹⁴⁾	October 7, 2020	October 7, 2030	Common Stock	106,735		$0.29		$20	$318
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	110,860		$0.29		34	330
	Warrant⁽¹⁴⁾	September 30, 2021	September 30, 2031	Common Stock	79,135		$1.04		148	210
Total Maxwell Financial Labs, Inc.									202	858

NextCar Holding Company, Inc.	Warrant⁽¹⁴⁾	December 14, 2021	December 14, 2026	Preferred Series A	169,898	(13)	$2.81	(13)	$35	$26
	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2032	Preferred Series A	13,273	(13)	$2.81	(13)	3	5
	Warrant⁽¹⁴⁾	March 16, 2022	March 16, 2032	Preferred Series A	15,928	(13)	$2.81	(13)	3	6
	Warrant⁽¹⁴⁾	April 18, 2022	April 18, 2032	Preferred Series A	146,006	(13)	$2.81	(13)	6	52
Total NextCar Holding Company, Inc.									47	89

Sub-Total: Rental and Leasing Services (0.1%)*									$249	$947

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Retail Trade (7)
Boosted eCommerce, Inc.	Warrant⁽¹⁴⁾	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$79

Fernished, Inc.	Warrant⁽¹⁴⁾	May 5, 2021	May 5, 2031	Common Stock	54,427	$0.15	$39	$30

Gobble, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 9, 2028	Common Stock	74,635	$1.20	$73	$48
	Warrant⁽¹⁴⁾	January 16, 2020	December 27, 2029	Common Stock	10,000	$1.22	617	358
Total Gobble, Inc.							690	406

Madison Reed, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$300
	Warrant⁽¹⁴⁾	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	118
	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	93
Total Madison Reed, Inc.							312	511

Portofino Labs, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	39,659	$1.53	$160	$109
	Warrant⁽¹⁴⁾	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	100	45
Total Portofino Labs, Inc.							260	154

Super73, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$136

Trendly, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$221	$37

Sub-Total: Retail Trade (0.1%)*							$1,886	$1,353

Space Research and Technology (7)
Axiom Space, Inc.	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$62
	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	10
Total Axiom Space, Inc.							160	72

Sub-Total: Space Research and Technology (0.0%)*							$160	$72

Wholesale Trade (7)
BaubleBar, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$639	$483
	Warrant⁽¹⁴⁾	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	54
Total BaubleBar, Inc.							711	537

GrubMarket, Inc.	Warrant⁽¹⁴⁾	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$703

Sub-Total: Wholesale Trade (0.1%)*							$826	$1,240

Total: Warrant Investments- United States (3.0%)*							$19,892	$32,187

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Warrant⁽¹⁴⁾	August 27, 2021	August 27, 2026	Common Stock	63,071	(13)	$15.86	(13)	$410	$386
	Warrant⁽¹⁴⁾	June 8, 2022	June 8, 2027	Common Stock	24,196	(13)	$15.96	(13)	204	204
Total Nexii Building Solutions, Inc.									614	590

Sub-Total: Manufacturing (0.1%)*									$614	$590

Transportation and Warehousing (7)
GoFor Industries, Inc. (10)	Warrant⁽¹⁴⁾	January 21, 2022	February 21, 2022	Common Stock	171,954		$0.45		$105	$—

Sub-Total: Transportation and Warehousing (0.0%)*									$105	$—

Total: Warrant Investments- Canada (0.1%)*									$719	$590

Warrant Investments- Europe

Manufacturing (7)

Aledia, Inc. (10)	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Preferred Series D-3	33,552	(13)	$148.92	(13)	$130	$415

Sub-Total: Manufacturing (0.0%)*									$130	$415

Total: Warrant Investments- Europe (0.0%)*									$130	$415

Total: Warrant Investments- (3.0%)(19)*									$20,741	$33,192

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States
Construction (7)
Project Frog, Inc.	Equity⁽¹⁴⁾	January 16, 2020	4,383,173	Preferred Series AA-1⁽¹⁷⁾	$351	$17
	Equity⁽¹⁴⁾	January 16, 2020	3,401,427	Preferred Series BB⁽¹⁷⁾	1,333	40
	Equity⁽¹⁴⁾	August 3, 2021	6,634,061	Common Stock	1,684	10
	Equity⁽¹⁴⁾	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,254	296
Total Project Frog, Inc. (20)					4,622	363

Sub-Total: Construction (0.0%)*					$4,622	$363

Health Care and Social Assistance (7)
FemTec, Inc. (20)	Equity⁽¹⁴⁾	July 22, 2021	1,098,093	Common Stock	$13,046	$8,956

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$457

WorkWell Prevention & Care Inc.	Equity⁽¹⁴⁾	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity⁽¹⁴⁾	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity⁽¹⁴⁾	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (20)					6,720	—

Sub-Total: Health Care and Social Assistance (0.9%)*					$20,266	$9,413

Information (7)
Rigetti & Co, Inc.	Equity(9)(14)	February 25, 2022	50,000	Common Stock	$500	$184
	Equity(9)(14)	May 18, 2021	757,297	Common Stock	506	2,670
Total Rigetti & Co, Inc.					1,006	2,854

Sub-Total: Information (0.3%)*					$1,006	$2,854

Manufacturing (7)
Hadrian, Inc.	Equity⁽¹⁴⁾	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$500

Mainspring Energy, Inc.	Equity⁽¹⁴⁾	March 30, 2022	$500	Convertible Note⁽¹⁶⁾	$500	$500

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021	3,320	Preferred Series B-1⁽¹⁷⁾	$500	$445

Store Intelligence, Inc. (20)	Equity⁽¹⁴⁾	May 2, 2020	1,430,000	Preferred Series A⁽¹⁷⁾	$608	$—

Tarana Wireless, Inc.	Equity⁽¹⁴⁾	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$487

Vertical Communications, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity⁽¹⁴⁾	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	3,550
Total Vertical Communications, Inc. (20)					3,966	3,550

Sub-Total: Manufacturing (0.5%)*					$6,574	$5,482

Professional, Scientific, and Technical Services (7)
Dynamics, Inc.	Equity⁽¹⁴⁾	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Edeniq, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	2,527,449	Preferred Series B⁽¹⁷⁾	$—	$66
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	98
	Equity⁽¹¹⁾⁽¹⁴⁾	November 29, 2021	133,766,138	Preferred Series D⁽¹⁷⁾	—	354
Total Edeniq, Inc. (20)					—	518

Emerald Cloud Lab, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	June 3, 2022	—	Preferred Series C⁽¹⁷⁾	$500	$500

Emergy, Inc.	Equity⁽¹⁴⁾	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$509

Nomad Health, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$500

Sub-Total: Professional, Scientific, and Technical Services (0.2%)*					$1,890	$2,027

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Real Estate (7)
Knockaway, Inc.	Equity⁽¹⁴⁾	March 30, 2022	$500	Convertible Note⁽¹⁶⁾	$500	$500

Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$281

Sub-Total: Real Estate (0.1%)*					$1,000	$781

Rental and Leasing Services (7)
Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$508

Sub-Total: Rental and Leasing Services (0.0%)*					$500	$508

Retail Trade (7)
Fernished, Inc.	Equity⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$389

Portofino Labs, Inc.	Equity⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$496

Sub-Total: Retail Trade (0.1%)*					$1,000	$885

Space Research and Technology (7)
Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	$500	Convertible Note⁽¹⁶⁾	$500	$500

Sub-Total: Rental and Leasing Services (0.0%)*					$500	$500

Total: Equity Investments- United States (2.1%)*					$37,358	$22,813

Equity Investments- Canada

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Equity⁽¹⁴⁾	February 28, 2022	24,418	Common Stock	$500	$476

Sub-Total: Manufacturing (0.0%)*					$500	$476

Total: Equity Investments- Canada (0.0%)*					$500	$476

Total: Equity Investments (2.1%)(19)*					$37,858	$23,289

Total Investment in Securities (96.4%)*					$1,066,598	$1,051,074

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$12,474	$12,474
Other cash accounts					752	752
Cash, Cash Equivalents, and Restricted Cash (1.2%)*					13,226	13,226

Total Portfolio Investments and Cash and Cash Equivalents (97.6% of net assets)					$1,079,824	$1,064,300

(1)	All portfolio companies are located in North America and Europe. As of June 30, 2022 the Company had five foreign domiciled portfolio companies, four of which are based in Canada and one of which is based in Europe. In total, these foreign domiciled portfolio investments represent 17.3% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds (as defined below) as part of the Formation Transactions (as defined below), investment date is January 16, 2020, the date of the Formation Transactions.

(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair value, generally subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities.
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)	Except as noted, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(8)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 4.75% and 1-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) was 1.79% as of June 30, 2022.
(9)	Asset is valued using Level 2 inputs.
(10)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 7.3% of the Company’s total assets as of June 30, 2022. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity.
(11)	Investment has zero cost basis as it was purchased at a fair value of zero as part of the Formation Transactions (as defined below).
(12)	Investment is a secured loan warehouse facility collateralized by interest in specific assets that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facility will occur over the amortizing period unless otherwise prepaid.
(13)	Company has been issued warrants with pricing and number of shares dependent upon a future round of equity issuance by the portfolio company.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with KeyBank.
(15)	Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected.
(16)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not occur.
(17)	Preferred stock represents investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(18)	Investment is on non-accrual status as of June 30, 2022 and is therefore considered non-income producing.

(19)	All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the credit facility with KeyBank (see “Note 5 – Borrowings”), except as noted.
(20)	This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control Investments are defined by the Investment Company Act of 1940, as amended, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act, as amended, as investments in companies in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company. Fair value as of June 30, 2022, along with transactions during the six months ended June 30, 2022 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2021	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	June 30, 2022	Income
For the Six Months Ended June 30, 2022
Control Investments
Edeniq, Inc.	$5,522	$1,237	$—	$—	$(751)	$6,008	$1,527
Project Frog, Inc.	4,209	27	(3,878)	(228)	256	386	228
Vertical Communications, Inc.	17,382	252	—	—	(247)	17,387	983
WorkWell Prevention and Care Inc.	5,101	300	—	—	(4,394)	1,007	—
Total Control Investments	$32,214	$1,816	$(3,878)	$(228)	$(5,136)	$24,788	$2,738

Affiliate Investments
FemTec Health, Inc.	$27,748	$28	$—	$—	$(3,939)	$23,837	$862
Store Intelligence, Inc.	4,444	—	(2,400)	(9,633)	7,589	—	—
Total Affiliate Investments	$32,192	$28	$(2,400)	$(9,633)	$3,650	$23,837	$862

Total Control and Affiliate Investments	$64,406	$1,844	$(6,278)	$(9,861)	$(1,486)	$48,625	$3,600
(1)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments

Administrative and Support and Waste Management and Remediation (7)

Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	16,956	$2.79	$96	$96

RTS Holding, Inc.	Warrant⁽¹⁴⁾	December 10, 2021	December 10, 2031	Preferred Series C	3,857	$205.28	$153	$153

Sub-Total: Administrative and Support and Waste Management and Remediation (0.0%)*							$249	$249

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$1,419
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	594
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	518
Total Bowery Farming, Inc.							1,187	2,531

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$127	$73

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.3%)*							$1,314	$2,604

Construction (7)
Project Frog, Inc. (22)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA	211,633	$0.19	$9	$—
	Warrant	January 16, 2020	July 26, 2026	Common Stock	180,356	$0.19	9	—
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	31
Total Project Frog, Inc.							38	31

Sub-Total: Construction (0.0%)*							$38	$31

Educational Services (7)
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$108

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$485

Sub-Total: Educational Services (0.1%)*							$228	$593

Finance and Insurance (7)
BoardRE, Inc.	Warrant⁽¹⁴⁾	October 15, 2021	October 15, 2031	Common Stock	105,347	$1.94	$9	$8

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$839

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$1,412
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	908
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	605
Total Petal Card, Inc.							656	2,925

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$1

Sub-Total: Finance and Insurance (0.4%)*							$1,101	$3,773

Health Care and Social Assistance (7)
Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$674
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	701
Total Lark Technologies, Inc.							435	1,375

Sub-Total: Health Care and Social Assistance (0.1%)*							$435	$1,375

Information (7)
Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$—

Figg, Inc.	Warrant⁽¹¹⁾	January 16, 2020	March 31, 2028	Common Stock	935,198	$0.10	$—	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$477

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$21
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	14
Total Gtxcel, Inc.							166	35

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$805	$2,302

RapidMiner, Inc.	Warrant	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$18

Rigetti & Co, Inc.	Warrant	May 18, 2021	May 18, 2031	Common Stock	995,099	$0.21	$506	$5,830

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$84	$71

Sub-Total: Information (0.6%)*							$2,396	$8,733

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

TRINITY CAPITAL INC.
Consolidated Schedule of Investments
December 31, 2021
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments, Continued
Real Estate (7)
Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$499

Sub-Total: Real Estate (0.1%)*					$500	$499

Rental and Leasing Services (7)
Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$509

Sub-Total: Rental and Leasing Services (0.1%)*					$500	$509

Retail Trade (7)

Fernished, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$500

Portofino Labs, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$500

Sub-Total: Retail Trade (0.1%)*					$1,000	$1,000

Space Research and Technology (7)

Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	$500	Convertible Note⁽¹⁶⁾	$500	$500

Sub-Total: Rental and Leasing Services (0.1%)*					$500	$500

Total: Equity Investments (10.8%)* (13)					$42,046	$100,732

Total Investment in Securities (93.2%)*					$797,856	$873,470

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$43,428	$43,428
Other cash accounts					3,314	3,314
Cash, Cash Equivalents, and Restricted Cash (4.7%)*					46,742	46,742

Total Portfolio Investments and Cash and Cash Equivalents (97.8% of net assets)					$844,598	$920,212
(1)	All portfolio companies are located in North America. As of December 31, 2021, the Company had three foreign domiciled portfolio companies, which are based in Canada and, in total, represent 13.5% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)	All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds (as defined below) as part of the Formation Transactions (as defined below), investment date is January 16, 2020, the date of the Formation Transactions.
(4)	Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair market value, generally subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities.
(5)	Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.

(6)	Except as noted, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(7)	The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(8)	The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The benchmark rate Prime was 3.25% and 1-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) was 0.10% as of December 31, 2021.
(9)	Asset is valued using Level 2 inputs.
(10)	Indicates a “non-qualifying asset” under section 55(a) by the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 6.4% of the Company’s total assets as of December 31, 2021. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Hut 8 Holdings, Inc., Invenia, Inc. and Nexii, Inc. are Canadian corporations.
(11)	Investment has zero cost basis as it was purchased at a fair market value of zero as part of the Formation Transactions.
(12)	Investment is a secured loan warehouse facility collateralized by interest in specific assets that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facility will occur over the amortizing period unless otherwise prepaid.
(13)	All of the Company’s debt, warrant and equity securities are pledged as collateral supporting the amounts outstanding under the credit facility with Credit Suisse AG (see “Note 5 – Borrowings”), except as noted.
(14)	Investment is not pledged as collateral supporting amounts outstanding under the credit facility with Credit Suisse AG.
(15)	Investment is considered non-income producing.
(16)	Convertible notes represent investments through which the Company will participate in future equity rounds at preferential rates. There are no principal or interest payments made against the note unless conversion does not occur.
(17)	Preferred stock represents investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(18)	Investment is on non-accrual status as of December 31, 2021, and is therefore considered non-income producing.
(19)	Investment is pledged as collateral supporting amounts outstanding under the credit facility with KeyBank.
(20)	Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected.
(21)	Company has been issued warrants with pricing and number of shares dependent upon a future round of equity issuance by the portfolio company.
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

Basis of Presentation

The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022. As an investment company, the Company follows accounting and reporting guidance determined by the Financial Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) 946 - Financial Services – Investment Companies (“ASC 946”).

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in “Note 3 - Investments,” with any adjustments to fair value recognized as "Net unrealized appreciation/(depreciation) from investments" on the Consolidated Statements of Operations.

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a $300 million credit agreement with Credit Suisse AG (the “Credit Suisse Credit Facility”) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a $300 million credit agreement, as amended, with KeyBank National Association (“KeyBank”) (such credit facility, the “KeyBank Credit Facility”). TF1 and TCF are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1 or TCF are not available to creditors of the Company or any other entity other than TF1 or TCF’s respective lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of June 30, 2022 and December 31, 2021, the Company had no single investment that met either of these two tests.

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

Given the nature of lending to venture capital-backed growth stage companies, 99.7%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Equity Securities and Warrants

Often the Company is issued warrants by issuers as yield enhancements. These warrants are recorded as assets at estimated fair value on the grant date. The Company determines the cost basis of the warrants or other equity securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity securities received. Depending on the facts and circumstances, the Company generally utilizes a combination of one or several forms of the market approach as well as contingent claim analyses (a form of option analysis) to estimate the fair value of the securities as of the measurement date and determines the cost basis using a relative fair value methodology. As part of its application of the market approach, the Company estimates the enterprise value of a portfolio company utilizing customary pricing multiples, based on the development stage of the underlying issuers, or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations that are assessed to be indicative of fair value of the respective portfolio company. If appropriate, based on the facts and circumstances, the Company performs an allocation of the enterprise value to the equity securities utilizing a contingent claim analysis and/or other waterfall calculation by which it allocates the enterprise value across the portfolio company’s securities in order of their preference relative to one another.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of June 30, 2022 and December 31, 2021, cash, cash equivalents and restricted cash consisted of $13.2 million and $46.7 million, respectively, of which $12.5 million and $43.4 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2022, we did not have any restricted cash. As of December 31, 2021, restricted cash consisted of approximately $15.1 million related to the Credit Suisse Credit Facility covenants (See “Note 5 – Borrowings”). In conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on our cash thereunder expired.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of June 30, 2022 and December 31, 2021, there were no material past due escrow receivables. The escrow receivable balance as of June 30, 2022 and December 31, 2021 was measured at fair value and held in accordance with ASC 820.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, right of use assets, prepaid expenses, escrow receivables, security deposits and other assets.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of June 30, 2022 and December 31, 2021, the EOT payments receivable of approximately $53.2 million and $46.7 million, respectively, is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. No PIK interest income was recorded during the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, loans to three portfolio companies and an equipment financing to one portfolio company were on non-accrual status with a total cost of approximately $20.5 million, and a total fair value of approximately $5.9 million, or 0.6% of the fair value of the Company’s debt investment portfolio. As of December 31, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

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

Stock Based Compensation

The Company has issued and may, from time to time, issue restricted stock to its officers and employees under the 2019 Trinity Capital Inc. Long Term Incentive Plan and to its non-employee directors under the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan. The Company accounts for its share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of June 30, 2022 and December 31, 2021. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Note 3. Investments

The Company provides debt, including loans and equipment financings, to growth stage companies, including venture capital-backed companies and companies with institutional equity investors, primarily in the United States. The Company’s investment strategy includes making investments consisting primarily of term loans and equipment financings, and, to a lesser extent, working capital loans, equity and equity-related investments. In addition, the Company may obtain warrants or contingent exit fees at funding from many of its portfolio companies.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022					December 31, 2021
	Cost			Fair Value		Cost			Fair Value
Industry	Amount	%		Amount	%	Amount	%		Amount	%
Manufacturing	$268,030	25.1%		$268,338	25.4%	$169,381	21.1%		$222,011	25.4%
Professional, Scientific, and Technical Services	244,771	22.9%		255,633	24.3%	140,847	17.6%		161,217	18.5%
Information	81,235	7.6%		83,737	8.0%	101,031	12.7%		107,696	12.3%
Finance and Insurance	68,184	6.4%		70,121	6.7%	62,000	7.8%		65,109	7.5%
Management of Companies and Enterprises	69,723	6.5%		69,033	6.6%	22,333	2.8%		22,332	2.6%
Rental and Leasing Services	49,135	4.6%		50,559	4.8%	32,749	4.1%		33,513	3.8%
Real Estate	45,977	4.3%		39,597	3.8%	40,776	5.1%		41,351	4.7%
Health Care and Social Assistance	50,688	4.8%		36,097	3.4%	50,458	6.3%		44,518	5.1%
Administrative and Support and Waste Management and Remediation Services	34,818	3.3%		34,812	3.3%	29,353	3.7%		29,337	3.4%
Retail Trade	34,905	3.3%		33,695	3.2%	39,542	5.0%		39,162	4.5%
Space Research and Technology	30,635	2.9%		31,327	3.0%	30,479	3.8%		30,698	3.5%
Educational Services	18,429	1.7%		17,070	1.6%	18,246	2.3%		18,813	2.2%
Utilities	15,795	1.5%		15,725	1.5%	20,445	2.6%		20,436	2.3%
Agriculture, Forestry, Fishing and Hunting	12,000	1.1%		13,061	1.2%	12,025	1.5%		13,396	1.5%
Construction	13,538	1.3%		9,198	0.9%	13,445	1.7%		8,903	1.0%
Wholesale Trade	6,887	0.6%		7,180	0.7%	9,417	1.2%		9,848	1.1%
Other Services (except Public Administration)	5,013	0.5%		5,015	0.5%	—	—		—	—
Accommodation and Food Services	3,915	0.4%		3,915	0.4%	—	—		—	—
Transportation and Warehousing	9,765	0.9%		3,838	0.4%	—	—		—	—
Arts, Entertainment, and Recreation	3,086	0.3%		3,123	0.3%	—	—		—	—
Pharmaceutical	69	0.0%		—	0.0%	5,329	0.7%		5,130	0.6%
Total	$1,066,598	100.0%		$1,051,074	100.0%	$797,856	100.0%		$873,470	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$470,496	44.1%	$474,055	45.1%	$370,791	46.5%	$442,659	50.7%
Northeast	233,518	21.9%	232,688	22.1%	210,302	26.4%	213,823	24.5%
South	103,050	9.7%	103,885	9.9%	60,455	7.6%	61,166	7.0%
Mountain	105,724	9.9%	102,428	9.7%	65,223	8.2%	70,886	8.1%
Midwest	62,784	5.9%	52,854	5.0%	29,825	3.7%	23,958	2.7%
Southeast	6,262	0.6%	6,066	0.6%	1,125	0.1%	768	0.1%
International:
Canada	66,600	6.2%	60,637	5.8%	60,135	7.5%	60,210	6.9%
Western Europe	18,164	1.7%	18,461	1.8%	—	—	—	—
Total	$1,066,598	100.0%	$1,051,074	100.0%	$797,856	100.0%	$873,470	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loan	$776,524	72.9%	$769,659	73.2%	$557,627	69.8%	$551,894	63.2%
Equipment Financing	231,475	21.7%	224,934	21.4%	183,298	23.0%	184,074	21.1%
Warrants	20,741	1.9%	33,192	3.2%	14,885	1.9%	36,770	4.2%
Equity	37,858	3.5%	23,289	2.2%	42,046	5.3%	100,732	11.5%
Total	$1,066,598	100.0%	$1,051,074	100.0%	$797,856	100.0%	$873,470	100.0%

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

The Company’s investments consist of growth stage companies, many of which have relatively limited operating histories and also may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the debt.

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of June 30, 2022 and December 31, 2021, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2022 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$769,659	$769,659
Equipment Financings	—	—	224,934	224,934
Warrants	—	—	33,192	33,192
Equity	184	2,670	20,435	23,289
Total Investments at fair value	184	2,670	1,048,220	1,051,074
Escrow Receivable (1)	—	—	2,441	2,441
Cash, cash equivalents and restricted cash	13,226	—	—	13,226
Total	$13,410	$2,670	$1,050,661	$1,066,741
(1)	Escrow receivable is included in other assets on the Consolidated Statement of Assets and Liabilities.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2021 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$551,894	$551,894
Equipment Financings	—	—	184,074	184,074
Equity	—	78,944	21,788	100,732
Warrants	—	17	36,753	36,770
Total Investments at fair value	—	78,961	794,509	873,470
Escrow Receivable (1)	—	—	4,152	4,152
Cash, cash equivalents and restricted cash	46,742	—	—	46,742
Total	$46,742	$78,961	$798,661	$924,364
(1)	Escrow receivable is included in other assets on the Consolidated Statement of Assets and Liabilities.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of June 30, 2022.

	Fair Value as of
	June 30, 2022	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$814,887	Discounted Cash Flows	Hypothetical Market Yield	11.4% - 32.3%	15.0%

	154,689	Originated within the past three months	Origination Market Yield	11.0% - 21.3%	13.5%

	19,890	Transactions Precedent(6)	Transaction Price	n/a	n/a

	5,127	Liquidation Scenario	Probability Weighting of Alternative Outcomes	10.0% - 80.0%	n/a

Equity investments	17,435	Market Approach	Revenue Multiple Only (3)	n/a	0.8	x
			Revenue Multiple (3)	0.9x - 2.3x	1.8	x
			Volatility (5)	45.1% - 76.7%	61.3%
			Risk-Free Interest Rate	2.9% - 3.0%	3.0%
			Estimated Time to Exit (in years)	2.3 - 4.5	3.0
			Discount for Lack of Marketability (8)	26.1% - 27.6%	4.6%

	3,000	Transactions Precedent(6)	Transaction Price	n/a	n/a

Warrants	26,786	Market Approach	Revenue Multiple (3)	0.2x - 11.9x	1.2	x
			Company Specific Adjustment (4)	6.1% - 34.4%	15.1%
			Volatility (5)	23.7% - 107.6%	51.7%
			Risk-Free Interest Rate	1.2% - 3.2%	2.8%
			Estimated Time to Exit (in years)	0.1 - 4.5	2.0

	679	Black Scholes Option Pricing Model	Volatility (5)	42.6% - 65.4%	62.4%
			Discount for Lack of Marketability	19.6% - 27.2%	26.2%
			Risk-Free Interest Rate	1.8% - 3.4%	3.1%
			Estimated Time to Exit (in years)	4.2 - 9.8	4.9

	5,727	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	10.0% - 90.0%	n/a

Total Level 3 Investments	$1,048,220
(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(2)	Weighted averages are calculated based on the fair value of each investment.
(3)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(4)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(5)	Represents the range of industry volatility used by market participants when pricing the investment.

(6)	Represents investments where there is an observable transaction or pending event for the investment.
(7)	The fair value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(8)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

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

The following table provides a summary of changes in the debt, including loans and equipment financings (collectively “Debt”), equity, and warrants fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2022 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2021	$735,968	$21,788	$36,753	$4,152	$798,661
Purchases, net of deferred fees	401,886	3,800	6,929	—	412,615
Transfers out of Level 3 (1)	—	—	(6,687)	—	(6,687)
Proceeds from sales and paydowns	(140,898)	(664)	(731)	(1,711)	(144,004)
Accretion of OID and EOT payments	15,516	—	—	—	15,516
Net realized gain/(loss)	(9,429)	(68)	303	—	(9,194)
Change in unrealized appreciation/(depreciation)	(8,450)	(4,421)	(3,375)	—	(16,246)
Fair Value as of June 30, 2022	$994,593	$20,435	$33,192	$2,441	$1,050,661

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2022	$(16,005)	$(5,152)	$(3,380)	$—	$(24,537)
(1)	Transfers out of Level 3 during the six months ended June 30, 2022 primarily relates to the exercise of warrants held in two portfolio companies and the corresponding companies’ public offering transactions during the period. During the six months ended June 30, 2022, there were no transfers into Level 3.

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

Fair Value of Financial Instruments Carried at Cost

As of June 30, 2022 and December 31, 2021, the carrying value of the KeyBank Credit Facility was approximately $220.0 million and $81.0 million. The carrying value of the KeyBank Credit Facility as of June 30, 2022 and December 31, 2021 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of June 30, 2022 and December 31, 2021, the carrying value of the 7.00% Notes due 2025 (the “2025 Notes”) was approximately $122.0 million and $121.4 million, respectively, net of unamortized deferred financing costs of $3.0 million and $3.6 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of June 30, 2022 and December 31, 2021 was approximately $130.6 million and $139.0 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2022 and December 31, 2021, the carrying value of the Convertible Notes was approximately $47.8 million and $47.5 million, respectively, net of unamortized deferred financing costs and discount of $2.2 million and $2.5 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of June 30, 2022 and December 31, 2021 was approximately $49.2 million and $55.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $122.6 million and $122.3 million, respectively, net of unamortized deferred financing costs and discount of $2.4 million and $2.7 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of June 30, 2022 and

December 31, 2021, was approximately $110.7 million and $138.4 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2022, and December 31, 2021, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.3 million, and $73.2 million, respectively, net of unamortized deferred financing fees of $1.7 million and $1.8 million, respectively. The fair value of the Company’s December 2026 Notes as of June 30, 2022 was approximately $65.8 million, which was estimated using a relative market yield approach with Level 3 inputs. The fair value of the Company’s December 2026 Notes as of December 31, 2021 was approximately $73.2 million, which was based on the recent funding.

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

The summary information regarding the Credit Suisse Credit Facility is as follows (dollars in thousands):

	Three Months Ended		Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022		June 30, 2021	June 30, 2022	June 30, 2021
Stated interest expense	$	n/a	$482	$9	$1,159
Amortization of deferred financing costs		n/a	527	—	1,054
Total interest and amortization of deferred financing costs	$	n/a	$1,009	$9	$2,213

Weighted average effective interest rate		n/a	7.2%	3.9%	6.6%
Weighted average outstanding balance	$	n/a	$55,769	$442	$66,823

KeyBank Credit Facility

On October 27, 2021, TCF, a wholly owned subsidiary of the Company, as borrower, and the Company, as servicer, entered into a credit agreement (as amended, the “KeyBank Credit Agreement”) with the lenders from time-to-time party thereto, KeyBank, as administrative agent and syndication agent, and Wells Fargo, National Association, as collateral custodian and paying agent.

The KeyBank Credit Facility includes a commitment of $300.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $400 million. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 2.85%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

During the three months ended June 30, 2022, the Company borrowed $116.0 million and made repayments of $30.0 million under the KeyBank Credit Facility. During the six months ended June 30, 2022, the Company borrowed $184 million and made repayments of $45 million under the KeyBank Credit Facility. The Company incurred approximately $3.2 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of June 30, 2022, and December 31, 2021, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.8 million and $2.3 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had a borrowing availability of approximately $80.0 million and $38.1 million. See “Note 14 – Subsequent Events.”

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Stated interest expense	$1,791	$	n/a	$2,643	$	n/a
Amortization of deferred financing costs	173		n/a	331		n/a
Total interest and amortization of deferred financing costs	$1,964	$	n/a	$2,974	$	n/a

Weighted average effective interest rate	4.4%		n/a	4.5%		n/a
Weighted average outstanding balance	$180,271	$	n/a	$131,357	$	n/a

2025 Notes

Concurrent with the completion of a private common stock offering (the “Private Common Stock Offering”), on January 16, 2020, the Company completed its offering of $105.0 million in aggregate principal amount of the unsecured 2025 Notes in reliance upon the available exemptions from the registration requirements of the Securities Act (the “144A Note Offering”). Keefe, Bruyette & Woods, Inc. (“KBW”), as the initial purchaser, exercised in full its option to purchase or place additional Notes and on January 29, 2020, the Company issued and sold an additional $20.0 million in aggregate principal amount of the 2025 Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the 2025 Notes pursuant to the 144A Note Offering.

The 2025 Notes were issued pursuant to an Indenture dated as of January 16, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (together with its successor in interest, U.S. Bank Trust Company, National Association, the “Trustee”), and a First Supplemental Indenture, dated as of January 16, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “2025 Notes Indenture”), between the Company and the Trustee. The 2025 Notes mature on January 16, 2025 (the “Maturity Date”), unless repurchased or redeemed in accordance with their terms prior to such date. The 2025 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option, on or after January 16, 2023 at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. The holders of the 2025 Notes do not have the option to have the notes repaid or repurchased by the Company prior to the Maturity Date.

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriter’s discount and commissions, were approximately $5.9 million, which were capitalized and deferred. As of June 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the 2025 Notes were $3.0 million and $3.6 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stated interest expense	$2,188	$2,188	$4,375	$4,375
Amortization of deferred financing costs	298	292	595	583
Total interest and amortization of deferred financing costs	$2,486	$2,480	$4,970	$4,958

Weighted average effective interest rate	8.0%	7.9%	8.0%	7.9%

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of June 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the August 2026 Notes were $2.4 million and $2.7 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Stated interest expense	$1,367	$	n/a	$2,719	$	n/a
Amortization of deferred financing costs	144		n/a	288		n/a
Total interest and amortization of deferred financing costs	$1,511	$	n/a	$3,007	$	n/a

Weighted average effective interest rate	4.8%		n/a	4.8%		n/a

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of June 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the December 2026 Notes were $1.7 million and $1.8 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Stated interest expense	$797	$	n/a	$1,594	$	n/a
Amortization of deferred financing costs	93		n/a	186		n/a
Total interest and amortization of deferred financing costs	$890	$	n/a	$1,780	$	n/a

Weighted average effective interest rate	4.7%		n/a	4.7%		n/a

6.00% Convertible Notes due 2025

On December 11, 2020, the Company completed a private offering (the “Private Convertible Note Offering”) of $50.0 million in aggregate principal amount of its unsecured Convertible Notes in reliance upon the available exemptions from the registration requirements of the Securities Act. KBW acted as the initial purchaser and placement agent in connection with the Private Convertible Note Offering pursuant to a purchase/placement agreement dated December 4, 2020, by and between the Company and KBW.

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of June 30, 2022. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on June 30, 2022, the conversion rate changed to 68.7855 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $14.54 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt Instruments with Conversion and Other Options. In accounting for the Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Notes were approximately 99.1% and 0.9%, respectively. The original issue discount of 0.9%, or approximately $0.5 million, attributable to the conversion feature of the Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statements of Assets and Liabilities as of December 31, 2020.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(1,297)	(1,480)
Original issue discount, net of accretion	(904)	(1,035)
Carrying value of Convertible Notes	$47,799	$47,485

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stated interest expense	$750	$750	$1,500	$1,492
Amortization of deferred financing costs and original issue discount	160	155	319	311
Total interest and amortization of deferred financing costs and original issue discount	$910	$905	$1,819	$1,803

Weighted average effective interest rate	7.3%	7.2%	7.3%	7.2%

As of June 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the KeyBank Credit Facility, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2022 and December 31, 2021 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of June 30, 2022 and December 31, 2021 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of June 30, 2022 and December 31, 2021 the Company had no outstanding unfunded commitments. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its credit facilities) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

FASB ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. The Company identified two significant operating leases for its office space in Chandler, AZ and its headquarters in Phoenix, AZ. The lease for the Chandler office commenced February 21, 2017, and expires July 31, 2022. The Chandler lease contains a five-year extension option for a final expiration date of July 31, 2027, which the company will not exercise. The Company has also entered into a lease for office space in downtown Phoenix, Arizona (“PHX”), which commenced on July 10, 2021, and expires on December 31, 2028. The PHX lease contains two five-year extension options for a final expiration date of December 31, 2038.

The total lease expense incurred for the three months ended June 30, 2022 and 2021 was approximately $0.1 million for each period. The total lease expense incurred for the six months ended June 30, 2022 and 2021 was approximately $0.2 million and $30,000, respectively. As of June 30, 2022 and December 31, 2021, the right of use asset related to the office operating leases was $2.3 million and $2.5 million, respectively, and the lease liability was $2.5 million and $2.7 million, respectively. As of June 30, 2022, the remaining lease term for the Chandler office was 0.1 years. As of June 30, 2022, the remaining lease term for the Phoenix office was 6.5 years. The discount rate is determined at the commencement of the lease, and is 3.25% for the Chandler lease and is 3.75% for the Phoenix lease.

The following table shows future minimum payments under the Company’s operating leases as of June 30, 2022 (in thousands):

For the Years Ended December 31,	Total
2022	$208
2023	383
2024	382
2025	386
2026	396
Thereafter	821
Total	$2,576

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2022, there are no material legal matters or material litigation pending of which the Company is aware.

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

Formation Transactions

On January 16, 2020, immediately following the initial closings of the Private Common Stock Offering and the Private Convertible Note Offering (together, the “Private Offerings”), the Company used the proceeds from the Private Offerings to complete the Formation Transactions, pursuant to which the Company acquired the Legacy Funds and Trinity Capital Holdings. In consideration for the Legacy Funds, the Company issued 9,183,185 shares of common stock at $15.00 per share for a total value of approximately $137.7 million and paid approximately $108.7 million in cash to certain of the Legacy Investors. As consideration for all of the equity interests in Trinity Capital Holdings, the Company issued 533,332 shares of its common stock at $15.00 per share for a total value of approximately $8.0 million and paid approximately $2.0 million in cash.

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

ATM Program

On November 9, 2021, the Company entered into an open market sale agreement (the “2021 Sales Agreement”) with Jefferies LLC, as sales agent and/or principal thereunder, pursuant to which the Company can issue and sell, from time to time, up to $50 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act) (the “ATM Program”). During the six months ended June 30, 2022, the Company issued and sold 176,148 shares of its common stock at a weighted-average price of $16.56 per share and raised $2.9 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program. During the year ended December 31, 2021, the Company issued and sold 35,714 shares of its common stock at a weighted-average price of $16.55 per share and raised $0.6 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program. The Company did not have the ATM Program prior to November 9, 2021. The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

Equity Offering

On April 7, 2022, the Company issued 2,754,840 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $18.15 per share, resulting in net proceeds to the Company of approximately $47.9 million, after deducting discounts and commissions and offering expenses. In addition, the underwriters exercised their option to purchase an additional 413,226 shares of common stock, resulting in additional net proceeds to the Company of $7.2 million, after deduction discounts and commissions and offering expenses.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended June 30, 2022, the Company issued 30,800 shares of common stock for a total of approximately $0.6 million under the DRIP. During the six months ended June 30, 2022, the Company issued 90,334 shares of common stock for a total of approximately $1.6 million under the DRIP. During the year ended December 31, 2021, the Company issued 281,149 shares of common stock for a total of approximately $4.1 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
			Total	$3.41

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three and six months ended June 30, 2022 and 2021 and the twelve months ended December 31, 2021 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2022	Grant Date Fair Value	June 30, 2021	Grant Date Fair Value
Unvested as of December 31, 2021	536,552	16.48	-	-
Shares Granted	698,943	17.30	-	-
Shares Vested	(96,727)	16.54	-	-
Shares Forfeited	(3,218)	16.85	-	-
Unvested as of June 30, 2022	1,135,550	16.98	-	-

Fair Value of Granted Stock	$12,092		$-
Compensation cost recognized	$2,464		$-

As of June 30, 2022, there was approximately $18.2 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.8 years. As of June 30, 2021, there was no stock based compensation costs or unrecognized compensation costs as no restricted stock has been issued under the plan. As of December 31, 2021, there was approximately $8.7 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three and six months ended June 30, 2022 and 2021 and the twelve months ended December 31, 2021 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2022	Grant Date Fair Value	June 30, 2021	Grant Date Fair Value
Unvested as of December 31, 2021	6,066	16.48	-	-
Shares Granted	19,320	15.53	-	-
Shares Vested	(11,846)	16.88	-	-
Shares Forfeited	-	-	-	-
Unvested as of June 30, 2022	13,540	14.77	-	-

Fair Value of Granted Stock	$300		$-
Compensation cost recognized	$169		$-

As of June 30, 2022, there was approximately $0.2 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a twelve-month period. As of June 30, 2021, there were no unrecognized compensation costs as no restricted stock had been issued under the plan. As of December 31, 2021, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings per common share - basic
Numerator for basic earnings per share	$(7,723)	$24,705	$(16,787)	$50,030
Denominator for basic weighted average shares	30,955,022	26,478,747	29,188,790	25,024,925
Earnings/(Loss) per common share - basic	$(0.25)	$0.93	$(0.58)	$2.00
Earnings per common share - diluted
Numerator for increase in net assets per share	$(7,723)	$24,705	$(16,787)	$50,030
Adjustment for interest expense and deferred financing costs on Convertible Notes(1)	—	—	—	—
Numerator for diluted earnings per share	(7,723)	24,705	(16,787)	50,030
Denominator for basic weighted average shares	30,955,022	26,478,747	29,188,790	25,024,925
Adjustment for dilutive effect of Convertible Notes(1)	—	—	—	—
Denominator for diluted weighted average shares	30,955,022	26,478,747	29,188,790	25,024,925
Earnings/(Loss) per common share - diluted	$(0.25)	$0.93	$(0.58)	$2.00
(1)	No adjustments for interest or incremental shares were included for the three and six months ended June 30, 2022 and 2021, because the effect would be antidilutive.

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

For the three and six months ended June 30, 2022, $0.7 million and $1.3 million, respectively, was recorded for U.S. federal excise tax. There was no U.S. federal excise tax recorded for the three months ended June 30, 2021, and there was $0.1 million recorded for U.S. federal excise tax in the six months ended June 30, 2021.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the six months ended June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Tax Cost of Investments (1)	$1,083,460	$849,402

	June 30, 2022	December 31, 2021
Unrealized appreciation	$29,775	$97,569
Unrealized depreciation	(48,935)	(26,759)
Net unrealized appreciation/(depreciation) from investments	$(19,160)	$70,810
(1)	Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Per Share Data: (1)
Net asset value, beginning of period	$16.40	$13.03

Net investment income	1.07	0.69
Net realized and unrealized gains/(losses) on investments (2)	(1.65)	1.31
Net increase/(decrease) in net assets resulting from operations	(0.58)	2.00

Offering costs	(0.08)	(0.30)
Effect of shares issued (3)	—	0.19
Equity component of convertible notes	—	(0.02)
Distributions (4)	(1.12)	(0.57)
Total increase/(decrease) in net assets	(1.78)	1.30

Net asset value, end of period	$14.62	$14.33

Shares outstanding, end of period	31,355,832	26,491,274
Weighted average shares outstanding	29,188,790	25,024,925
Total return based on net asset value (5)(6)	(4.0)%	14.4%	(9)
Total return based on market value (7)(6)	(13.6)%	7.5%

Ratio/Supplemental Data:
Per share market value at end of period	$14.47	$14.48
Net assets, end of period	$458,343	$379,720
Ratio of total expenses to average net assets(8)	15.6%	11.7%
Ratio of net investment income to average net assets(8)	14.4%	10.4%
Ratio of interest and credit facility expenses to average net assets(8)	6.7%	5.4%
Portfolio turnover rate(6)(9)	21.7%	27.9%
Asset coverage ratio (10)	177.0%	255.0%
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. Also includes the impact of the issuance of shares related to the equity incentive plans. Refer to “Note 8 – Equity Incentive Plans” for further details.
(4)	The per share data reflects the actual amount of distributions declared per share for the applicable period.
(5)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.
(6)	Not annualized.
(7)	Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends. For the six months ended June 30, 2021, the beginning market value per share is based on the market price of $14.00 per share on January 29, 2021, the date of the Company’s listing on the Nasdaq Global Select Market, and not annualized.
(8)	Annualized.
(9)	Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(10)	Based on outstanding debt of $595.0 million and $245.0 million as of June 30, 2022 and 2021, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of June 30, 2022, December 31, 2021, 2020, and 2019. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
June 30, 2022(5)	$-	-	-	-
December 31, 2021	10,000	1,958	-	-
December 31, 2020	135,000	1,770	-	-
December 31, 2019	-	-	-	-

KeyBank Credit Facility
June 30, 2022	$220,000	1,770	-	-
December 31, 2021	81,000	1,958	-	-
December 31, 2020	-	-	-	-
December 31, 2019	-	-	-	-

2025 Notes
June 30, 2022	$125,000	1,770	-	-
December 31, 2021	125,000	1,958	-	-
December 31, 2020	125,000	1,770	-	-
December 31, 2019	-	-	-	-

Convertible Notes
June 30, 2022	$50,000	1,770	-	-
December 31, 2021	50,000	1,958	-	-
December 31, 2020	50,000	1,770	-	-
December 31, 2019	-	-	-	-

August 2026 Notes
June 30, 2022	$125,000	1,770	-	-
December 31, 2021	125,000	1,958	-	-
December 31, 2020	-	-	-	-
December 31, 2019	-	-	-	-

December 2026 Notes
June 30, 2022	$75,000	1,770	-	-
December 31, 2021	75,000	1,958	-	-
December 31, 2020	-	-	-	-
December 31, 2019	-	-	-	-

Total
June 30, 2022	$595,000	1,770	-	-
December 31, 2021	466,000	1,958	-	-
December 31, 2020	310,000	1,770	-	-
December 31, 2019	-	-	-	-
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading on a securities exchange.
(5)	Credit Suisse Credit Facility matured on January 8, 2022, in accordance with its terms, and all outstanding indebtedness thereunder was repaid.

Note 12. Related Party Transactions

During the three and six months ended June 30, 2022 and the year ended December 31, 2021, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. Additionally, in connection with the Company’s IPO, certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the three and six months ended June 30, 2022 and the year ended December 31, 2021, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s share-based compensation plans.

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

Note 13. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848).” The amendments in these updates provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. ASU 2020-04 and ASU 2021-01 are elective and are effective on March 12, 2020 through December 31, 2022. The Company does not intend to adopt this guidance, as it expects such adoption would not have a material impact on its consolidated financial statements.

In June 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. Early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a material impact on the Company’s future financial statements.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes a framework for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of Rule 2a-5 and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

On July 22, 2022, the Company issued $50.0 million in aggregate principal amount of the 2025 Notes in an additional issuance of such 2025 Notes. On July 27, 2022, the underwriters exercised, in full, their option to purchase from the Company an additional $7.5 million in aggregate principal amount of the 2025 Notes solely to cover over-allotments in accordance with the Underwriting Agreement. The 2025 Notes issued pursuant to this offering are treated as a single series with the existing 2025 Notes under the 2025 Notes Indenture (the “Existing 2025 Notes”) and have the same terms as the Existing 2025 Notes (other than issue date and issue price). The 2025 Notes have the same CUSIP number and are fungible and rank equally. Following this additional issuance of the 2025 Notes, the outstanding aggregate principal amount of the 2025 Notes is $182.5 million.

In connection with the additional issuance of the 2025 Notes, the 2025 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINL” on July 29, 2022.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K, filed with the SEC on March 3, 2022, including the following factors, among others:

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of June 30, 2022 and December 31, 2021, the Company had an EOT payments receivable of approximately $53.2 million and $37.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2022, our investment portfolio had an aggregate fair value of approximately $1,051.1 million and was comprised of approximately $769.7 million in secured loans, $224.9 million in equipment financings, and $56.5 million in equity and warrants, across 108 portfolio companies. As of December 31, 2021, our investment portfolio had an aggregate fair value of approximately $873.5 million and was comprised of approximately $551.9 million in secured loans, $184.1 million in equipment financings, and $137.5 million in equity and warrants, across 94 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in following table as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	72.9%	73.2%	69.8%	63.2%
Equipment Financings	21.7%	21.4%	23.0%	21.1%
Equity	3.5%	2.2%	5.3%	11.5%
Warrants	1.9%	3.2%	1.9%	4.2%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2022 and December 31, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2022		December 31, 2021
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	44.1%	45.1%	46.5%	50.7%
Northeast	21.9%	22.1%	26.4%	24.5%
Mountain	9.9%	9.7%	8.2%	8.1%
South	9.7%	9.9%	7.6%	7.0%
Midwest	5.9%	5.0%	3.7%	2.7%
Southeast	0.6%	0.6%	0.1%	0.1%
International:
Canada	6.2%	5.8%	7.5%	6.9%
Western Europe	1.7%	1.8%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
		Fair		Fair
Industry	Cost	Value	Cost	Value
Manufacturing	25.1%	25.4%	21.1%	25.4%
Professional, Scientific, and Technical Services	22.9%	24.3%	17.6%	18.5%
Information	7.6%	8.0%	12.7%	12.3%
Finance and Insurance	6.4%	6.7%	7.8%	7.5%
Management of Companies and Enterprises	6.5%	6.6%	2.8%	2.6%
Rental and Leasing Services	4.6%	4.8%	4.1%	3.8%
Real Estate	4.3%	3.8%	5.1%	4.7%
Health Care and Social Assistance	4.8%	3.4%	6.3%	5.1%
Administrative and Support and Waste Management and Remediation Services	3.3%	3.3%	3.7%	3.4%
Retail Trade	3.3%	3.2%	5.0%	4.5%
Space Research and Technology	2.9%	3.0%	3.8%	3.5%
Educational Services	1.7%	1.6%	2.3%	2.2%
Utilities	1.5%	1.5%	2.6%	2.3%
Agriculture, Forestry, Fishing and Hunting	1.1%	1.2%	1.5%	1.5%
Construction	1.3%	0.9%	1.7%	1.0%
Wholesale Trade	0.6%	0.7%	1.2%	1.1%
Other Services (except Public Administration)	0.5%	0.5%	0.0%	0.0%
Accommodation and Food Services	0.4%	0.4%	0.0%	0.0%
Transportation and Warehousing	0.9%	0.4%	0.0%	0.0%
Arts, Entertainment, and Recreation	0.3%	0.3%	0.0%	0.0%
Pharmaceutical	0.0%	0.0%	0.7%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2022 and December 31, 2021, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.4 years. Additional information regarding our portfolio is set forth in the schedule of investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2022 and December 31, 2021, the Company’s ten largest portfolio companies represented approximately 31.3% and 36.1%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of June 30, 2022 and December 31, 2021, the Company had 14 and nine portfolio companies that represented 5% or more of the Company’s net assets, respectively.

Investment Activity

During the six months ended June 30, 2022, we made an aggregate of approximately $229.6 million of investments in 21 new portfolio companies and approximately $186.7 million of investments in 26 existing portfolio companies, excluding fees. During the six months ended June 30, 2022, we received an aggregate of $203.4 million in proceeds from repayments and sales of our investments, including proceeds of approximately $86.5 million from early repayments on our debt investments.

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

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Beginning Portfolio, at fair value	$873,470	$493,651
Purchases, net of deferred fees	413,615	554,832
Non-cash conversion	—	916
Principal payments received on investments	(54,364)	(74,278)
Proceeds from early debt repayments	(86,534)	(190,107)
Sale of investments	(62,518)	(25,787)
Accretion of OID and EOT payments	15,516	21,238
Net realized gain/(loss)	43,027	12,708
Third party participation (1)	—	(283)
Change in unrealized appreciation/(depreciation)	(91,138)	80,580
Ending Portfolio, at fair value	$1,051,074	$873,470
(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2022 and December 31, 2021 (dollars in thousands):

		June 30, 2022		December 31, 2021
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$62,719	6.3%	$84,785	11.5%
3.0 - 3.9	Strong Performance	382,593	38.5%	236,466	32.1%
2.0 - 2.9	Performing	529,285	53.2%	396,846	53.9%
1.6 - 1.9	Watch	18,706	1.9%	13,427	1.9%
1.0 - 1.5	Default/Workout	1,290	0.1%	4,444	0.6%
Total		$994,593	100.0%	$735,968	100.0%

At June 30, 2022 and December 31, 2021, our debt investments had a weighted average risk rating score of 3.0 for each period.

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

As of June 30, 2022, loans to three portfolio companies and an equipment financing to one portfolio company were on non-accrual status with a total cost of approximately $20.5 million, and a total fair value of approximately $5.9 million, or 0.6%, of the fair value of the Company’s debt investment portfolio. As of December 30, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the total fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and six months ended June 30, 2022 and 2021.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stated interest income	$25,097	$12,429	$45,355	$24,179
Amortization of original issue discount	5,998	3,709	10,987	7,156
Acceleration of amortization of original issue discount	1,416	1,976	4,575	3,123
Prepayment penalty and related fees	125	1,239	2,680	1,946
Other fee income	822	123	1,706	391
Total investment income	$33,458	$19,476	$65,303	$36,795

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

For the three months ended June 30, 2022, total investment income was approximately $33.5 million, which represents an approximate effective yield of 13.8% on the average investments during such period. For the three months ended June 30, 2021, total investment income was approximately $19.5 million, which represents an approximate effective yield of 15.9% on the investments during the period. The increase in investment income for the three months ended June 30, 2022 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which fluctuates based on investment activity and early repayment activity.

For the six months ended June 30, 2022, total investment income was approximately $65.3 million, which represents an approximate effective yield of 14.9% on the average investments during such period. For the six months ended June 30, 2021, total investment income was approximately $36.8 million, which represents an approximate effective yield of 15.8% on the investments during the period. The increase in investment income for the six months ended June 30, 2022 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which fluctuates based on investment activity and early repayment activity.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees and general and administrative expenses. Our operating expenses totaled approximately $17.1 million and $9.4 million for the three months ended June 30, 2022 and 2021, respectively, and $32.6 million and $19.4 million for the six months then ended June 30, 2022 and 2021. For the three months ended June 30, 2022 and 2021, we expensed excise taxes of $0.7 million and did not expense any excise tax for the three months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, we expensed excise taxes of $1.3 million and $0.1 million, respectively. The increase in excise tax was primarily due to increase in estimated undistributed taxable income in 2022.

Interest Expense and Other Debt Financing Costs

Interest expense and other debt financing costs on our borrowings totaled approximately $7.8 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively, and totaled approximately $14.6 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively. These costs are primarily comprised of interest and fees related to the credit facilities, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount was approximately 5.6% and 7.6% for the three months ended June 30, 2022 and 2021, respectively, and 5.8% and 7.4% for the six months then ended. The increase in interest expense for both the three and six months ended June 30, 2022 was primarily due to increased borrowings under our KeyBank Credit Facility.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $6.9 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $13.3 million and $7.4 million for the six months then ended. The increase in employee compensation related expenses relates primarily to the accrual of bonuses expected to be paid at the discretion of management or upon approval of the Board, as applicable, as well as an increased headcount. As of June 30, 2022 and 2021, the Company had 52 and 39 employees, respectively.

The Board and the Company’s stockholders have adopted and approved the (i) 2019 Trinity Capital Inc., Long-Term Incentive Plan (the “2019 Long Term Incentive Plan”); and (ii) Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (the “2019 Restricted Stock Plan”), with each plan becoming effective on June 17, 2021. During the six months ended June 30, 2022, the Company granted 598,988 shares of restricted stock, net of 96,727 vested shares and 3,218 forfeited shares under the plan of the 3.6 million authorized under the 2019 Long Term Incentive Plan. During the six months ended June 30, 2022, the Company granted 19,320 shares of restricted stock of the 60,000 authorized under the 2019 Restricted Stock Plan. See “Note 8 – Equity Incentive Plans” in the Notes to Consolidated Financial Statements. During the three and six months ended June 30, 2021, no shares were granted under either plan.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees were approximately $0.9 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Professional fees expenses were approximately $1.7 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase in professional fees expenses for the three and six months ended June 30, 2022, resulted primarily from outside consulting expenses.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $1.6 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively. General and administrative expenses totaled approximately $3.0 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2022 is primarily due to increases in directors and officers liability insurance.

Net Investment Income

As a result of approximately $33.5 million in total investment income as compared to approximately $17.8 million in total expenses including excise tax expense, net investment income for the three months ended June 30, 2022 was approximately $15.7 million. As a result of approximately $19.5 million in total investment income as compared to approximately $9.4 million in total expenses including excise tax expense, net investment income for the three months ended June 30, 2021 was approximately $10.1 million.

As a result of approximately $65.3 million in total investment income as compared to approximately $34.0 million in total expenses including excise tax expense, net investment income for the six months ended June 30, 2022 was approximately $31.3 million. As a result of approximately $36.8 million in total investment income as compared to approximately $19.5 million in total expenses including excise tax expense, net investment income for the six months ended June 30, 2021 was approximately $17.3 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period.

During the six months ended June 30, 2022, our gross realized gains primarily consisted of the sale of our equity positions in two portfolio companies, and our gross realized losses primarily consisted of the sale of our debt positions in two portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gain (loss) on investments:
Gross realized gains	$511	$2,502	$53,807	$5,469
Gross realized losses	(10,128)	(507)	(10,780)	(879)
Total net realized gains/(losses) on investments	$(9,617)	$1,995	$43,027	$4,590

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

Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2022 and 2021 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross unrealized appreciation	$9,945	$28,342	$17,826	$57,110
Gross unrealized depreciation	(33,636)	(12,543)	(45,856)	(21,969)
Third party participation (1)	—	—	—	283
Net unrealized appreciation/depreciation reclassified related to net realized gains or losses	9,871	(3,169)	(63,108)	(7,318)
Total net unrealized gains (losses) on investments	$(13,820)	$12,630	$(91,138)	$28,106
(1)	Certain third parties had rights to 17,485 shares of Ology Bioservices common stock at a fair value of approximately $0.6 million as of December 31, 2020. During March 2021, these shares were reissued by Ology Bioservices directly to the third parties and the corresponding liability was removed from the Consolidated Statement of Assets and Liabilities. The activity related to these shares and the related liability is recorded against unrealized appreciation/(depreciation).

During the three months ended June 30, 2022, we recorded net unrealized depreciation of $13.8 million, which was from net unrealized depreciation of $6.1 million from our warrant investments, $5.3 million from our equity investments and $2.4 million from our debt investments. During the six months ended June 30, 2022, we recorded net unrealized depreciation $91.1 million, which was primarily from gross unrealized depreciation reclassified related to net realized gains of approximately $70.5 million related to the sale of two equity investments.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations during the three months ended June 30, 2022, was approximately $7.7 million. Net increase in net assets resulting from operations during the three months ended June 30, 2021, was approximately $24.7 million. Net decrease in net assets resulting from operations during the six months ended June 30, 2022, was approximately $16.8 million. Net increase in net assets resulting from operations during the six months ended June 30, 2021, was approximately $50.0 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2022 basic and diluted net decrease in net assets per common share were $0.25. For the three months ended June 30, 2021, basic net increase in net assets per common share was $0.93. The decrease in 2022 is result of gross unrealized depreciation reclassified related to net realized gains. For the six months ended June 30, 2022, basic and fully diluted net decrease in net assets per common share were $0.58. For the six months ended June 30, 2021, basic and diluted net decrease in net assets per common share were $2.00.

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

For the six months ended June 30, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $33.5 million, which is the net result of $195.7 million of cash used in operating activities partially offset by a $0.02 million of cash provided by investing activities and $162.2 million of cash provided by financing activities. During the six months ended June 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $26.6 million, which is the net result of $54.9 million of cash used in operating activities and $0.8 million of cash used in investing activities partially offset by $29.1 million of cash provided by financing activities.

As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $13.2 million and $46.7 million, respectively, of which $12.5 and $43.4 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2022, we did not have any restricted cash. As of December 31, 2021, restricted cash consisted of approximately $15.1 million related to the Credit Suisse Credit Facility covenants. In conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on our cash thereunder expired.

As of June 30, 2022 and December 31, 2021, we had approximately $80.0 million and $38.1 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of June 30, 2022, are expected to be sufficient for our investing activities and to conduct our operations in the near term.

Refer to “Item 1. Consolidated Financial Statements – Note 5 – Borrowings” included in the notes to our consolidated financial statements appearing elsewhere in this report for a discussion of our borrowings.

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2022, our asset coverage ratio was approximately 177.1% and our asset coverage ratio per unit was approximately $1,770. As of December 31, 2021, our asset coverage ratio was approximately 195.8% and our asset coverage ratio per unit was approximately $1,958.

Commitments and Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of June 30, 2022 or December 31, 2021.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2022 and December 31, 2021 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2022, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	—	220,000	—	220,000
2025 Notes	—	—	125,000	—	125,000
Convertible Notes	—	—	50,000	—	50,000
August 2026 Notes	—	—	125,000	—	125,000
December 2026 Notes	—	—	75,000	—	75,000
Operating Leases (1)	208	765	782	821	2,576
Total Contractual Obligations	$208	$765	$595,782	$821	$597,576
(1)	Relates to the lease for our headquarters in downtown Phoenix, Arizona which commenced on June 4, 2021. Also includes the lease for our Chandler office, which expires on July 31, 2022 and is subject to a five-year extension option that will not be exercised.

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
			Total	$3.41

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On August 3, 2022, the last reported closing sales price of our common stock on Nasdaq was $14.94 per share, which represented a premium of approximately 2.2% to our net asset value per share of $14.62 as of June 30, 2022. As of August 3, 2022, we had approximately 90 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2022
Third Quarter (through August 3, 2022)	*	$15.02	$14.01	*	*	*
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(5)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(5)
Year Ending December 31, 2021
Fourth Quarter	$16.40	$17.65	$15.79	7.6%	(3.7)%	$0.36
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.
(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	Shares of our common stock began trading on Nasdaq on January 29, 2021, under the trading symbol “TRIN”.
(5)	Consists of a quarterly dividend and a supplemental dividend.

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

Recent Developments

On July 22, 2022, the Company issued $50.0 million in aggregate principal amount of the 2025 Notes in an additional issuance of such 2025 Notes. On July 27, 2022, the underwriters exercised their option, in full, to purchase from the Company an additional $7.5 million in aggregate principal amount of the 2025 Notes solely to cover over-allotments in accordance with the Underwriting Agreement. The 2025 Notes issued pursuant to this offering are treated as a single series with the existing 2025 Notes under the 2025 Notes Indenture (the “Existing 2025 Notes”) and have the same terms as the Existing 2025 Notes (other than issue date and issue price). The 2025 Notes have the same CUSIP number and are fungible and rank equally. Following this additional issuance of the 2025 Notes, the outstanding aggregate principal amount of the 2025 Notes is $182.5 million.

In connection with the additional issuance of the 2025 Notes, the 2025 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINL” on July 29, 2022.

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

As of June 30, 2022, approximately 64.4% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 35.6% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Term SOFR Reference Rate plus 2.85%. subject to the number of eligible debt investments in the collateral pool

Based on our Consolidated Statements of Operations as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$18,990	$6,600	$12,390
Up 200 basis points	$12,643	$4,400	$8,243
Up 100 basis points	$6,295	$2,200	$4,095
Down 100 basis points	$(523)	$(1,100)	$577
Down 200 basis points	$(7,260)	$(1,100)	$(6,160)
Down 300 basis points	$(7,260)	$(1,100)	$(6,160)

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of June 30, 2022, we had five foreign domiciled portfolio companies. Our exposure to currency risk related to the debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments at June 30, 2022 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Annual Report on Form 10-K filed with the SEC on March 3, 2022, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described below and in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

Other than as described below, during the six months ended June 30, 2022, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our 2022 Annual Meeting of Stockholders held on June 8, 2022, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one-year anniversary of the date of our 2022 Annual Meeting of Stockholders and the date of our 2023 Annual Meeting of Stockholders, which is expected to be held in May or June 2023. The proposal approved by our stockholders at our 2022 Annual Meeting of Stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in one or more offerings may not exceed 25% of our outstanding common stock as of the date of stockholder approval of this proposal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2022, pursuant to its amended and restated distribution reinvestment plan, the Company issued 49,840 shares of its common stock, at a price of $14.28 per share, to stockholders of record as of June 30, 2022 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act.

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
10.1

Underwriting Agreement, dated April 5, 2022, by among Trinity Capital Inc., on the one hand, and Keefe, Bruyette & Woods, Inc., Wells Fargo Securities, LLC and UBS Investment Bank, on the other hand, as representatives of the several underwriters named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2022).

10.2

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

TRINITY CAPITAL INC.

Dated: August 4, 2022	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2022	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)