Form 10-Q
period 2022-09-30
Trinity Capital Inc.
filed 2022-11-03
CIK 1786108

112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

(480) 374‑5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRIN	Nasdaq Global Select Market
7.00% Notes Due 2025	TRINL	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of November 3, 2022, the registrant had 35,170,182 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $46,949 and $38,994, respectively)	$28,714	$32,214
Affiliate investments (cost of $28,718 and $41,609, respectively)	9,508	32,192
Non-control / Non-affiliate investments (cost of $1,012,060 and $717,253, respectively)	1,003,953	809,064
Total investments (cost of $1,087,727 and $797,856, respectively)	1,042,175	873,470
Cash and cash equivalents	34,141	31,685
Restricted cash	—	15,057
Interest receivable	8,899	5,551
Deferred credit facility costs	3,092	2,308
Other assets	8,442	9,047
Total assets	$1,096,749	$937,118

LIABILITIES
2025 Notes, net of $4,426 and $3,616, respectively, of unamortized deferred financing costs	$178,074	$121,384
KeyBank Credit Facility	137,500	81,000
August 2026 Notes, net of $2,247 and $2,679, respectively, of unamortized deferred financing costs	122,753	122,321
December 2026 Notes, net of $1,567 and $1,842, respectively, of unamortized deferred financing costs	73,433	73,158
Convertible Notes, net of $2,042 and $2,515, respectively, of unamortized deferred financing costs and discount	47,958	47,485
Credit Suisse Credit Facility	—	10,000
Distribution payable	21,073	9,803
Security deposits	14,903	10,840
Accounts payable, accrued expenses and other liabilities	18,591	14,594
Total liabilities	614,285	490,585

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 35,122,433 and 27,229,541 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	35	27
Paid-in capital in excess of par	487,655	368,609
Distributable earnings/(accumulated loss)	(5,226)	77,897
Total net assets	482,464	446,533
Total liabilities and net assets	$1,096,749	$937,118
NET ASSET VALUE PER SHARE	$13.74	$16.40

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Interest income:
Control investments	$1,239	$1,288	$4,235	$3,860
Affiliate investments	—	273	862	1,155
Non-Control / Non-Affiliate investments	35,915	19,098	92,974	50,103
Total interest income	37,154	20,659	98,071	55,118
Fee income:
Non-Control / Non-Affiliate investments	1,535	1,131	5,921	3,468
Total fee income	1,535	1,131	5,921	3,468
Total investment income	38,689	21,790	103,992	58,586

EXPENSES:
Interest expense and other debt financing costs	9,306	5,112	23,864	14,153
Compensation and benefits	7,315	3,677	20,647	11,043
Professional fees	1,261	762	2,984	1,979
General and administrative	1,520	1,116	4,555	2,955
Total expenses	19,402	10,667	52,050	30,130

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	19,287	11,123	51,942	28,456

Excise tax expense	657	—	1,987	—

NET INVESTMENT INCOME	18,630	11,123	49,955	28,456

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	(105)	(2,725)	(333)	(2,725)
Affiliate investments	(608)	—	(10,241)	1,491
Non-Control / Non-Affiliate investments	111	3,391	52,999	6,490
Net realized gain/(loss) from investments	(602)	666	42,425	5,256

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(391)	13,172	(11,455)	1,088
Affiliate investments	(13,443)	(5,960)	(9,794)	(14,165)
Non-Control / Non-Affiliate investments	(16,194)	8,180	(99,917)	56,575
Net change in unrealized appreciation/(depreciation) from investments	(30,028)	15,392	(121,166)	43,498

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(12,000)	$27,181	$(28,786)	$77,210

NET INVESTMENT INCOME PER SHARE - BASIC	$0.56	$0.42	$1.64	$1.11
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.53	0.40	$1.55	$1.08

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$(0.36)	$1.02	$(0.94)	$3.02
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$(0.36)	$0.94	$(0.94)	$2.77

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	33,098,332	26,641,084	30,506,292	25,569,565
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	36,537,607	29,974,419	33,945,567	28,902,900

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended September 30, 2022:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of June 30, 2022	31,355,832	$31	$430,464	$27,847	$458,342
Issuance of common stock pursuant to distribution reinvestment plan	49,840	—	711	—	711
Stock based compensation	—	—	1,654	—	1,654
Issuance of restricted stock awards	23,393	—	—	—	—
Issuance of common stock, net of issuance costs	3,719,904	4	55,223	—	55,227
Retired and forfeited shares of restricted stock	(26,536)	—	(397)	—	(397)
Distributions to stockholders	—	—	—	(21,073)	(21,073)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(12,000)	(12,000)
Balance as of September 30, 2022	35,122,433	$35	$487,655	$(5,226)	$482,464

Three Months Ended September 30, 2021:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of June 30, 2021	26,491,274	$26	$369,379	$10,315	$379,720
Issuance of common stock pursuant to distribution reinvestment plan	63,390	—	915	—	915
Stock based compensation	—	—	149	—	149
Issuance of restricted stock awards	593,432	1	(1)	—	—
Distributions to stockholders	—	—	—	(8,959)	(8,959)
Net increase/(decrease) in net assets resulting from operations	—	—	—	27,181	27,181
Balance as of September 30, 2021	27,148,096	$27	$370,442	$28,537	$399,006

Nine Months Ended September 30, 2022:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2021	27,229,541	$27	$368,609	$77,897	$446,533
Issuance of common stock pursuant to distribution reinvestment plan	140,174	—	2,353	—	2,353
Stock based compensation	—	—	4,331	—	4,331
Issuance of restricted stock	741,656	1	—	—	1
Issuance of common stock, net of issuance costs	7,064,118	7	113,134	—	113,141
Retired and forfeited shares of restricted stock	(53,056)	—	(772)	—	(772)
Distributions to stockholders	—	—	—	(54,337)	(54,337)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(28,786)	(28,786)
Balance as of September 30, 2022	35,122,433	$35	$487,655	$(5,226)	$482,464

Nine Months Ended September 30, 2021:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2020	18,321,274	$18	$263,366	$(24,636)	$238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Stock based compensation	227,099	—	3,190	—	3,190
Issuance of restricted stock awards	—	—	149	—	149
Issuance of common stock pursuant to distribution reinvestment plan	593,432	1	(1)	—	—
Distributions to stockholders	—	—	—	(24,037)	(24,037)
Net increase/(decrease) in net assets resulting from operations	—	—	—	77,210	77,210
Balance as of September 30, 2021	27,148,096	$27	$370,442	$28,537	$399,006

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$(28,786)	$77,210
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(507,325)	(358,450)
Proceeds from sales and paydowns of investments	283,575	240,132
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	121,166	(43,215)
Net realized gain/(loss) from investments	(42,425)	(5,256)
Accretion of original issue discounts and end of term payments on investments	(23,696)	(16,807)
Amortization of deferred financing costs	2,727	2,850
Stock-based compensation	4,331	149
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(3,348)	(1,013)
(Increase)/Decrease in receivable from sale of investments	1,569	(281)
(Increase)/Decrease in other assets	(858)	(2,441)
Increase/(Decrease) in security deposits	4,063	(169)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	3,997	2,991
Net cash provided by/(used in) operating activities	(185,010)	(104,300)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(106)	(1,157)
Net cash provided by/(used in) investing activities	(106)	(1,157)

Cash flows provided by/(used in) financing activities
Issuance of common stock	117,442	112,088
Common stock issuance costs	(4,301)	(7,880)
Retirement of employee shares	(772)	—
Cash distributions paid	(40,713)	(16,835)
Issuance of debt	57,500	125,000
Debt issuance cost	(3,141)	(2,704)
Borrowings under Credit Facilities	261,000	71,000
Repayments under Credit Facilities	(214,500)	(196,000)
Net cash provided by/(used in) financing activities	172,515	84,669

Net increase/(decrease) in cash, cash equivalents and restricted cash	(12,601)	(20,788)
Cash, cash equivalents and restricted cash at beginning of period	46,742	61,101
Cash, cash equivalents and restricted cash at end of period	$34,141	$40,313

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$20,162	$9,618
Accrued but unpaid distributions	$21,073	$8,959
Distributions reinvested	$2,353	$3,190
Income tax, including excise tax, paid	$310	$—
Change to investments and net assets related to adoption of ASU 2020-06	$—	$(462)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$34,141	$25,313
Restricted cash	—	15,000
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$34,141	$40,313

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Accommodation and Food Services (7)
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$3,896	$3,945	$3,878
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	5,348	5,386	5,386
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	4,133	4,153	4,153
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	4,942	4,944	4,944
					18,319	18,428	18,361

Sub-total: Accommodation and Food Services (1.7%)*					$18,319	$18,428	$18,361

Administrative and Support and Waste Management and Remediation (7)
Qwick, Inc.	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$5,002	$5,200
	Secured Loan	August 12, 2022	September 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	5,000	4,921	4,921
					10,000	9,923	10,121

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Fixed interest rate 10.5%; EOT 3.0%	$23,000	$22,908	$22,103

SeaOn Global, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$6,373	$6,444	$6,300
	Equipment Financing⁽¹⁴⁾	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	3,182	3,186	3,186
					9,555	9,630	9,486

Sub-total: Administrative and Support and Waste Management and Remediation (3.8%)*					$42,555	$42,461	$41,710

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	January 1, 2026	Variable interest rate LIBOR + 11.0% or Floor rate 10.1% ⁽⁸⁾	$10,000	$9,458	$9,732

RoBotany, Inc.	Equipment Financing⁽¹⁴⁾	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 17.3%	$762	$1,190	$1,119

Sub-total: Agriculture, Forestry, Fishing and Hunting (1.0%)*					$10,762	$10,648	$10,851

Arts, Entertainment, and Recreation (7)
SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$3,000	$2,941	$2,935

Sub-total: Arts, Entertainment, and Recreation (0.3%)*					$3,000	$2,941	$2,935

Construction (7)
Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$229	$282	$274
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	320	371	358
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	402	462	446
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	477	543	524
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	984	1,095	1,056
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	1,137	1,196	1,157
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	2,039	2,091	2,027
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	936	952	928
	Equipment Financing	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	1,417	1,437	1,401
	Equipment Financing	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	896	898	898
Total Dandelion Energy, Inc.					8,837	9,327	9,069

Sub-total: Construction (0.8%)*					$8,837	$9,327	$9,069

Educational Services (7)
Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$6,000	$6,083	$5,920
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	2,012	1,952
Total Medical Sales Training Holding Company					8,000	8,095	7,872

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$4,894
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	1,628
Total Yellowbrick Learning, Inc.					10,000	10,500	6,522

Sub-total: Educational Services (1.3%)*					$18,000	$18,595	$14,394

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Finance and Insurance (7)
BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,228	$4,825

Petal Card, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$10,000	$10,208	$10,321
	Secured Loan	August 6, 2021	October 1, 2024	Variable interest rate Prime + 4.3% or Floor rate 11.5% ⁽⁸⁾	7,000	7,006	7,071
	Secured Loan (12)	January 28, 2021	January 1, 2024	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 0.0% ⁽⁸⁾	23,537	24,959	23,957
Total Petal Card, Inc.					40,537	42,173	41,349

Stilt, Inc.	Secured Loan (12)(14)	February 10, 2022	August 1, 2024	Variable interest rate SOFR 30 Day Forward + 11.0% + Default rate 3.0% or Floor rate 0.25%+ PIK Fixed interest rate 11.0% + Default rate 3.0%(8)(15)	$3,933	$3,857	$3,497

Sub-total: Finance and Insurance (4.5%)*					$49,470	$51,258	$49,671

Health Care and Social Assistance (7)
FemTec Health, Inc.	Secured Loan(18)	December 1, 2021	February 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$10,000	$10,564	$5,845
	Secured Loan(18)	July 23, 2021	September 1, 2022(20)	Fixed interest rate 11.0%	2,000	2,111	1,257
	Secured Loan(18)	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	3,000	2,998	1,754
Total FemTec Health, Inc. (21)					15,000	15,673	8,856

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$4,411	$4,449	$4,476
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	5,000	4,926	4,940
Total Lark Technologies, Inc.					9,411	9,375	9,416

WorkWell Prevention & Care Inc.	Secured Loan(14)(18)	January 16, 2020	July 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,659	$150
	Secured Loan(14)(18)	January 16, 2020	July 1, 2024	Fixed interest rate 8.0%	700	718	50
Total WorkWell Prevention & Care Inc. (21)					4,070	4,377	200

Sub-total: Health Care and Social Assistance (1.7%)*					$28,481	$29,425	$18,472

Information (7)
Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$12,000	$12,050	$12,263
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	8,000	8,000	8,159
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	6,943	7,104
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,000	5,014	5,147
Total Rigetti & Co, Inc.					32,000	32,007	32,673

Stratifyd, Inc.	Secured Loan	September 3, 2021	January 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$6,000	$6,023	$6,176

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$5,008	$4,965

Sub-total: Information (4.0%)*					$43,000	$43,038	$43,814

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Management of Companies and Enterprises (7)
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$24,950	$25,037
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	14,963	15,034
Total Bestow, Inc.					40,000	39,913	40,071

Exer Holdings, LLC	Secured Loan	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,442	$22,057
	Secured Loan	February 18, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	7,500	7,465	7,347
Total Exer Holdings, LLC					30,000	29,907	29,404

Sub-total: Management of Companies and Enterprises (6.3%)*					$70,000	$69,820	$69,475

Manufacturing (7)
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 8.5%; EOT 9.0%	$2,981	$3,290	$2,832
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 8.4%; EOT 9.0%	1,445	1,587	1,363
Total 3DEO, Inc.					4,426	4,877	4,195

Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,931	$20,217	$19,680
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,974	5,015	4,920
Total Athletic Brewing Company, LLC					24,905	25,232	24,600

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$1,239	$1,286	$1,253

Cepton Technologies, Inc.	Secured Loan	January 4, 2022	February 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$10,000	$9,899	$10,126

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$281	$306	$302
	Equipment Financing	July 7, 2021	August 1, 2024	Fixed interest rate 9.5%; EOT 7.5%	1,408	1,499	1,477
	Equipment Financing	August 17, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 7.5%	701	741	729
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	407	430	423
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	795	826	812
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,938	1,970	1,934
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	875	883	866
	Equipment Financing	June 1, 2022	July 1, 2025	Fixed interest rate 10.1%; EOT 7.5%	3,533	3,563	3,511
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	428	431	431
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	1,025	1,025	1,025
Total Daring Foods, Inc.					11,391	11,674	11,510

Deerfield Imaging Holdings, Inc.	Secured Loan⁽¹⁴⁾	April 14, 2022	May 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,250	$18,294	$18,743

DrinkPak, LLC	Secured Loan⁽¹⁴⁾	September 13, 2022	April 1, 2026	Variable interest rate Prime + 7.3% or Floor rate 12.8%; EOT 4.0% ⁽⁸⁾	$10,000	$9,905	$9,905

Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$457	$479	$451
	Equipment Financing⁽¹⁴⁾	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	676	695	655
	Equipment Financing⁽¹⁴⁾	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.0%	1,799	1,822	1,714
Total Eterneva, Inc.					2,932	2,996	2,820

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	$20,000	$17,969	$19,168
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	20,000	17,853	18,959
Total Footprint International Holding, Inc.					40,000	35,822	38,127

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Manufacturing, Continued (7)
Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$441	$439	$435
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	4,503	4,483	4,439
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	3,153	3,138	3,138
	Equipment Financing	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	9,218	9,192	9,192
Total Hadrian Automation, Inc.					17,315	17,252	17,204

Happiest Baby, Inc.	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	$37	$156	$192
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	97	202	200
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	267	374	369
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	558	667	657
	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	521	594	583
Total Happiest Baby, Inc.					1,480	1,993	2,001

Hermeus Corporation	Equipment Financing⁽¹⁴⁾	August 9, 2022	March 1, 2026	Fixed interest rate 9.4%; EOT 6.0%	$1,782	$1,743	$1,743

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$5,246	$5,270	$5,191
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	4,216	4,172	4,172
					9,462	9,442	9,363

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$30,000	$29,908	$28,905

Miyoko's Kitchen	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	$180	$267	$264
	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	255	307	302
	Equipment Financing	June 25, 2021	January 1, 2024	Fixed interest rate 8.9%; EOT 9.0%	314	354	348
Total Miyoko's Kitchen					749	928	914

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$1,134	$1,378	$1,355
	Equipment Financing	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 15.7%	321	380	379
	Equipment Financing	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 16.3%	546	633	628
	Equipment Financing	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 17.8%	431	484	467
Total Molekule, Inc.					2,432	2,875	2,829

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$17,500	$17,506	$17,973
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	2,500	2,518	2,596
Total Quip NYC, Inc.					20,000	20,024	20,569

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$4,922	$5,094

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$343	$388	$380
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	2,594	2,610	2,543
Total The Fynder Group, Inc.					2,937	2,998	2,923

Vertical Communications, Inc.(21)	Secured Loan⁽¹⁴⁾	August 23, 2021	March 1, 2026	Fixed interest rate 11.0%; EOT 23.8%	$13,300	$15,402	$13,588

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0% ⁽⁸⁾	$15,000	$15,011	$14,965

VitaCup, Inc.	Secured Loan	June 23, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,520	$5,603

Sub-total: Manufacturing (22.5%)*					$248,100	$248,003	$246,980

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Other Services (except Public Administration) (7)
Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	$5,000	$4,921	$5,028

Sub-total: Other Services (except Public Administration)(0.5%)*					$5,000	$4,921	$5,028

Professional, Scientific, and Technical Services (7)
AllSeated, Inc.	Secured Loan	February 28, 2022	March 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.5% ⁽⁸⁾	$6,000	$6,006	$5,887

BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$121	$315	$310
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	28	50	49
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	266	424	417
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	62	91	89
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	68	97	95
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	72	100	98
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	253	343	336
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	350	465	455
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	318	414	405
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	337	431	421
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	302	382	373
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	95	117	116
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	630	773	756
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	728	863	841
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	135	157	154
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	1,825	2,023	1,966
Total BackBlaze, Inc.					5,590	7,045	6,881

Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$17,471	$17,664	$17,412

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$1,632	$1,739	$1,703
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	490	519	508
Total Commonwealth Fusion Systems, LLC					2,122	2,258	2,211

Core Scientific, Inc.	Equipment Financing	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$700	$729	$594
	Equipment Financing	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	10,492	10,827	8,783
	Equipment Financing	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	3,881	3,992	3,234
	Equipment Financing	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	8,270	8,454	6,827
Total Core Scientific, Inc.					23,343	24,002	19,438

Edeniq, Inc.(21)	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%	$4,891	$1,932	$4,904

Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$6,819	$7,288	$7,171

Emergy, Inc.	Equipment Financing	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$304	$341	$334
	Equipment Financing	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	8,976	9,403	9,136
Total Emergy, Inc.					9,280	9,744	9,470

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Professional, Scientific, and Technical Services, Continued
Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$7,000	$6,970	$7,031

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,500	$4,467	$4,566

Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$1,778	$1,962	$1,927
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	2,692	2,897	2,840
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,491	1,579	1,545
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	863	914	895
Total Greenlight Biosciences Inc.					6,824	7,352	7,207

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	October 1, 2024	Fixed interest rate 11.8%; EOT 16.4%	$5,568	$6,444	$5,190

Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$29,943	$30,877

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,500	$12,623	$12,548

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$93	$116	$115
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	718	848	845
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	239	273	271
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	420	468	463
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,004	5,087
	Secured Loan	February 28, 2022	March 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,996	5,070
	Secured Loan	March 30, 2022	April 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,991	5,046
	Secured Loan	May 6, 2022	June 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,981	4,993
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,974	4,931
Total Pendulum Therapeutics, Inc.					26,470	26,651	26,821

Smartly, Inc.	Secured Loan	May 16, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,893	$10,171

Sun Basket, Inc.	Secured Loan	December 31, 2020	April 1, 2023	Variable interest rate Prime + 8.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$13,181	$14,242	$13,753

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$4,987	$5,135

Utility Associates, Inc.	Secured Loan (14)(18)	January 16, 2020	September 30, 2023	PIK Fixed interest rate 11.0% (15)	$750	$830	$743

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$15,031	$15,546

Sub-total: Professional, Scientific, and Technical Services (19.4%)*					$212,309	$215,372	$212,962

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Real Estate (7)
Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,751	$14,484
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	2,001	1,967
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,273	4,195
Total Knockaway, Inc.					21,009	21,025	20,646

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,078	$5,180
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,649	12,916
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,475	12,475
Total Orchard Technologies, Inc.					30,000	30,202	30,571

Wanderjaunt, Inc.	Equipment Financing(18)	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$155	$201	$20
	Equipment Financing(18)	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	545	699	61
	Equipment Financing(18)	January 7, 2022	August 1, 2025	Fixed interest rate 10.3%; EOT 11.0%	2,649	2,658	114
	Equipment Financing(18)	March 4, 2022	October 1, 2025	Fixed interest rate 10.2%; EOT 11.0%	2,133	2,121	88
Total Wanderjaunt, Inc.					5,482	5,679	283

Sub-total: Real Estate (4.7%)*					$56,491	$56,906	$51,500

Rental and Leasing Services(7)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$1,702	$1,989	$1,995
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	707	804	807
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	338	376	376
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	1,069	1,187	1,188
Total EquipmentShare, Inc.					3,816	4,356	4,366

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$18,104	$17,685

NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	$5,000	$5,069	$5,100
	Secured Loan	December 15, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,000	2,029	2,040
	Secured Loan	February 23, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,500	2,519	2,548
	Secured Loan	March 16, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	3,000	3,017	3,058
	Secured Loan	April 18, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,500	2,497	2,549
	Secured Loan	April 18, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,500	2,496	2,549
	Secured Loan	May 17, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	5,000	4,979	5,098
	Secured Loan	June 22, 2022	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0% ⁽⁸⁾	2,500	2,478	2,548
Total NextCar Holding Company, Inc.					25,000	25,084	25,490

Sub-total: Rental and Leasing Services (4.3%)*					$46,816	$47,544	$47,541

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Retail Trade (7)
Fernished, Inc.	Equipment Financing⁽¹⁴⁾	October 29, 2021	November 1, 2024	Fixed interest rate 13.4%; EOT 3.0%	$364	$369	$363
	Equipment Financing⁽¹⁴⁾	March 21, 2022	April 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	1,281	1,284	1,258
	Equipment Financing⁽¹⁴⁾	May 10, 2022	June 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	905	905	885
Total Fernished, Inc.					2,550	2,558	2,506

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$2,000	$1,928	$1,951

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$4,437	$4,546	$4,567
	Secured Loan	October 25, 2021	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	3,630	3,680	3,693
Total Super73, Inc.					8,067	8,226	8,260

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$13,945	$14,721	$14,069

Sub-total: Retail Trade (2.4%)*					$26,562	$27,433	$26,786

Space Research and Technology (7)
Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$30,054	$30,793

Sub-total: Space Research and Technology (2.8%)*					$30,000	$30,054	$30,793

Utilities (7)
Electric Hydrogen Co.	Equipment Financing⁽¹⁴⁾	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$2,029	$2,035	$2,035

Ambient Photronics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$4,263	$4,246	$4,246

Sub-total: Utilities (0.6%)*					$6,292	$6,281	$6,281

Wholesale Trade (7)
BaubleBar, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$1,409	$2,348	$2,264

Grandpad, Inc.	Equipment Financing	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$875	$1,014	$1,005
	Equipment Financing	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	1,199	1,366	1,353
Total Grandpad, Inc.					2,074	2,380	2,358

Sub-total: Wholesale Trade (0.4%)*					$3,483	$4,728	$4,622

Total: Debt Securities- United States (83.1%)*					$927,477	$937,183	$911,245

Debt Securities- Canada

Information (7)
Hut 8 Holdings, Inc. (10)	Equipment Financing	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$23,106	$23,383	$23,180

Sub-total: Information (2.1%)*					$23,106	$23,383	$23,180

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Secured Loan	August 27, 2021	September 1, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	$10,000	$9,761	$10,301
	Secured Loan	June 8, 2022	July 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	5,000	4,781	5,113
Total Nexii Building Solutions, Inc.					15,000	14,542	15,414

Sub-total: Manufacturing (1.4%)*					$15,000	$14,542	$15,414

Transportation and Warehousing (7)
GoFor Industries, Inc. (10)(21)	Secured Loan(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,570	$9,385	$3,838

Sub-total: Transportation and Warehousing (0.3%)*					$9,570	$9,385	$3,838

Utilities (7)
Invenia, Inc.	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$1,159	$1,610	$1,599
	Secured Loan	January 16, 2020	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	1,011	1,212	1,198
	Secured Loan	January 16, 2020	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	1,461	1,593	1,576
	Secured Loan	January 17, 2020	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,060	2,242	2,208
	Secured Loan	June 8, 2020	July 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,605	2,761	2,730
	Secured Loan	October 29, 2020	November 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,779	3,950	3,890
Total Invenia, Inc. (10)					12,075	13,368	13,201

Sub-total: Utilities (1.2%)*					$12,075	$13,368	$13,201

Total: Debt Securities- Canada (5.1%)*					$59,751	$60,678	$55,633

Debt Securities- Europe

Information (7)
All.Space Networks, Limited.(10)	Secured Loan⁽¹⁴⁾	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,879	$9,879

Sub-total: Information (0.9%)*					$10,000	$9,879	$9,879

Manufacturing (7)
Aledia, Inc. (10)	Equipment Financing⁽¹⁴⁾	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$15,415	$15,712	$15,470
	Equipment Financing⁽¹⁴⁾	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	1,080	1,087	1,075
	Equipment Financing⁽¹⁴⁾	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	1,476	1,477	1,477
	Equipment Financing⁽¹⁴⁾	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	2,415	2,399	2,399
Total Aledia, Inc.					20,386	20,675	20,421

Sub-total: Manufacturing (1.9%)*					$20,386	$20,675	$20,421

Total: Debt Securities- Europe (2.8%)*					$30,386	$30,554	$30,300

Total: Debt Securities (90.9%)(19)*					$1,017,614	$1,028,415	$997,178

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Administrative and Support and Waste Management and Remediation (7)

Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	16,964	$2.79	$96	$25

BetterLeap, Inc.	Warrant⁽¹⁴⁾	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$37

RTS Holding, Inc.	Warrant⁽¹⁴⁾	December 10, 2021	December 10, 2031	Preferred Series C	3,857	$205.28	$153	$214

Sub-Total: Administrative and Support and Waste Management and Remediation (0.0%)*							$287	$276

Agriculture, Forestry, Fishing and Hunting (7)
Bowery Farming, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$1,386
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	573
	Warrant⁽¹⁴⁾	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	528
Total Bowery Farming, Inc.							1,187	$2,487

RoBotany, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$128	$8

Sub-Total: Agriculture, Forestry, Fishing and Hunting (0.2%)*							$1,315	$2,495

Arts, Entertainment, and Recreation (7)
SI Tickets, Inc.	Warrant⁽¹⁴⁾	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$83

Sub-total: Arts, Entertainment, and Recreation (0.0%)*							$162	$83

Construction (7)
Project Frog, Inc. (21)	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Preferred Series AA	211,633	$0.19	$9	$—
	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Common Stock	180,356	$0.19	9	—
	Warrant⁽¹⁴⁾	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	10
Total Project Frog, Inc.							38	10

Sub-Total: Construction (0.0%)*							$38	$10

Educational Services (7)
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$35

Yellowbrick Learning, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$6

Sub-Total: Educational Services (0.0%)*							$228	$41

Finance and Insurance (7)
DailyPay, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$630

Petal Card, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$930
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	632
	Warrant⁽¹⁴⁾	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	394
Total Petal Card, Inc.							656	1,956

RealtyMogul, Co.	Warrant⁽¹⁴⁾	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$63

Slope Tech, Inc.	Warrant⁽¹⁴⁾	September 14, 2022	September 14, 2032	Common Stock	45,485	$0.88	$109	$109

Stilt, Inc.	Warrant⁽¹⁴⁾	February 10, 2022	February 10, 2032	Common Stock	67,465	$0.01	$106	$—

Sub-Total: Finance and Insurance (0.3%)*							$1,307	$2,758

Health Care and Social Assistance (7)
Lark Technologies, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$389
	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	405
Total Lark Technologies, Inc.							435	794

Sub-Total: Health Care and Social Assistance (0.1%)*							$435	$794

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Information (7)
Everalbum, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$1

Firefly Systems, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$211

Gtxcel, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$—
	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	16
Total Gtxcel, Inc.							166	16

Lucidworks, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$805	$1,431

RapidMiner, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624	$60.22	$528	$—

Stratifyd, Inc.	Warrant⁽¹⁴⁾	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$56	$13

Sub-Total: Information (0.2%)*							$1,862	$1,672

Management of Companies and Enterprises (7)

Exer Holdings, LLC	Warrant⁽¹⁴⁾	November 19, 2021	November 19, 2031	Common Stock	281	$479.25	$93	$117

Sub-Total: Management of Companies and Enterprises (0.0%)*							$93	$117

Manufacturing (7)
3DEO, Inc.	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—
	Warrant⁽¹⁴⁾	July 31, 2022	July 31, 2032	Common Stock	37,311	$1.35	1	—
Total 3DEO, Inc.							$94	$—

Bolb, Inc.	Warrant⁽¹⁴⁾	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$1

Daring Foods, Inc.	Warrant⁽¹⁴⁾	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$613

DrinkPak, LLC	Warrant⁽¹⁴⁾	September 13, 2022	September 13, 2032	Common Stock	3,977	$19.12	$12	$12

Footprint International Holding, Inc.	Warrant⁽¹⁴⁾	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$769
	Warrant⁽¹⁴⁾	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	1,584
	Warrant⁽¹⁴⁾	June 23, 2022	June 23, 1932	Common Stock	14,624	$0.01	359	299
Total Footprint International Holding, Inc.							4,614	2,652

Happiest Baby, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$110

Hermeus Corporation	Warrant⁽¹⁴⁾	August 9, 2022	August 9, 2032	Common Stock	43,205	$6.24	$326	$334

Mainspring Energy, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$764
	Warrant⁽¹⁴⁾	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	443
	Warrant⁽¹⁴⁾	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	718
Total Mainspring Energy, Inc.							853	1,925

Molekule, Inc.	Warrant⁽¹⁴⁾	June 19, 2020	June 19, 2030	Common Stock	3,205	$3.12	$8	$—
	Warrant⁽¹⁴⁾	June 1, 2022	June 1, 2032	Preferred Series 1	257,135	$0.39	22	9
	Warrant⁽¹⁴⁾	June 19, 2022	June 19, 2030	Preferred Series 2	100,000	$1.00	8	—
Total Molekule, Inc.							38	9

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Manufacturing (7) Continued
Quip NYC, Inc.	Warrant⁽¹⁴⁾	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$203	$442

SBG Labs, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$—
	Warrant⁽¹⁴⁾	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	—
	Warrant⁽¹⁴⁾	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	—
	Warrant⁽¹⁴⁾	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	—
	Warrant⁽¹⁴⁾	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	—
Total SBG Labs, Inc.							217	—

Space Perspective, Inc.	Warrant⁽¹⁴⁾	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75	$256	$239

Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$1,994

The Fynder Group, Inc.	Warrant⁽¹⁴⁾	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$321

Vertical Communications, Inc. (21)	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$32

VitaCup, Inc.	Warrant⁽¹⁴⁾	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$9

Sub-Total: Manufacturing (0.8%)*							$8,013	$8,693
Other Services (except Public Administration) (7)
Rinse, Inc.	Warrant⁽¹⁴⁾	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$145

Sub-total: Other Services (except Public Administration)(0.0%)*							$118	$145

Pharmaceutical (7)
Zosano Pharma Corporation	Warrant (9)(14)	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$—

Sub-Total: Pharmaceutical (0.0%)*							$69	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Professional, Scientific, and Technical Services (7)
All Seated, Inc.	Warrant⁽¹⁴⁾	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$—

Crowdtap, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$106
	Warrant⁽¹⁴⁾	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	24
Total Crowdtap, Inc.							51	130

Dynamics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Presto Automation, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	April 28, 2027	Common Stock	402,679	$0.04	$185	$688
	Warrant⁽¹⁴⁾	January 16, 2020	July 28, 2027	Common Stock	170,997	$5.85	28	284
Total Presto Automation, Inc.							213	972

Edeniq, Inc.	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$36
	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	81
	Warrant(11)(14)	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	—
	Warrant(11)(14)	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	381
	Warrant(14)	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	226
Total Edeniq, Inc.(21)							7	724

Eqis Capital Management, Inc.	Warrant⁽¹⁴⁾	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.99	$10	$46

Grabit Interactive Media, Inc.	Warrant⁽¹⁴⁾	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$38

Hologram, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$554

Hospitalists Now, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$956
	Warrant⁽¹⁴⁾	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	5,282
Total Hospitalists Now, Inc.							462	6,238

Incontext Solutions, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant⁽¹⁴⁾	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$187

Pendulum Therapeutics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$8
	Warrant⁽¹⁴⁾	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	3
	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	23
Total Pendulum Therapeutics, Inc.							198	34

Prüvit Ventures, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 5, 2027	Common Stock	103,650	$14.47	$111	$8
	Warrant⁽¹⁴⁾	December 31, 2020	December 29, 2032	Common Stock	33,351	$3.17	545	191
Total Prüvit Ventures, Inc.							656	199

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Warrant Investments- United States, Continued

Professional, Scientific, and Technical Services, Continued (7)
Reciprocity, Inc.	Warrant⁽¹⁴⁾	September 25, 2020	September 25, 2030	Common Stock	114,678		$4.17		$99	$28
	Warrant⁽¹⁴⁾	April 29, 2021	April 29, 2031	Common Stock	57,195		$4.17		54	14
Total Reciprocity, Inc.									153	42

Resilinc, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 15, 2025	Preferred Series A	589,275		$0.51		$40	$—

Smartly, Inc.	Warrant⁽¹⁴⁾	May 16, 2022	May 16, 2034	Common Stock	68,939		$1.10		$84	$80

TMRW Life Sciences, Inc.	Warrant⁽¹⁴⁾	April 29, 2022	April 29, 2032	Preferred Class A	537,966		$2.09		$160	$177

Utility Associates, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2025	Preferred Series A	92,511		$4.54		$55	$1
	Warrant⁽¹⁴⁾	January 16, 2020	May 1, 2026	Preferred Series A	60,000		$4.54		36	1
	Warrant⁽¹⁴⁾	January 16, 2020	May 22, 2027	Preferred Series A	200,000		$4.54		120	2
Total Utility Associates, Inc.									211	4

ZenDrive, Inc.	Warrant⁽¹⁴⁾	July 16, 2021	July 16, 2031	Common Stock	30,466		$2.46		$29	$15

Sub-Total: Professional, Scientific, and Technical Services (0.9%)*									$2,571	$9,440

Real Estate (7)
Egomotion Corporation	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	December 10, 2028	Preferred Series A	60,786		$1.32		$—	$54
	Warrant⁽¹⁴⁾	January 16, 2020	June 29, 2028	Preferred Series A	121,571		$1.32		219	108
Total Egomotion Corporation									219	162

Knockaway, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 24, 2029	Preferred Series X-1	8,795		$85.27		$209	$—
	Warrant⁽¹⁴⁾	November 10, 2021	November 10, 2031	Common Stock	163,500		$7.74		265	121
Total Knockaway, Inc.									474	121

Sub-Total: Real Estate (0.0%)*									$693	$283

Rental and Leasing Services (7)

Maxwell Financial Labs, Inc.	Warrant⁽¹⁴⁾	October 7, 2020	October 7, 2030	Common Stock	106,735		$0.29		$21	$72
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	110,860		$0.29		34	75
	Warrant⁽¹⁴⁾	September 30, 2021	September 30, 2031	Common Stock	79,135		$1.04		146	39
Total Maxwell Financial Labs, Inc.									201	186

NextCar Holding Company, Inc.	Warrant⁽¹⁴⁾	December 14, 2021	December 14, 2026	Preferred Series A	169,898	(13)	$2.81	(13)	$35	$30
	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2032	Preferred Series A	13,273	(13)	$2.81	(13)	3	2
	Warrant⁽¹⁴⁾	March 16, 2022	March 16, 2032	Preferred Series A	15,928	(13)	$2.81	(13)	3	3
	Warrant⁽¹⁴⁾	April 18, 2022	April 18, 2032	Preferred Series A	146,006	(13)	$2.81	(13)	7	26
Total NextCar Holding Company, Inc.									48	61

Sub-Total: Rental and Leasing Services (0.0%)*									$249	$247

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Retail Trade (7)
Boosted eCommerce, Inc.	Warrant⁽¹⁴⁾	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$15

Fernished, Inc.	Warrant⁽¹⁴⁾	May 5, 2021	May 5, 2031	Common Stock	54,427	$0.15	$39	$13

Madison Reed, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$343
	Warrant⁽¹⁴⁾	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	123
	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	98
Total Madison Reed, Inc.							312	564

Portofino Labs, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	39,659	$1.53	$160	$93
	Warrant⁽¹⁴⁾	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	38
Total Portofino Labs, Inc.							259	131

Super73, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$19

Trendly, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$45

Sub-Total: Retail Trade (0.1%)*							$1,196	$787

Space Research and Technology (7)
Axiom Space, Inc.	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$37
	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	6
Total Axiom Space, Inc.							160	43

Sub-Total: Space Research and Technology (0.0%)*							$160	$43

Utilities (7)
Ambient Photronics, Inc.	Warrant⁽¹⁴⁾	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$47	$33

Sub-Total: Utilities (0.0%)*							$47	$33

Wholesale Trade (7)
BaubleBar, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$314
	Warrant⁽¹⁴⁾	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	35
Total BaubleBar, Inc.							710	349

GrubMarket, Inc.	Warrant⁽¹⁴⁾	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$116	$728

Sub-Total: Wholesale Trade (0.1%)*							$826	$1,077

Total: Warrant Investments- United States (2.6%)*							$19,669	$28,994

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Warrant⁽¹⁴⁾	August 27, 2021	August 27, 2026	Common Stock	63,071	(13)	$15.86	(13)	$410	$362
	Warrant⁽¹⁴⁾	June 8, 2022	June 8, 2027	Common Stock	24,196	(13)	$15.96	(13)	204	192
Total Nexii Building Solutions, Inc.									614	554

Sub-Total: Manufacturing (0.1%)*									$614	$554

Total: Warrant Investments- Canada (0.1%)*									$614	$554

Warrant Investments- Europe

Information (7)
All.Space Networks, Limited. (10)	Warrant⁽¹⁴⁾	August 22, 2022	August 22, 2032	Common Stock	262,828		$21.79		$113	$119

Sub-Total: Information (0.0%)*									$113	$119

Manufacturing (7)
Aledia, Inc. (10)	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Preferred Series D-3	33,552	(13)	$148.92	(13)	$130	$572

Sub-Total: Manufacturing (0.1%)*									$130	$572

Total: Warrant Investments- Europe (0.1%)*									$243	$691

Total: Warrant Investments- (2.8%)*									$20,526	$30,239

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States
Administrative and Support and Waste Management and Remediation (7)
RTS Holding, Inc.	Equity⁽¹⁴⁾	July 5, 2022	2,544	Preferred Series D⁽¹⁷⁾	$500	$496

Sub-Total: Administrative and Support and Waste Management and Remediation (0.0%)*					$500	$496

Construction (7)
Project Frog, Inc.	Equity⁽¹⁴⁾	January 16, 2020	4,383,173	Preferred Series AA-1⁽¹⁷⁾	$351	$1
	Equity⁽¹⁴⁾	January 16, 2020	3,401,427	Preferred Series BB⁽¹⁷⁾	1,333	3
	Equity⁽¹⁴⁾	August 3, 2021	6,634,061	Common Stock	1,684	—
	Equity⁽¹⁴⁾	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	141
Total Project Frog, Inc. (21)					4,621	145

Sub-Total: Construction (0.0%)*					$4,621	$145

Health Care and Social Assistance (7)
FemTec, Inc. (21)	Equity⁽¹⁴⁾	July 22, 2021	1,098,093	Common Stock	$13,046	$652

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$339

WorkWell Prevention & Care Inc.	Equity⁽¹⁴⁾	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity⁽¹⁴⁾	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity⁽¹⁴⁾	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (21)					6,720	—

Sub-Total: Health Care and Social Assistance (0.1%)*					$20,266	$991

Information (7)
Rigetti & Co, Inc.	Equity(14)	February 25, 2022	50,000	Common Stock	$500	$94
	Equity(14)	May 18, 2021	757,297	Common Stock	506	1,423
Total Rigetti & Co, Inc.					1,006	1,517

Sub-Total: Information (0.1%)*					$1,006	$1,517

Manufacturing (7)
Hadrian Automation, Inc.	Equity⁽¹⁴⁾	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$500

Mainspring Energy, Inc.	Equity⁽¹⁴⁾	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$395

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021	3,320	Preferred Series B-1⁽¹⁷⁾	$500	$490

Tarana Wireless, Inc.	Equity⁽¹⁴⁾	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$487

Vertical Communications, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity⁽¹⁴⁾	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	3,475
Total Vertical Communications, Inc. (21)					3,966	3,475

Sub-Total: Manufacturing (0.5%)*					$5,966	$5,347

Professional, Scientific, and Technical Services (7)
Dynamics, Inc.	Equity⁽¹⁴⁾	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Edeniq, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$300
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	375
	Equity⁽¹¹⁾⁽¹⁴⁾	November 29, 2021	133,766,138	Preferred Series D⁽¹⁷⁾	—	1,157
Total Edeniq, Inc. (21)					—	1,832

Emerald Cloud Lab, Inc.	Equity⁽¹⁴⁾	June 3, 2022	—	Preferred Series C⁽¹⁷⁾	$500	$493

Emergy, Inc.	Equity⁽¹⁴⁾	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$512

Nomad Health, Inc.	Equity⁽¹⁴⁾	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$437

Sub-Total: Professional, Scientific, and Technical Services (0.3%)*					$1,890	$3,274

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Real Estate (7)
Knockaway, Inc.	Equity⁽¹⁴⁾	March 30, 2022	304,579	Preferred Series Y⁽¹⁷⁾	$500	$529

Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$212

Sub-Total: Real Estate (0.1%)*					$1,000	$741

Rental and Leasing Services (7)
Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$271

Sub-Total: Rental and Leasing Services (0.0%)*					$500	$271

Retail Trade (7)
Fernished, Inc.	Equity⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$220

Portofino Labs, Inc.	Equity⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$426

Prüvit Ventures, Inc.	Equity⁽¹⁴⁾	January 16, 2020	30,357	Common Stock	$537	$316

Sub-Total: Retail Trade (0.1%)*					$1,537	$962

Space Research and Technology (7)
Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	$500	Convertible Note⁽¹⁶⁾	$500	$549

Sub-Total: Rental and Leasing Services (0.1%)*					$500	$549

Transportation and Warehousing (7)
3Q GoFor Holdings, LP (21)	Equity⁽¹⁴⁾	January 16, 2020	—	Preferred ⁽¹⁷⁾	$500	$—

Sub-total: Transportation and Warehousing (0.0%)*					$500	$—

Total: Equity Investments- United States (1.3%)*					$38,286	$14,293

Equity Investments- Canada

Manufacturing (7)
Nexii Building Solutions, Inc. (10)	Equity⁽¹⁴⁾	February 28, 2022	24,418	Common Stock	$500	$465

Sub-Total: Manufacturing (0.0%)*					$500	$465

Total: Equity Investments- Canada (0.0%)*					$500	$465

Total: Equity Investments (1.3%)*					$38,786	$14,758

Total Investment in Securities (95.0%)*					$1,087,727	$1,042,175

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$32,919	$32,919
Other cash accounts					1,222	1,222
Cash, Cash Equivalents, and Restricted Cash (3.1%)*					34,141	34,141

Total Portfolio Investments and Cash and Cash Equivalents (98.1% of net assets)					$1,121,868	$1,076,316

(1)
All portfolio companies are located in North America or Europe. As of September 30, 2022, Trinity Capital Inc. (the "Company") had six foreign domiciled portfolio companies, four of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 17.9% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)
All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)
Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions (both terms as defined in "Note 1 - Organization and Basis of Presentation"), the investment date is January 16, 2020, the date of the Formation Transactions.
(4)
Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair value, generally subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

EOT payment value. The EOT payment is amortized and recognized as non-cash income over the term of the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities.
(5)
Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(6)
Except as noted, all investments were valued at fair value as determined in good faith by the Company’s Board of Directors (the "Board") using Level 3 inputs.
(7)
The Company uses the North American Industry Classification System (“NAICS”) code for classifying the industry grouping of its portfolio companies.
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 6.25%, the 1-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) was 3.14% and SOFR 30 Day Forward Rate was 3.02% as of September 30, 2022.
(9)
Asset is valued at fair value as determined in good faith by the Company's Board using Level 1 and Level 2 inputs.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 7.9% of the Company’s total assets as of September 30, 2022. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity.
(11)
Investment has zero cost basis as it was purchased at a fair value of zero as part of the Formation Transactions (as defined in "Note 1 - Organization and Basis of Presentation").
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
(14)
Investment is not pledged as collateral supporting amounts outstanding under the Company's credit facility with KeyBank, National Association (the “KeyBank Credit Facility”). See “Note 5 – Borrowings” for more information.
(15)
Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is recorded on an accrual basis to the extent such amounts are expected to be collected.
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
(18)
Investment is on non-accrual status as of September 30, 2022 and is therefore considered non-income producing.
(19)
All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the credit facility with KeyBank (see “Note 5 – Borrowings”), except as noted.
(20)
Currently, the Company in the process of negotiating new terms with the portfolio company after the portfolio company defaulted on the payments expected to be received on September 1, 2022.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

(21)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of September 30, 2022, along with transactions during the nine months ended September 30, 2022 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2021	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	September 30, 2022	Income
For the Nine Months Ended September 30, 2022
Control Investments
Edeniq, Inc.	$5,522	$1,838	$(376)	$—	$476	$7,460	$2,266
3Q GoFor Holdings, LP	—	10,626	(635)	(105)	(6,048)	3,838	258
Project Frog, Inc.	4,209	27	(3,878)	(228)	24	154	228
Vertical Communications, Inc.	17,382	386	—	—	(706)	17,062	1,483
WorkWell Prevention and Care Inc.	5,101	300	—	—	(5,201)	200	—
Total Control Investments	$32,214	$13,177	$(4,889)	$(333)	$(11,455)	$28,714	$4,235

Affiliate Investments
FemTec Health, Inc.	$27,748	$28	$(277)	$—	$(17,991)	$9,508	$862
Store Intelligence, Inc.	4,444	—	(2,400)	(10,241)	8,197	—	—
Total Affiliate Investments	$32,192	$28	$(2,677)	$(10,241)	$(9,794)	$9,508	$862

Total Control and Affiliate Investments	$64,406	$13,205	$(7,566)	$(10,574)	$(21,249)	$38,222	$5,097

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
(3)
Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds (as defined below) as part of the Formation Transactions (as defined in "Note 1 - Organization and Basis of Presentation"), investment date is January 16, 2020, the date of the Formation Transactions.
(4)
Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair market value, generally subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the term of the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Company’s current debt securities.
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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 3.25% and the 1-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) was 0.10% as of December 31, 2021.
(9)
Asset is valued using Level 2 inputs.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 6.4% of the Company’s total assets as of December 31, 2021. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity. Hut 8 Holdings, Inc., Invenia, Inc. and Nexii, Inc. are Canadian corporations.
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
(20)
Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is recorded on an accrual basis to the extent such amounts are expected to be collected.
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

TRINITY CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Trinity Capital Inc. (“Trinity Capital” and, together with its subsidiaries, the “Company”) is a specialty lending company focused on providing debt, including loans and equipment financings, to growth stage companies, including venture-backed companies and companies with institutional equity investors. Trinity Capital was formed on August 12, 2019 as a Maryland corporation and commenced operations on January 16, 2020. Prior to January 16, 2020, Trinity Capital had no operations, except for matters relating to its formation and organization as a business development company (“BDC”).

Trinity Capital is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Trinity Capital has elected to be treated, and intends to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a $300 million credit agreement with Credit Suisse AG (the “Credit Suisse Credit Facility”) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a $350 million credit agreement, as amended, with KeyBank National Association (“KeyBank”) (such credit facility, the

“KeyBank Credit Facility”). TF1 and TCF are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1 or TCF are not available to creditors of the Company or any other entity other than TF1 or TCF’s respective lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

In accordance with Rule 10‑01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1‑02(w) of Regulation S-X to determine if any of the Company’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test, and the income test. As of September 30, 2022 and December 31, 2021, the Company had no single investment that met either of these two tests.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act ("Rule 2a-5"), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company's Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged independent valuation firms to provide the Company with valuation assistance with respect to its investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company identifies portfolio investments with respect to which an independent valuation firm assists in valuing such investments. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Given the nature of lending to venture capital-backed growth stage companies, 99.8%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of September 30, 2022 and December 31, 2021, cash, cash equivalents and restricted cash consisted of $34.1 million and $46.7 million, respectively, of which $32.9 million and $43.4 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2022, the Company did not have any restricted cash. As of December 31, 2021, restricted cash consisted of approximately $15.1 million related to the Credit Suisse Credit Facility covenants (See “Note 5 – Borrowings”). In conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on the Company's cash thereunder expired.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of September 30, 2022 and December 31, 2021, there were no material past due escrow receivables. The escrow receivable balance as of September 30, 2022 and December 31, 2021 was measured at fair value and held in accordance with ASC 820.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of September 30, 2022 and December 31, 2021, the EOT payments receivable of approximately $54.4 million and $46.7 million, respectively, is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $0.1 million in PIK interest during the three and nine months ended September 30, 2022. There was no PIK interest income during the three and nine months ended September 30, 2021.

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

As of September 30, 2022, loans to four portfolio companies and an equipment financing to one portfolio company were on non-accrual status with a total cost of approximately $35.9 million, and a total fair value of approximately $13.9 million, or 1.4% of the fair value of the Company’s debt investment portfolio. As of December 31, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of September 30, 2022 and December 31, 2021. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Debt Securities

The Company’s debt securities primarily consist of direct investments in interest-bearing secured loans and equipment financings to privately held companies based in the United States (collectively "Debt"). Secured loans are generally secured by a blanket first lien or a blanket second lien on the assets of the portfolio company. Equipment financings typically include a specific asset lien on mission critical assets as well as a second lien on the assets of the portfolio company. These debt securities typically have a term of between three and five years from the original investment date. Certain of the debt securities are “covenant-lite” loans, which generally are loans that do not have a complete set of financial maintenance covenants and have covenants that are incurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower rather than by a deterioration in the borrower’s financial condition. The equipment financings in the investment portfolio generally have fixed interest rates. The loans in the investment portfolio generally have fixed interest rates or floating interest rates subject to interest rate floors. Both equipment financings and loans generally include an EOT payment.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Manufacturing	$298,443	27.5%	$298,446	28.6%	$169,381	21.1%	$222,011	25.4%
Professional, Scientific, and Technical Services	219,833	20.2%	225,675	21.7%	140,847	17.6%	161,217	18.5%
Information	79,281	7.3%	80,181	7.7%	101,031	12.7%	107,696	12.3%
Management of Companies and Enterprises	69,913	6.4%	69,592	6.7%	22,333	2.8%	22,332	2.6%
Real Estate	58,599	5.4%	52,524	5.0%	40,776	5.1%	41,351	4.7%
Finance and Insurance	52,565	4.8%	52,429	5.0%	62,000	7.8%	65,109	7.5%
Rental and Leasing Services	48,293	4.4%	48,059	4.6%	32,749	4.1%	33,513	3.8%
Administrative and Support and Waste Management and Remediation Services	43,248	4.0%	42,482	4.1%	29,353	3.7%	29,337	3.4%
Space Research and Technology	30,714	2.8%	31,385	3.0%	30,479	3.8%	30,698	3.5%
Retail Trade	30,166	2.8%	28,535	2.7%	39,542	5.0%	39,162	4.5%
Health Care and Social Assistance	50,126	4.6%	20,257	1.9%	50,458	6.3%	44,518	5.1%
Utilities	19,696	1.8%	19,515	1.9%	20,445	2.6%	20,436	2.3%
Accommodation and Food Services	18,428	1.7%	18,361	1.8%	—	—	—	—
Educational Services	18,823	1.7%	14,435	1.4%	18,246	2.3%	18,813	2.2%
Agriculture, Forestry, Fishing and Hunting	11,963	1.1%	13,347	1.3%	12,025	1.5%	13,396	1.5%
Construction	13,986	1.3%	9,224	0.9%	13,445	1.7%	8,903	1.0%
Wholesale Trade	5,554	0.5%	5,699	0.5%	9,417	1.2%	9,848	1.1%
Other Services (except Public Administration)	5,039	0.5%	5,173	0.5%	—	—	—	—
Transportation and Warehousing	9,885	0.9%	3,838	0.4%	—	—	—	—
Arts, Entertainment, and Recreation	3,103	0.3%	3,018	0.3%	—	—	—	—
Pharmaceutical	69	0.0%	—	0.0%	5,329	0.7%	5,130	0.6%
Total	$1,087,727	100.0%	$1,042,175	100.0%	$797,856	100.0%	$873,470	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$464,836	42.7%	$458,007	43.8%	$370,791	46.5%	$442,659	50.7%
Northeast	244,210	22.5%	239,434	23.0%	210,302	26.4%	213,823	24.5%
Mountain	113,652	10.4%	108,935	10.5%	65,223	8.2%	70,886	8.1%
South	103,341	9.5%	90,338	8.7%	60,455	7.6%	61,166	7.0%
Midwest	60,754	5.6%	49,651	4.8%	29,825	3.7%	23,958	2.7%
Southeast	8,344	0.8%	8,168	0.8%	1,125	0.1%	768	0.1%
International:
Canada	61,793	5.7%	56,651	5.4%	60,135	7.5%	60,210	6.9%
Western Europe	30,797	2.8%	30,991	3.0%	—	—	—	—
Total	$1,087,727	100.0%	$1,042,175	100.0%	$797,856	100.0%	$873,470	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$768,423	70.6%	$751,153	72.1%	$557,627	69.8%	$551,894	63.2%
Equipment Financing	259,992	23.9%	246,025	23.6%	183,298	23.0%	184,074	21.1%
Warrants	20,526	1.9%	30,239	2.9%	14,885	1.9%	36,770	4.2%
Equity	38,786	3.6%	14,758	1.4%	42,046	5.3%	100,732	11.5%
Total	$1,087,727	100.0%	$1,042,175	100.0%	$797,856	100.0%	$873,470	100.0%

Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks, including market risk, credit risk and liquidity risk. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of September 30, 2022 and December 31, 2021, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The fair value determination of each portfolio investment categorized as Level 3 requires one or more of the following unobservable inputs:

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

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2022 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$751,153	$751,153
Equipment Financings	—	—	246,025	246,025
Warrants	—	973	29,266	30,239
Equity	1,517	—	13,241	14,758
Total Investments at fair value	1,517	973	1,039,685	1,042,175
Escrow Receivable (1)	—	—	2,441	2,441
Cash, cash equivalents and restricted cash	34,141	—	—	34,141
Total	$35,658	$973	$1,042,126	$1,078,757

(1)
Escrow receivable is included in other assets on the Consolidated Statement of Assets and Liabilities.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2021 were as follows (in thousands):

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

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of September 30, 2022.

	Fair Value as of
	September 30, 2022	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$869,411	Discounted Cash Flows	Hypothetical Market Yield	11.5% - 37.0%	15.9%

	85,605	Originated within the past three months	Origination Market Yield	9.0% - 15.2%	12.8%

	25,489	Transactions Precedent(6)	Transaction Price	n/a	n/a

	16,673	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 80.0%	n/a

Equity investments	12,589	Market Approach	Revenue Multiple Only (3)	n/a	1.3	x
			Revenue Multiple (3)	0.2x - 2.6x	0.8	x
			Volatility (5)	41.8% - 82.0%	58.7%
			Risk-Free Interest Rate	2.7% - 4.3%	3.0%
			Estimated Time to Exit (in years)	0.8 - 4.5	2.8
			Discount for Lack of Marketability (8)	0.0% - 29.4%	10.6%

	652	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 65.0%	n/a

Warrants	25,990	Market Approach	Revenue Multiple Only (3)	n/a	1.3	x
			Revenue Multiple (3)	0.2x - 6.5x	0.9	x
			Company Specific Adjustment (4)	0.0% - 31.1%	11.8%
			Volatility (5)	32.0% - 95.9%	52.4%
			Risk-Free Interest Rate	0.5% - 4.2%	2.9%
			Estimated Time to Exit (in years)	0.1 - 6.0	2.0

	615	Black Scholes Option Pricing Model	Volatility (5)	43.4% - 65.4%	63.2%
			Discount for Lack of Marketability	19.0% - 25.2%	24.6%
			Risk-Free Interest Rate	4.1% - 4.2%	4.2%
			Estimated Time to Exit (in years)	3.9 - 4.3	4.0

	9	Transactions Precedent(6)	Transaction Price	n/a	n/a

	2,652	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	10.0% - 90.0%	n/a

Total Level 3 Investments	$1,039,685

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivable portfolio investments for the nine months ended September 30, 2022 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2021	$735,968	$21,788	$36,753	$4,152	$798,661
Purchases, net of deferred fees	494,016	4,800	7,509	—	506,325
Non-cash conversion	—	537	(7,224)	—	(6,687)
Transfers out of Level 3 (1)	—	—	(1,061)	—	(1,061)
Proceeds from sales and paydowns	(220,807)	(663)	(981)	(1,711)	(224,162)
Accretion of OID and EOT payments	23,696	—	—	—	23,696
Net realized gain/(loss)	(9,415)	(676)	295	—	(9,796)
Change in unrealized appreciation/(depreciation)	(26,280)	(12,545)	(6,025)	—	(44,850)
Fair Value as of September 30, 2022	$997,178	$13,241	$29,266	$2,441	$1,042,126

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2022	$(33,298)	$(13,883)	$(6,030)	$—	$(53,211)

(1)
Transfers out of Level 3 during the nine months ended September 30, 2022 primarily relate to the exercise of warrants held in two portfolio companies and the corresponding companies’ public offering transactions during the period. During the nine months ended September 30, 2022, there were no transfers into Level 3.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, and warrant portfolio investments for the year ended December 31, 2021 (in thousands):

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

Fair Value of Financial Instruments Carried at Cost

As of September 30, 2022 and December 31, 2021, the carrying value of the KeyBank Credit Facility was approximately $137.5 million and $81.0 million, respectively. The carrying value of the KeyBank Credit Facility as of September 30, 2022 and December 31, 2021 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of September 30, 2022 and December 31, 2021, the carrying value of the 7.00% Notes due 2025 (the “2025 Notes”) was approximately $178.1 million and $121.4 million, respectively, net of unamortized deferred financing costs of $4.4 million and $3.6 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of September 30, 2022 was approximately $182.1 million based on the market closing price of these notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”. The fair value of the 2025 Notes as of December 31, 2021 was approximately $139.0 million, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2022 and December 31, 2021, the carrying value of the Convertible Notes was approximately $48.0 million and $47.5 million, respectively, net of unamortized deferred financing costs and discount of $2.0 million and $2.5 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of September 30, 2022 and December 31, 2021 was approximately $42.7 million and $55.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $122.8 million and $122.3 million, respectively, net of unamortized deferred financing costs and discount of $2.2 million and $2.7 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of September 30, 2022 and December 31, 2021, was approximately $101.3 million and $138.4 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2022, and December 31, 2021, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.4 million, and $73.2 million, respectively, net of unamortized deferred financing fees of $1.6 million and $1.8 million, respectively. The fair value of the Company’s December 2026 Notes as of September 30, 2022 was approximately $60.9 million, which was estimated using a relative market yield approach with Level 3 inputs. The fair value of the Company’s December 2026 Notes as of December 31, 2021 was approximately $73.2 million, which was based on the recent funding.
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

The summary information regarding the Credit Suisse Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stated interest expense	n/a	$525	$9	$1,684
Amortization of deferred financing costs	n/a	526	—	1,581
Total interest and amortization of deferred financing costs	n/a	$1,051	$9	$3,265

Weighted average effective interest rate	n/a	6.9%	3.9%	6.7%
Weighted average outstanding balance	n/a	$61,043	$293	$64,875

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

The KeyBank Credit Facility includes a commitment of $350.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $400.0 million. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 2.85%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

The KeyBank Credit Agreement also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; inaccuracy of representations or warranties in any material respect; voluntary or involuntary bankruptcy proceedings; and change of control of the borrower without the prior written consent of KeyBank.

During the three months ended September 30, 2022, the Company borrowed $77.0 million and made repayments of $159.5 million under the KeyBank Credit Facility. During the nine months ended September 30, 2022, the Company borrowed $261.0 million and made repayments of $204.5 million under the KeyBank Credit Facility. The Company incurred approximately $3.6 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of September 30, 2022, and December 31, 2021, unamortized deferred financing costs related to the KeyBank Credit Facility were $3.1 million and $2.3 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had a borrowing availability of approximately $212.5 million and $38.1 million.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stated interest expense	$2,326	n/a	$4,968	n/a
Amortization of deferred financing costs	205	n/a	536	n/a
Total interest and amortization of deferred financing costs	$2,531	n/a	$5,504	n/a

Weighted average effective interest rate	6.0%	n/a	5.1%	n/a
Weighted average outstanding balance	$167,562	n/a	$143,654	n/a

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriter’s discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the 2025 Notes were $4.4 million and $3.6 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stated interest expense	$2,959	$2,188	$7,334	$6,563
Amortization of deferred financing costs	505	297	1,101	879
Total interest and amortization of deferred financing costs	$3,464	$2,485	$8,435	$7,442

Weighted average effective interest rate	8.2%	8.0%	8.0%	7.9%
Weighted average outstanding balance	$168,967	$125,000	$139,817	$125,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the August 2026 Notes were $2.2 million and $2.7 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stated interest expense	$1,367	$577	$4,086	$577
Amortization of deferred financing costs	144	55	432	55
Total interest and amortization of deferred financing costs	$1,511	$632	$4,518	$632

Weighted average effective interest rate	4.8%	5.0%	4.8%	5.0%

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the December 2026 Notes were $1.6 million and $1.8 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stated interest expense	$797	n/a	$2,391	n/a
Amortization of deferred financing costs	93	n/a	279	n/a
Total interest and amortization of deferred financing costs	$890	n/a	$2,670	n/a

Weighted average effective interest rate	4.7%	n/a	4.7%	n/a

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of September 30, 2022. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on September 30, 2022, the conversion rate changed to 70.3524 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $14.21 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

In January 2021, the Company early adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”), under which the accounting for convertible instruments was simplified by removing the separate accounting for embedded conversion features. As such, approximately $0.5 million was reversed out of net assets and reduced the original issue discount for the Convertible Notes.

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(1,203)	(1,480)
Original issue discount, net of accretion	(839)	(1,035)
Carrying value of Convertible Notes	$47,958	$47,485

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stated interest expense	$750	$750	$2,250	$2,242
Amortization of deferred financing costs and original issue discount	160	158	479	469
Total interest and amortization of deferred financing costs and original issue discount	$910	$908	$2,729	$2,711

Weighted average effective interest rate	7.3%	7.3%	7.3%	7.3%

As of September 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2022 and December 31, 2021 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of September 30, 2022 and December 31, 2021 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of September 30, 2022 the Company had approximately $5.5 million of outstanding unfunded commitments to Ambient Photonics, Inc. As of December 31, 2021 the Company had no outstanding unfunded commitments. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its credit facilities) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

FASB ASU 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified two significant operating leases for its office space in Chandler, AZ and its headquarters in Phoenix, AZ. The lease for the Chandler office commenced February 21, 2017, and expired July 31, 2022 without exercising any extension option. The lease for the Company's Phoenix, Arizona (“PHX”) headquarters commenced on July 10, 2021, and expires on December 31, 2028. The PHX lease contains two five-year extension options which, if exercised, would result in a final expiration date of December 31, 2038. As of September 30, 2022, the remaining lease term for the PHX office was 6.3 years.

The total lease expense incurred for the three months ended September 30, 2022 and 2021 was approximately $0.1 million for each period. The total lease expense incurred for the nine months ended September 30, 2022 and 2021 was approximately $0.4 million and $0.3 million, respectively. As of September 30, 2022 and December 31, 2021, the right of use asset related to the office operating leases was $2.2 million and $2.5 million, respectively, and the lease liability was $2.4 million and $2.7 million, respectively. The discount rate determined at the commencement of the PHX lease is 3.75%.

The following table shows future minimum payments under the Company’s operating leases as of September 30, 2022 (in thousands):

For the Years Ended December 31,	Total
2022	$94
2023	383
2024	382
2025	386
2026	396
Thereafter	821
Total	$2,462

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2022, there are no material legal matters or material litigation pending of which the Company is aware.

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

Initial Public Offering

On February 2, 2021, the Company completed its initial public offering of 8,006,291 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. The Company’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021, under the symbol “TRIN.” Proceeds from this offering were primarily used to pay down a portion of the Company's existing indebtedness outstanding under the Credit Suisse Credit Facility.

ATM Program

On November 9, 2021, the Company entered into an open market sale agreement (the “2021 Sales Agreement”) with Jefferies LLC, as sales agent and/or principal thereunder, pursuant to which the Company can issue and sell, from time to time, up to $50 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act) (the “ATM Program”). During the nine months ended September 30, 2022, the Company issued and sold 176,148 shares of its common stock at a weighted-average price of $16.56 per share and raised $2.9 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

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

Equity Offering

On April 7, 2022, the Company issued 2,754,840 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $18.15 per share, resulting in net proceeds to the Company of approximately $48.0 million, after deducting discounts and commissions and offering expenses. In addition, the underwriters exercised their option to purchase an additional 413,226 shares of common stock, resulting in additional net proceeds to the Company of $7.2 million, after deducting discounts, commissions and offering expenses.

On August 18, 2022, the Company issued 3,587,736 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $15.33 per share, resulting in net proceeds to the Company of approximately $53.3 million, after deducting discounts and commissions and offering expenses. In addition, the underwriters exercised their option in part to purchase an additional 132,168 shares of common stock, resulting in additional net proceeds to the Company of $2.0 million, after deducting discounts, commissions and offering expenses.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended September 30, 2022, the Company issued 49,840 shares of common stock for a total of approximately $0.7 million under the DRIP. During the nine months ended September 30, 2022, the Company issued 140,174 shares of common stock for a total of approximately $2.4 million under the DRIP. During the year ended December 31, 2021, the Company issued 281,149 shares of common stock for a total of approximately $4.1 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 15, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 15, 2022	0.15
			Total	$4.01

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the nine months ended September 30, 2022 and 2021 (dollars in thousands).

	Nine Months Ended	Weighted Average	Nine Months Ended	Weighted Average
	September 30, 2022	Grant Date Fair Value	September 30, 2021	Grant Date Fair Value
Unvested as of December 31	536,552	$16.48	—	$—
Shares Granted	722,336	$17.22	581,300	$16.48
Shares Vested	(159,315)	$16.55	—	$—
Shares Forfeited	(3,218)	$16.85	—	$—
Unvested as of September 30	1,096,355	$16.96	581,300	$16.48

Fair Value of Granted Stock	$12,442		$9,580
Compensation cost recognized	$4,067		$926

As of September 30, 2022, there was approximately $17.0 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2021, there was approximately $9.5 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2021, there was approximately $8.7 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the nine months ended September 30, 2022 and 2021(dollars in thousands).

	Nine Months Ended	Weighted Average	Nine Months Ended	Weighted Average
	September 30, 2022	Grant Date Fair Value	September 30, 2021	Grant Date Fair Value
Unvested as of December 31	6,066	$16.48	—	$—
Shares Granted	19,320	$15.53	12,132	$16.48
Shares Vested	(11,846)	$16.88	—	$—
Shares Forfeited	—	$—	—	$—
Unvested as of September 30	13,540	$14.77	12,132	$16.48

Fair Value of Granted Stock	$300		$200
Compensation cost recognized	$219		$—

As of September 30, 2022, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a nine-month period. As of September 30, 2021, there was approximately $0.2 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a nine-month period. As of December 31, 2021, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings per common share - basic
Numerator for basic earnings per share	$(12,000)	$27,181	$(28,786)	$77,210
Denominator for basic weighted average shares	33,098,332	26,641,084	30,506,292	25,569,565
Earnings/(Loss) per common share - basic	$(0.36)	$1.02	$(0.94)	$3.02
Earnings per common share - diluted
Numerator for increase in net assets per share	$(12,000)	$27,181	$(28,786)	$77,210
Adjustment for interest expense and deferred financing costs on Convertible Notes(1)	—	908	—	2,715
Numerator for diluted earnings per share	(12,000)	28,089	(28,786)	79,925
Denominator for basic weighted average shares	33,098,332	26,641,084	30,506,292	25,569,565
Adjustment for dilutive effect of Convertible Notes(1)	—	3,333,335	—	3,333,335
Denominator for diluted weighted average shares	33,098,332	29,974,419	30,506,292	28,902,900
Earnings/(Loss) per common share - diluted	$(0.36)	$0.94	$(0.94)	$2.77

(1)
No adjustments for interest or incremental shares were included for the three and nine months ended September 30, 2022, because the effect would be antidilutive.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

For the three and nine months ended September 30, 2022, $0.7 million and $1.9 million, respectively, was recorded for U.S. federal excise tax. There was no U.S. federal excise tax recorded for the three months ended September 30, 2021, and there was $58,000 recorded for U.S. federal excise tax in the nine months ended September 30, 2021.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Tax Cost of Investments (1)	$1,124,939	$849,402

	September 30, 2022	December 31, 2021
Unrealized appreciation	$30,769	$97,569
Unrealized depreciation	(79,392)	(26,759)
Net unrealized appreciation/(depreciation) from investments	$(48,623)	$70,810

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Per Share Data: (1)
Net asset value, beginning of period	$16.40	$13.03

Net investment income	1.64	1.11
Net realized and unrealized gains/(losses) on investments (2)	(2.58)	1.91
Net increase/(decrease) in net assets resulting from operations	(0.94)	3.02

Offering costs	(0.12)	(0.29)
Effect of shares issued (3)	0.12	(0.14)
Equity component of convertible notes	—	(0.02)
Distributions (4)	(1.72)	(0.90)
Total increase/(decrease) in net assets	(2.66)	1.67

Net asset value, end of period	$13.74	$14.70

Shares outstanding, end of period	35,122,433	27,148,096
Weighted average shares outstanding	30,506,292	25,569,565
Total return based on net asset value (5)(6)	(5.7)%	19.7%
Total return based on market value (7)(6)	(22.1)%	19.4%

Ratio/Supplemental Data:
Per share market value at end of period	$12.53	$16.09
Net assets, end of period	$482,464	$399,006
Ratio of total expenses to average net assets(8)	16.1%	11.4%
Ratio of net investment income to average net assets(8)	14.9%	10.8%
Ratio of interest and credit facility expenses to average net assets(8)	7.1%	5.3%
Portfolio turnover rate(6)(9)	29.2%	43.0%
Asset coverage ratio (10)	184.6%	228.7%

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
(6)
Not annualized.
(7)
Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends. For the nine months ended September 30, 2021, the beginning market value per share is based on the market price of

$14.00 per share on January 29, 2021, the date of the Company’s listing on the Nasdaq Global Select Market, and not annualized.
(8)
Annualized.
(9)
Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(10)
Based on outstanding debt of $570.0 million and $310.0 million as of September 30, 2022, and 2021, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of September 30, 2022, and December 31, 2021, 2020, and 2019. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
September 30, 2022(5)	$—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—
December 31, 2019	—	—	—	—

KeyBank Credit Facility
September 30, 2022	$137,500	1,846	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—
December 31, 2019	—	—	—	—

2025 Notes
September 30, 2022	$182,500	1,846	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—
December 31, 2019	—	—	—	—

Convertible Notes
September 30, 2022	$50,000	1,846	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—
December 31, 2019	—	—	—	—

August 2026 Notes
September 30, 2022	$125,000	1,846	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—
December 31, 2019	—	—	—	—

December 2026 Notes
September 30, 2022	$75,000	1,846	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—
December 31, 2019	—	—	—	—

Total
September 30, 2022	$570,000	1,846	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—
December 31, 2019	—	—	—	—

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

Note 12. Related Party Transactions

During the three and nine months ended September 30, 2022 and the year ended December 31, 2021, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. Additionally, in connection with the Company’s IPO, certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the three and nine months ended September 30, 2022 and the year ended December 31, 2021, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s share-based compensation plans.

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

In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. Early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a material impact on the Company’s future financial statements.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Company” refer to Trinity Capital Inc. and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10‑Q.

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 3, 2022, including the following factors, among others:

•
our limited operating history as a business development company (“BDC”);
•
our future operating results, including the impact of the SARS-CoV‑2 (“COVID‑19”) pandemic;
•
our dependence upon our management team and key investment professionals;
•
our ability to manage our business and future growth;
•
risks related to investments in growth stage companies, other venture capital-backed companies and generally U.S. companies;
•
the ability of our portfolio companies to achieve their objectives, including as a result of the COVID‑19 pandemic;
•
the use of leverage;
•
risks related to the uncertainty of the value of our portfolio investments;
•
changes in political, economic or industry conditions, the interest rate and inflation rate environments or conditions affecting the financial and capital markets, including as a result of the COVID‑19 pandemic;
•
uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union and China, including as a result of the COVID‑19 pandemic, and the military conflict between Russia and Ukraine;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
risks related to rising interest rates and inflation rates, our expenses, and other general economic conditions, including the risk of recession, and the effect on our net investment income;
•
the effect of changes in tax laws and regulations and interpretations thereof;
•
the impact on our business of new or amended legislation or regulations, including the Coronavirus Aid, Relief and Economic Security Act, the stimulus package passed by Congress and signed into law in December 2020 and the American Rescue Plan Act of 2021 signed into law in March 2021, and the recently announced Inflation Reduction Act of 2022;
•
the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•
risks related to market volatility, including general price and volume fluctuations in stock markets;
•
our ability to make distributions, including as a result of the COVID‑19 pandemic; and
•
our ability to maintain our status as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995).

Overview

We are a specialty lending company providing debt, including loans and equipment financings, to growth stage companies, including venture capital-backed companies and companies with institutional equity investors. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act ("Rule 2a-5"), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company's Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged independent valuation firms to provide the Company with valuation assistance with respect to its investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company identifies portfolio investments with respect to which an independent valuation firm assists in valuing certain investments. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of September 30, 2022 and December 31, 2021, the Company had an EOT payments receivable of approximately $54.4 million and $46.7 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, then the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2022, our investment portfolio had an aggregate fair value of approximately $1,042.2 million and was comprised of approximately $751.2 million in secured loans, $246.0 million in equipment financings, and $45.0 million in equity and warrants, across 112 portfolio companies. As of December 31, 2021, our investment portfolio had an aggregate fair value of approximately $873.5 million and was comprised of approximately $551.9 million in secured loans, $184.1 million in equipment financings, and $137.5 million in equity and warrants, across 94 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	70.6%	72.1%	69.8%	63.2%
Equipment Financings	23.9%	23.6%	23.0%	21.1%
Equity	3.6%	1.4%	5.3%	11.5%
Warrants	1.9%	2.9%	1.9%	4.2%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of September 30, 2022 and December 31, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2022		December 31, 2021
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	42.7%	43.8%	46.5%	50.7%
Northeast	22.5%	23.0%	26.4%	24.5%
Mountain	10.4%	10.5%	8.2%	8.1%
South	9.5%	8.7%	7.6%	7.0%
Midwest	5.6%	4.8%	3.7%	2.7%
Southeast	0.8%	0.8%	0.1%	0.1%
International:
Canada	5.7%	5.4%	7.5%	6.9%
Western Europe	2.8%	3.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
		Fair		Fair
Industry	Cost	Value	Cost	Value
Manufacturing	27.5%	28.6%	21.1%	25.4%
Professional, Scientific, and Technical Services	20.2%	21.7%	17.6%	18.5%
Information	7.3%	7.7%	12.7%	12.3%
Management of Companies and Enterprises	6.4%	6.7%	2.8%	2.6%
Real Estate	5.4%	5.0%	5.1%	4.7%
Finance and Insurance	4.8%	5.0%	7.8%	7.5%
Rental and Leasing Services	4.4%	4.6%	4.1%	3.8%
Administrative and Support and Waste Management and Remediation Services	4.0%	4.1%	3.7%	3.4%
Space Research and Technology	2.8%	3.0%	3.8%	3.5%
Retail Trade	2.8%	2.7%	5.0%	4.5%
Health Care and Social Assistance	4.6%	1.9%	6.3%	5.1%
Utilities	1.8%	1.9%	2.6%	2.3%
Accommodation and Food Services	1.7%	1.8%	0.0%	0.0%
Educational Services	1.7%	1.4%	2.3%	2.2%
Agriculture, Forestry, Fishing and Hunting	1.1%	1.3%	1.5%	1.5%
Construction	1.3%	0.9%	1.7%	1.0%
Wholesale Trade	0.5%	0.5%	1.2%	1.1%
Other Services (except Public Administration)	0.5%	0.5%	0.0%	0.0%
Transportation and Warehousing	0.9%	0.4%	0.0%	0.0%
Arts, Entertainment, and Recreation	0.3%	0.3%	0.0%	0.0%
Pharmaceutical	0.0%	0.0%	0.7%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2022 and December 31, 2021, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.3 years. Additional information regarding our portfolio is set forth in the consolidated schedule of investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of September 30, 2022 and December 31, 2021, the Company’s ten largest portfolio companies represented approximately 32.6% and 36.1%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of September 30, 2022 and December 31, 2021, the Company had 12 and nine portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the nine months ended September 30, 2022, we invested approximately $289.9 million in 27 new portfolio companies and approximately $220.7 million in 29 existing portfolio companies, excluding fees. During the nine months ended September 30, 2022, we received an aggregate of $283.6 million in proceeds from repayments and sales of our investments, including proceeds of approximately $135.0 million from early repayments on our debt investments.

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

The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Beginning Portfolio, at fair value	$873,470	$493,651
Purchases, net of deferred fees	507,325	554,832
Non-cash conversion	—	916
Principal payments received on investments	(85,804)	(74,278)
Proceeds from early debt repayments	(135,004)	(190,107)
Sale of investments	(62,767)	(25,787)
Accretion of OID and EOT payments	23,696	21,238
Net realized gain/(loss)	42,425	12,708
Third party participation (1)	—	(283)
Change in unrealized appreciation/(depreciation)	(121,166)	80,580
Ending Portfolio, at fair value	$1,042,175	$873,470

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2022 and December 31, 2021 (dollars in thousands):

		September 30, 2022		December 31, 2021
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$92,008	9.2%	$84,785	11.5%
3.0 - 3.9	Strong Performance	320,087	32.1%	236,466	32.1%
2.0 - 2.9	Performing	537,260	53.9%	396,846	53.9%
1.6 - 1.9	Watch	38,484	3.9%	13,427	1.9%
1.0 - 1.5	Default/Workout	9,339	0.9%	4,444	0.6%
Total		$997,178	100.0%	$735,968	100.0%

At September 30, 2022 and December 31, 2021, our debt investments had a weighted average risk rating score of 2.9 and 3.0, respectively, for each period.

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

As of September 30, 2022, loans to four portfolio companies and an equipment financing to one portfolio company were on non-accrual status with a total cost of approximately $35.9 million, and a total fair value of approximately $13.9 million, or 1.4%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the total fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and nine months ended September 30, 2022 and 2021.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stated interest income	$28,323	$14,025	$73,678	$38,205
Amortization of original issue discount	6,241	4,042	17,228	11,198
Acceleration of amortization of original issue discount	2,590	2,592	7,165	5,715
Prepayment penalty and related fees	1,027	294	3,707	2,239
Other fee income	508	837	2,214	1,229
Total investment income	$38,689	$21,790	$103,992	$58,586

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

For the three months ended September 30, 2022, total investment income was approximately $38.7 million, which represents an approximate effective yield of 15.2% on the average investments during such period. For the three months ended September 30, 2021, total investment income was approximately $21.8 million, which represents an approximate effective yield of 15.8% on the investments during the period. The increase in investment income for the three months ended September 30, 2022 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which fluctuates based on investment activity and early repayment activity.

For the nine months ended September 30, 2022, total investment income was approximately $104.0 million, which represents an approximate effective yield of 15.0% on the average investments during such period. For the nine months ended September 30, 2021, total investment income was approximately $58.6 million, which represents an approximate effective yield of 15.8% on the investments during the period. The increase in investment income for the nine months ended September 30, 2022 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased non-recurring fee income, which fluctuates based on investment activity and early repayment activity.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees and general and administrative expenses. Our operating expenses totaled approximately $20.1 million and $10.7 million for the three months ended September 30, 2022 and 2021, respectively, and $54.0 million and $30.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in our operating expenses for the three and nine months ended September 30, 2022 is discussed with respect to each component of such expenses below.

For the three months ended September 30, 2022, we expensed excise taxes of $0.7 million and we did not expense any excise tax for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, we expensed excise taxes of $2.0 million and $58,000, respectively. The increase in excise tax was primarily due to increase in estimated undistributed taxable income in 2022.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to the KeyBank Credit Facility, the 2025 Notes, the August 2026 Notes, the December 2026 Notes and the Convertible Notes. Interest expense and other debt financing costs on our borrowings totaled approximately $9.3 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively, and $23.9 million and $14.2 million for the nine months ended September 30, 2022 and 2021, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount was approximately 6.3% and 7.1% for the three months ended September 30, 2022 and 2021, respectively, and 6.0% and 7.3% for nine months ended September 30, 2022 and 2021. The increase in interest expense for the three and nine months ended September 30, 2022 was primarily due to increases in borrowings under our KeyBank Credit Facility, as well as the additional issuance of our 2025 Notes.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $7.3 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively, and $20.6 million and $11.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in employee compensation expenses for both the three and nine months ended September 30, 2022 relates primarily to the accrual of bonuses expected to be paid at the discretion of management or upon approval of the Board, as applicable, as well as an increased headcount. As of September 30, 2022 and 2021, the Company had 56 and 39 employees, respectively.

The Board and the Company’s stockholders have adopted and approved the 2019 Trinity Capital Inc. Long-Term Incentive Plan (the “2019 Long Term Incentive Plan”); and the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (the “2019 Restricted Stock Plan”), with each plan becoming effective on June 17, 2021. During the nine months ended September 30, 2022, under the 2019 Long Term Incentive Plan, the Company granted 559,803 shares of restricted stock, net of 159,315 vested shares and 3,218 forfeited shares with 3.6 million shares being authorized for issuance. During the nine months ended September 30, 2022, under the 2019 Restricted Stock Plan, the Company granted 7,474 shares of restricted stock, net of 11,846 vested shares, with 60,000 shares being authorized for issuance. See “Note 8 – Equity Incentive Plans” in the Notes to Consolidated Financial Statements. During the three and nine months ended September 30, 2021, the Company granted 581,300 shares of restricted stock under the 2019 Long Term Incentive Plan. The Company determined that the fair value of the restricted stock granted under the 2019 Long Term Incentive Plan during the three and nine months ended September 30, 2021 was approximately $9.6 million for each period and recognized total share-based compensation expense of $0.1 million for each period.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees totaled approximately $1.3 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $3.0 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in professional fees expenses for the three and nine months ended September 30, 2022, resulted primarily from outside consulting expenses.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $1.5 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2022 is primarily due to increases in directors and officers liability insurance.

Net Investment Income

As a result of approximately $38.7 million in total investment income as compared to approximately $20.1 million in total expenses including excise tax expense, net investment income for the three months ended September 30, 2022 was approximately $18.6 million. As a result of approximately $21.8 million in total investment income as compared to approximately $10.7 million in total expenses including excise tax expense, net investment income for the three months ended September 30, 2021 was approximately $11.1 million.

As a result of approximately $104.0 million in total investment income as compared to approximately $54.0 million in total expenses including excise tax expense, net investment income for the nine months ended September 30, 2022 was approximately $50.0 million. As a result of approximately $58.6 million in total investment income as compared to approximately $30.1 million in total expenses including excise tax expense, net investment income for the nine months ended September 30, 2021 was approximately $28.5 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period.

During the nine months ended September 30, 2022, our gross realized gains primarily consisted of the sale of our equity positions in two portfolio companies, and our gross realized losses primarily consisted of the sale of our debt positions in two portfolio companies. During the nine months ended September 30, 2021, our gross realized losses primarily consisted of the sale of our equity positions in three portfolio companies, and our gross realized gains primarily consisted of the sale of our debt positions in two portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and nine months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gain/(loss) on investments:
Gross realized gains	$111	$3,531	$53,917	$9,000
Gross realized losses	(713)	(2,865)	(11,492)	(3,744)
Total net realized gains/(losses) on investments	$(602)	$666	$42,425	$5,256

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

Net unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2022 and 2021 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gross unrealized appreciation	$9,651	$58,347	$21,208	$67,654
Gross unrealized depreciation	(40,675)	(16,715)	(79,336)	(21,092)
Third party participation (1)	—	—	—	283
Net unrealized appreciation/depreciation reclassified related to net realized gains or losses	996	(26,240)	(63,038)	(3,347)
Total net unrealized gains/ (losses) on investments	$(30,028)	$15,392	$(121,166)	$43,498

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

During the three months ended September 30, 2022, net unrealized depreciation totaled approximately $30.0 million, which included net unrealized depreciation of $2.7 million from our warrant investments, $9.5 million from our equity investments and $17.8 million from our debt investments. During the nine months ended September 30, 2022, our net unrealized depreciation totaled approximately $121.2 million, which included net unrealized depreciation of $6.9 million from our warrant investments, $88.0 million from our equity investments and $26.3 million from our debt investments. The net unrealized depreciation from our equity investments for the nine months ended September 30, 2022 stemmed primarily from the reclassification of our gross unrealized depreciation related to proceeds of approximately $70.5 million from the sale of two equity investments.

During the three and nine months ended September 30, 2021, our net unrealized appreciation totaled approximately $15.4 million and $43.5 million, respectively. Our net unrealized appreciation for the three and nine months ended September 30, 2021 is attributable primarily to net unrealized appreciation of approximately $18.6 million and $34.8 million, respectively, from our equity investments including warrants exercised during the period, net unrealized depreciation of $0.2 million and net unrealized appreciation of $9.9 million, respectively, from our warrant investments, excluding those exercised during the period, and the partial offset of these amounts by net unrealized depreciation from our debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations during the three months ended September 30, 2022, totaled approximately $12.0 million. Net increase in net assets resulting from operations during the three months ended September 30, 2021, totaled approximately $27.2 million. Net decrease in net assets resulting from operations during the nine months ended September 30, 2022, totaled approximately $28.8 million. Net increase in net assets resulting from operations during the nine months ended September 30, 2021, totaled approximately $77.2 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2022, basic net decrease in net assets per common share was $0.36. For the three months ended September 30, 2021, basic net increase in net assets per common share was $1.02. The decline in basic and diluted net decrease in net assets per common share for the three months ended September 30, 2022 is the result of gross unrealized depreciation reclassified related to net realized gains and macroeconomic impacts. For the nine months ended September 30, 2022, basic net decrease in net assets per common share was $0.94. For the nine months ended September 30, 2021, basic net increase in net assets per common share was $3.02.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our initial public offering, the Private Offerings, the 2025 Notes offering, the Convertible Notes offering, the August 2026 Notes offering and the December 2026 Notes offering, borrowings under the KeyBank Credit Facility, and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the nine months ended September 30, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $12.6 million, which is the net result of $185.0 million of cash used in operating activities partially offset by $0.1 million of cash provided by investing activities and $172.5 million of cash provided by financing activities. During the nine months ended September 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $20.8 million, which is the net result of $104.3 million of cash used in operating activities and $1.2 million of cash used in investing activities partially offset by $84.7 million of cash provided by financing activities.

As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $34.1 million and $46.7 million, respectively, of which $32.9 million and $43.4 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2022, we did not have any restricted cash. As of December 31, 2021, restricted cash consisted of approximately $15.1 million related to the Credit Suisse Credit Facility covenants. In conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on our cash thereunder expired.

As of September 30, 2022 and December 31, 2021, we had approximately $212.5 million and $38.1 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of September 30, 2022, are expected to be sufficient for our investing activities and to conduct our operations in the near term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings.

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of September 30, 2022, our asset coverage ratio was approximately 184.6% and our asset coverage ratio per unit was approximately $1,846. As of December 31, 2021, our asset coverage ratio was approximately 195.8% and our asset coverage ratio per unit was approximately $1,958.

Commitments and Off-Balance Sheet Arrangements

Other than contractual commitments with respect to our portfolio companies and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities as of September 30, 2022 or December 31, 2021.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2022 and December 31, 2021 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of September 30, 2022, the Company had approximately $5.5 million of outstanding unfunded commitments to Ambient Photonics, Inc. As of December 31, 2021, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2022, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$137,500	$—	$137,500
2025 Notes	—	—	182,500	—	182,500
Convertible Notes	—	—	50,000	—	50,000
August 2026 Notes	—	—	125,000	—	125,000
December 2026 Notes	—	—	75,000	—	75,000
Operating Leases	94	765	782	821	2,462
Total Contractual Obligations	$94	$765	$570,782	$821	$572,462

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 15, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 15, 2022	0.15
			Total	$4.01

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On November 2, 2022, the last reported closing sales price of our common stock on Nasdaq was $11.82 per share, which represented a discount of approximately 14.0% to our net asset value per share of $13.74 as of September 30, 2022. As of November 2, 2022, we had approximately 87 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2022
Fourth Quarter	*	$13.82	$11.82	*	*	*
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(5)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(5)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(5)
Year Ending December 31, 2021
Fourth Quarter	$16.40	$17.65	$15.79	7.6%	(3.7)%	$0.36
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

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

Recent Developments

Subsequent to the quarter ended September 30, 2022 and through the date of filing of this Quarterly Report on Form 10-Q, no material events or developments occurred that require reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. Uncertainty with respect to the economic effects of the COVID‑19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

Valuation Risk

Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period, including as a result of the impact of the COVID‑19 pandemic on the economy and financial and capital markets. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

In accordance with Rule 2a-5, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.

Interest Rate Risk

Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under the KeyBank Credit Facility or any future financing arrangement, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates, including as a result of inflation, will not have a material adverse effect on our net investment income. Inflation is likely to continue in the near to medium-term, particularly in the United States and Europe, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

As of September 30, 2022, approximately 62.2% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 37.8% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$18,581	$4,125	$14,456
Up 200 basis points	$12,388	$2,750	$9,638
Up 100 basis points	$6,194	$1,375	$4,819
Down 100 basis points	$(169)	$(1,375)	$1,206
Down 200 basis points	$(1,353)	$(2,750)	$1,397
Down 300 basis points	$(7,960)	$(2,750)	$(5,210)

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of September 30, 2022, we had six foreign domiciled portfolio companies. Our exposure to currency risk related to the debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments at September 30, 2022 were subject to currency risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a‑15(b) and 15d‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and Rule 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10‑Q.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, during the nine months ended September 30, 2022, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2022, pursuant to its amended and restated distribution reinvestment plan, the Company issued 49,840 shares of its common stock, at a price of $14.28 per share, to stockholders of record as of June 30, 2022 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10‑Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
10.1

Underwriting Agreement, dated July 19, 2022, by and among Trinity Capital Inc., on the one hand, and Keefe, Bruyette & Woods, Inc. and UBS Securities LLC, on the other hand, as representatives of the several underwriters named on Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 22, 2022).

10.2

Underwriting Agreement, dated August 15, 2022, by and among Trinity Capital Inc., on the one hand, and Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC, on the other hand, as representatives of the several underwriters named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: November 3, 2022	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)