Form 10-K
period 2022-12-31
Trinity Capital Inc.
filed 2023-03-02
CIK 1786108

w20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock ($0.001 par value per share) held by non-affiliates of the registrant as of June 30, 2022 was approximately $373,488,165, based on the closing sale price on the Nasdaq Global Select Market on that date of $14.47 per share.

As of March 1, 2023, the registrant had 34,921,603 shares of common stock ($0.001 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

PCAOB Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Los Angeles, CA

TRINITY CAPITAL INC.

FORM 10‑K

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
our future operating results;
•
our dependence upon our management team and key investment professionals;
•
our ability to manage our business and future growth;
•
risks related to investments in growth stage companies, other venture capital-backed companies and generally U.S. companies;
•
the ability of our portfolio companies to achieve their objectives, including due to the impact of supply chain disruptions, interest rate and inflation rate environments;
•
the use of leverage;
•
risks related to the uncertainty of the value of our portfolio investments;
•
changes in political, economic or industry conditions, including as a result of supply chain disruptions, the interest rate and inflation rate environments or conditions affecting the financial and capital markets;
•
uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union, China, and other countries;
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
•
the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, the Coronavirus Aid, Relief and Economic Security Act of 2020, and the American Rescue Plan Act of 2021, on our operations and/or the operations of our portfolio companies;
•
risks related to market volatility, including general price and volume fluctuations in stock markets;
•
our ability to make distributions; and
•
our ability to maintain our status as a BDC under the Investment Company Act of 1940, as amended and qualify annually for tax treatment as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the U.S. Securities and Exchange Commission (the "SEC"). Any forward-looking statements in this annual report on Form 10-K should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this annual report on Form 10-K. See “Item 1A. Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protections provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995).

PART I

Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Company,” refer to Trinity Capital Inc. and its consolidated subsidiaries.

Item 1. Business

Organization

Trinity Capital Inc. (“Trinity Capital”), incorporated in Maryland on August 12, 2019, is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Because we are internally managed, all of our executive officers and employees are employed by Trinity Capital. Therefore, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals.

We have elected to be treated, currently qualify and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. In order to maintain our treatment as a RIC, we are generally required to distribute at least annually to our stockholders at least the sum of 90% of our investment company taxable income (which generally includes our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of our net tax-exempt income (if any). We generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at corporate rates tax on any retained amounts.

On January 16, 2020, we completed a private equity offering (the “Private Common Stock Offering”) of shares of our common stock, pursuant to which we issued and sold 8,333,333 shares of our common stock for total aggregate gross proceeds of approximately $125.0 million, inclusive of an over-allotment option that was exercised in full on January 29, 2020.

Concurrent with the closing of the Private Common Stock Offering, we completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”) of $125.0 million in aggregate principal amount of our unsecured 7.00% Notes due 2025 (the “2025 Notes”), inclusive of an over-allotment option that was exercised in full on January 29, 2020.

On January 16, 2020, through a series of transactions (the “Formation Transactions”), we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P. and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) and all of their respective assets, including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC (“Trinity Capital Holdings”), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. We used a portion of the proceeds from the Private Offerings to complete these transactions.

In the Formation Transactions, the Legacy Funds were merged with and into Trinity Capital, and we issued 9,183,185 shares of our common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners/managers of the Legacy Funds (the “Legacy Investors”). Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

As part of the Formation Transactions, we also acquired 100% of the equity interests of Trinity Capital Holdings for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares of our common stock, totaling approximately $8.0 million, and approximately $2.0 million in cash. In connection with the acquisition of such equity interests, we also assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. As a result of the Formation Transactions, Trinity Capital Holdings, a Delaware limited liability company, became a wholly owned subsidiary of the Company. Since its acquisition, Trinity Capital Holdings has not engaged in any operations.

On January 29, 2021, our common stock began trading on the Nasdaq Global Select Market under the ticker symbol “TRIN,” and we completed our initial public offering of 8,006,291 shares of our common stock, par value $0.001, inclusive of an over-allotment option that was exercised in full on February 2, 2021 (“IPO”).

TrinCap Funding, LLC (“TCF”), a Delaware limited liability company, was formed on August 5, 2021 as a wholly owned subsidiary of the Company to serve as a bankruptcy-remote entity for purposes of securing lending in conjunction with a $300 million credit agreement, as amended, with KeyBank, National Association (“KeyBank”) (such credit facility, the “KeyBank Credit Facility”). TCF is included as a consolidated subsidiary of the Company in our consolidated financial statements.

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

Our loans and equipment financings generally range from $2 million to $50 million, and we generally limit each loan or equipment financing to approximately five percent or less of our total assets. We believe investments of this scale are generally sufficient to support near-term growth needs of most growth stage companies.

The following illustrates the lifecycle stage at which we seek to invest in our portfolio companies, although we may, at our discretion, invest in other lifecycle stages.

Human Capital Resources and Management Team

We are an internally managed BDC employing 57 dedicated professionals as of December 31, 2022, including 35 investment, origination and portfolio management professionals, all of whom have experience working on investment and financing transactions for growth- and early-stage companies. All of our employees are located in the United States.

Our management team has prior management experience, including with early-stage tech startups, and employs a highly systematized investment approach. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

All investment decisions are made by the Investment Committee, whose members consist of Steven L. Brown, Gerald Harder, Kyle Brown, Ron Kundich and a vertical market leader (on a rotating basis throughout the year). We consider these individuals to be our portfolio managers. The Investment Committee approves proposed investments by majority consent in accordance with investment guidelines and procedures established by the Investment Committee.

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

•
Growth stage companies have generally been underserved by traditional lending sources.
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
•
The annual venture debt market in the U.S. surpassed $30 billion for the fourth consecutive year in 2022. We believe that the equipment financing market is even more fragmented, with the majority of equipment financing providers unable to fund investments for more than $10 million. We believe there are significant growth opportunities for us to expand our market share in the venture debt market and become a one-stop shop for loans and equipment financings for growth stage companies.

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

Subject to the requirements under the 1940 Act, which requires that we invest at least 70% of our total assets in qualifying assets, we may also engage in other lending activities by investing in assets that are not qualifying assets under the requirements of the 1940 Act, including asset-backed lending, which may constitute up to 30% of our total assets.

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

Investment Structure

We seek to structure portfolio investments to mitigate risk and provide attractive risk-adjusted returns for our investors while meeting portfolio companies financing needs. Typically, our loans, equipment financings and equity and equity-related investments take one of the following forms:

•
Term Debt and Working Capital Loans. Term debt and working capital loans typically have initial interest-only periods of up to 24 months and may then fully amortize over a total term of up to 60 months. The annual stated interest rate on these loans typically has ranged from 8% to 16%.
•
Equipment Financings. Typically, an equipment financing is structured as fully amortizing over a period of up to 60 months. The specific terms of each equipment financing depend on the creditworthiness of the portfolio company and the projected value of the financed assets. Occasionally, we offer an initial period at a lower finance factor to companies with stronger creditworthiness, which is analogous to an interest-only period on a term loan. Annual interest rates on equipment financings typically have ranged from 7% to 16%.
•
Additional Deal Considerations. Additional deal considerations typically have included upfront fees of up to 2% of the invested principal, upfront structuring fees of approximately one-half month of finance payments for equipment financings, an upfront deposit of up to three months for equipment financings, and have final payments on average of 7% of invested principal.
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

In addition, we seek to enter into standard intercreditor agreements with the major technology banks that we anticipate engaging with, making workout situations much easier and less contentious. Where and when possible, we will execute deposit account control agreements with our portfolio companies giving us ongoing access to their bank accounts for purposes of ensuring access to our collateral in a default. In all cases, we seek to put in place Uniform Commercial Code filings to perfect our position, and to update these filings frequently to reflect changes in our collateral.

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

# TRANSACTION RATING METHODOLOGY
Term Loans

Financial Performance
21%
Debt Structure
21%
Product & Industry
17%
Investor Syndicate & Capitalization
17%
Management Team
14%
Collateral
10%

**We use a proprietary methodology and review 20 different criteria in these 6 categories.**

**Financial Performance**
- Annual Revenue/Growth Rate
- Gross Margins
- Revenue Type (e.g. recurring)
- Business Model/ Metrics

**Debt & Debt Structure**
- Use of Proceeds
- Trinity Position (First, Second Lien)
- Total Debt vs. Revenue
- Cash Life

**Product & Industry**
- Product Differentiation
- Defensibility
- Market Size & Growth

**Investor Syndicate & Capitalization**
- Capitalization Table (valuations, financing history)
- Investor Syndicate
- Dry Capital

**Management Team**
- CEO/CFO
- Board of Directors

**Collateral**
- Mission Critical
- Fungibility
- Collectability
- Soft Costs

TRINITY CAPITAL

© 2023 Trinity Capital Inc.

The following illustrates our transaction rating methodology for equipment financings.

# TRANSACTION RATING METHODOLOGY

## Equipment Financing

Collateral
29%
Financial Performance
19%
Product & Industry
16%
Debt Structure
13%
Management Team
13%
Investor Syndicate
10%

**We use a proprietary methodology and review 21 different criteria in these 6 categories.**

**Collateral**
- Mission Critical
- Fungibility
- Collectability
- Soft Costs

**Financial Performance**
- Annual Revenue/Growth Rate
- Gross Margins
- Revenue Type (e.g. recurring)
- Business Model/ Metrics

**Product & Industry**
- Product Differentiation
- Defensibility
- Market Size & Growth

**Debt & Debt Structure**
- Total Debt vs. Revenue
- Cash Life

**Management Team**
- CEO/CFO
- Board of Directors

**Investor Syndicate & Capitalization**
- Capitalization Table (valuations, financing history)
- Investor Syndicate/ Dry Capital

TRINITY CAPITAL

© 2023 Trinity Capital Inc.

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

Underwriting Report and Investment Committee Vote

Assuming that the confirmatory due diligence process reveals no issues that would cause the due diligence team to recommend against the proposed investment, the due diligence team prepares an Investment Underwriting Report (“IUR”), which is distributed to the Investment Committee. The Investment Committee then meets to discuss and review the deal terms and IUR regarding the proposed investment and a vote takes place. A majority of the Investment Committee is required to approve the transaction.

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

Investment Risk Rating System

Our portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding loans and equipment financings. Our portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. Our Investment Committee reviews the recommendations and/or changes to the investment risk ratings, which are submitted on a quarterly basis to the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”).

From time to time, we will identify investments that require closer monitoring or become workout assets. We will develop a workout strategy for workout assets and our Investment Committee will monitor the progress against the strategy. We may incur losses from our investing activities; however, we work with our troubled portfolio companies in order to recover as much of our investments as is practicable, including possibly taking control of the portfolio company. The risk rating system allows for early detection of issues and escalation to avoid credit losses.

For our investment risk rating system, we review seven different criteria and, based on our review of such criteria, we assign a risk rating on a scale of 1 to 5, as set forth in the following illustration.

As of December 31, 2022, the Company’s debt investment portfolio had a weighted average risk rating score of 2.8.

Managerial Assistance

As a BDC, we are required to offer, and provide upon request, significant managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may, from time to time, receive fees for these services. In the event that such fees are received, we expect that they will be incorporated into our operating income and passed through to our stockholders, given the nature of our structure as an internally managed BDC. See “Regulation as a Business Development Company — Significant Managerial Assistance” for additional information.

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

Regulation

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of our IPO or until the earliest of:

•
the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion;
•
December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the shares of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months; or
•
the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In connection with the organization of the Company, the Board and our initial sole stockholder authorized us to adopt the 150% asset coverage ratio. This means we are permitted to borrow $2 for investment purposes for every $1 of investor equity. For a discussion of the risks associated with leverage refer to "Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

On December 14, 2022, we received exemptive relief from the SEC that allows us to organize, as a direct wholly owned portfolio company, a subsidiary that intends to operate as an investment adviser registered under the Investment Advisers Act of 1940, as amended, pursuant to which it will provide investment management and other services to one or more privately-offered pooled investment vehicles, registered management investment companies, BDCs and/or investment accounts, and receive advisory fees for such services.

Certain U.S. Federal Income Tax Considerations

Taxation as a Regulated Investment Company

We have elected to be treated, currently qualify, and intend to operate in a manner so as to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to stockholders as distributions. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must timely distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our qualification for tax treatment as a RIC and become subject to U.S. federal income tax at corporate rates.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. In addition, we may be prohibited under the terms of any existing or future credit facilities from making distributions unless certain conditions are satisfied. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax at corporate rates.

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

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC in the future, and certain remedial procedures are not satisfied, we would be subject to U.S. federal income tax on such income at regular corporate rates (and also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to stockholders. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, corporate stockholders may be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders may be able to treat such distributions as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all previously undistributed earnings attributable to the period during which we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain assets that we elect to recognize on requalification or when recognized over the next five years.

Corporate Information

Our principal executive offices are located at 1 N 1st Street, 3rd Floor, Phoenix, AZ 85004. We maintain a website on the Internet at www.trinitycap.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider that information to be part of this annual report on Form 10-K.

We file annual, quarterly and current periodic reports, proxy statements and other information with the SEC under the Exchange Act. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, who file documents electronically with the SEC.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks occurs, the trading price, if any, of our securities could decline, and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Summary of Principal Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in our securities and is followed by a more detailed discussion of the material risks related to us and an investment in our securities.

We are subject to risks related to our business and structure, including, but not limited to the following:

•
We depend upon our senior management team and investment professionals, including the members of our Investment Committee, for our success.
•
Our business model depends, to a significant extent, upon strong referral relationships with venture capital sponsors, and our inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•
Regulations governing our operations as a BDC affect our ability to and the way in which we raise additional capital.
•
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•
Provisions in our existing and future credit facilities may limit our operations.
•
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•
Most or a substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
The Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
•
Internal and external cybersecurity threats, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing our ability to conduct business effectively.

We are subject to risks related to our investments, including, but not limited to the following:

•
Our investments are very risky and highly speculative and a lack of liquidity in our investments may adversely affect us.
•
Our investment strategy focuses on growth stage companies which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, below investment grade ratings, which could cause you to lose all or part of your investment in us.
•
The equipment financing industry is highly competitive and competitive forces could adversely affect the financing rates and resale prices that we may realize on our equipment financing investment portfolio and the prices that we have to pay to acquire our investments.
•
The COVID-19 pandemic has caused severe disruptions in the global economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Our investments are geographically concentrated, which may result in a single occurrence in a particular geographic area having a disproportionate negative impact on our investment portfolio.
•
We may be subject to risks associated with our investments in senior loans, junior debt securities and covenant-lite loans.
•
We are subject to risks associated with investing alongside other third parties.

Risks related to an investment in our securities include, but are not limited to, the following:

•
We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
•
Investing in our common stock may involve an above-average degree of risk, including the risk of dilution.
•
The market value of our securities may fluctuate significantly, which may make it difficult to resell our securities, including at an attractive price.
•
We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
Our 2025 Notes, our 4.375% Notes due 2026 (the “August 2026 Notes”), our 4.25% Notes due 2026 (the “December 2026 Notes”) and our 6.00% Convertible Notes due 2025 (the “Convertible Notes”) are each unsecured and therefore effectively subordinated to any secured indebtedness we currently have outstanding or may incur in the future and rank pari passu, or equal in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by us and our general liabilities.

We are subject to risks related to U.S. federal income tax including, but not limited to, the following:

•
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain qualification as a RIC under Subchapter M of the Code.
•
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

From time-to-time, capital markets may experience periods of disruption and instability, including during portions of the last three fiscal years. Since 2020, the U.S. capital markets have experienced extreme volatility and disruption, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic, supply chain disruptions, interest rate and inflation rate environments, and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these types of events contribute to unpredictable general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of recent market disruption and instability, it is difficult to predict the full impact of these conditions on our business. The extent of any such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, changes in interest rates and inflation rates, the conflict between Russia and Ukraine, health epidemics and pandemics and the actions taken by governments in response to these conditions.

During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that apply to us as a BDC, we are generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. From time to time, we may seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to the approval granted at our 2022 annual meeting of stockholders held on June 8, 2022, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on the earlier of June 8, 2023 and the date of our 2023 annual meeting of stockholders.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital, and our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage (as defined in the 1940 Act) must equal at least 150% immediately after each time we incur indebtedness. The continuance or reappearance of market conditions similar to those experienced during portions of the last three fiscal years for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations.

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

We may need additional capital to fund new investments and grow our portfolio of investments through public and/or private offerings of both debt and equity. Unfavorable economic conditions could increase our funding costs or result in a decision by lenders not to amend any outstanding credit facility or extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we generally are required to distribute each taxable year an amount at least equal to 90% of our “investment company taxable income” (i.e., our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any) to our stockholders to continue to be taxed as a RIC. As a result, these earnings are not available to fund new investments.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We issued the 2025 Notes, the August 2026 Notes, the December 2026 Notes (collectively, the “Notes”) and the Convertible Notes, and entered into the KeyBank Credit Facility through our wholly owned subsidiary, TCF, and may issue other debt securities or preferred stock and/or borrow money from other banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (if certain requirements are met) of total assets less all liabilities and indebtedness not represented by senior securities immediately after each issuance of senior securities. We have satisfied the requirements to increase our asset coverage ratio to 150%, including stockholder and Board approval. Under a 150% asset coverage ratio, we could potentially borrow $2 for investment purposes of every $1 of investor equity.

If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. See “—We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.” In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.

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

As part of our business strategy, we issued the Notes, the Convertible Notes, and entered into the KeyBank Credit Facility through our wholly owned subsidiary, TCF, and we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our stockholders. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock distributions, scheduled debt payments or other payments related to our securities. Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Leverage is generally considered a speculative investment technique.

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

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	(32.9)%	(20.6)%	(8.4)%	3.9%	16.1%

(1) Assumes (i) $1,126.4 million in total assets, (ii) $620.0 million in outstanding principal indebtedness, (iii) $459.7 million in net assets as of December 31, 2022 and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.2% as of December 31, 2022.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

Indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under outstanding indebtedness.

Currently, we have secured indebtedness outstanding under the KeyBank Credit Facility and unsecured indebtedness outstanding related to the Notes and the Convertible Notes, and may incur additional indebtedness in the future. The use of debt could have significant consequences on our future operations, including:

•
making it more difficult for us to meet our payment and other our current indebtedness and/or any other outstanding indebtedness we may incur in the future;
•
resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in substantially all of our debt becoming immediately due and payable;
•
reducing the availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•
subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates; and
•
limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the KeyBank Credit Facility, the Notes, the Convertible Notes and/or any other outstanding indebtedness we may incur in the future.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our financing arrangements or otherwise in an amount sufficient to enable us to pay our indebtedness, including under the KeyBank Credit Facility, the Notes, the Convertible Notes and/or any other outstanding indebtedness we may incur in the future, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including under the KeyBank Credit Facility, the Notes, the Convertible Notes and/or any other outstanding indebtedness we may incur in the future, on or before the scheduled maturity. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements, including our payment obligations under the KeyBank Credit Facility, the Notes and/or the Convertible Notes.

Provisions in our existing and future credit facilities may limit our operations.

At our discretion, we have utilized and may continue to utilize the leverage available under the KeyBank Credit Facility for investment and operating purposes. Additionally, we may in the future enter into additional credit facilities. To the extent we borrow money to make investments, the applicable credit facility may be backed by all or a portion of our loans and securities on which the lender will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with a lender. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lenders or their designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

In 2022, the U.S. Federal Reserve began raising short-term interest rates and is expected to further increase the federal funds rate in 2023. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as London Inter-Bank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our portfolio company debt investments are based on the Prime rate and not LIBOR, in connection with the cessation of LIBOR, we may need to renegotiate credit agreements extending beyond 2022 with our portfolio companies that utilize LIBOR, if any, to provide for an alternative reference rate, to the extent they do not already provide for as much upon the cessation of LIBOR, which may have an adverse effect on our overall financial condition or results of operations. Furthermore, our borrowings under the KeyBank Credit Facility generally bear interest at a rate related to LIBOR, but its terms provide for the replacement of LIBOR with SOFR no later than July 1, 2023 or the date that the United Kingdom's Financial Conduct Authority (the “FCA”) permanently or indefinitely ceases to provide LIBOR rates, if earlier. In addition, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

Most or a substantial portion of our portfolio investments will be recorded at fair values determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the Board. Most or a substantial portion of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our and our portfolio companies’ business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the war between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

The COVID-19 pandemic has caused severe disruptions in the global economy, including supply chain disruptions, and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States.

Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on us and our portfolio companies after December 31, 2022.

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

Some of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during periods of economic recession or downturn. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between the United Kingdom and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

For example, portfolio companies in California may be particularly susceptible to certain types of hazards, such as earthquakes, floods, mudslides, wildfires and other national disasters, which could have a negative impact on their business and negatively impact such company’s ability to meet their obligations under their debt securities that we hold. Additionally, adverse economic conditions or other factors particularly affecting a specific region could increase the risk of loss on our investments.

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

Although our investments are primarily secured, some investments may be unsecured and subordinated to substantive amounts of senior indebtedness. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After paying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

For example, as of December 31, 2022, our largest industry concentrations of our total investments at fair value were in the green technology industry, which represented approximately 14.0%; and technology-related companies in the finance and insurance industry, which represented approximately 10.4%. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

Our investments in the green technology industry, including sustainable and renewable technologies, may be subject to certain risks, including risks related to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, new laws, rules or regulations, or changes in government priorities or limitations on government resources could all have an adverse impact on the business and industries of these companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations, which would also impact our ability to realize value since our exit from the investment may be subject to the portfolio company obtaining the necessary regulatory approvals. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. Further, industries within the energy sector are cyclical with fluctuations in commodity prices, and demand for and production of commodities is driven by a variety of factors. The highly cyclical nature of the industries within the energy sector may lead to volatile changes in commodity prices. Commodity price fluctuation may adversely affect the earnings of companies in which we may invest. The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. See “If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.” for additional risks related to investments in technology companies, including green technology.

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

We may invest through joint ventures.

We plan to hold a portion of our investments through our joint venture, i40, LLC and may, from time to time, hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

We are subject to risks associated with investing alongside other third parties.

We have invested in i40, LLC and may in the future invest in additional joint ventures alongside third parties through joint ventures, partnerships or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.

More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in rules governing U.S. generally accepted accounting principles ("GAAP") or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.

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

The loans that will underlie our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is not clear at this time when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, especially during periods of declining interest rates in the broader market.

To the extent original issue discount (“OID”) and payment-in-kind (“PIK") interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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
•
The higher yield of OID instruments reflects the payment deferral and credit risk associated with these instruments.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.
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
•
The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.

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

Loans may become non-performing for a variety of reasons.

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

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. There is no guarantee that the actions taken by the Federal Reserve will reduce or eliminate inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

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

We have made, and may in the future, make investments that include warrants or other equity or equity-related securities. In addition, we have made, and may from time to time make, non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity and equity-related interests. However, the equity and equity-related interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity and equity-related interests, and any gains that we do realize on the disposition of any equity and equity-related interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity and equity-related securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. In addition, income derived from hedging transactions that is distributed to non-U.S. stockholders may be subject to U.S. federal withholding tax. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

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

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and record keeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations, became effective. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user” under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s adjusted tax basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

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

Any future public resale of any shares of our common stock under the Convertible Notes Registration Rights Agreement and/or the expiration of applicable lock-up periods, subject to applicable securities laws, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.

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

We cannot assure you that the issuance of preferred stock and/or additional convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or additional convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

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

Risks Related to the Notes and the Convertible Notes

The Notes and the Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes and the Convertible Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes and the Convertible Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred, including under the KeyBank Credit Facility, and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes and the Convertible Notes. Secured indebtedness, including the indebtedness under the KeyBank Credit Facility, is effectively senior to the Notes and the Convertible Notes to the extent of the value of the assets securing such indebtedness.

The Notes and the Convertible Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes and the Convertible Notes are obligations exclusively of Trinity Capital Inc. and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Notes and the Convertible Notes, and these notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Any assets of any of our subsidiaries will not be directly available to satisfy the claims of our creditors, including the holders of the Notes and the Convertible Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries and therefore the claims of our creditors, including holders of the Notes and the Convertible Notes with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes and the Convertible Notes are structurally subordinated, or junior, to the KeyBank Credit Facility and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish.

The respective indentures under which the Notes and the Convertible Notes were issued contain limited protection for holders of such notes.

The respective indentures under which the Notes and the Convertible Notes were issued offer limited protection to holders of such notes. The respective terms of such indentures and the Notes and the Convertible Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the Notes or the Convertible Notes. In particular, the terms of such indentures and the Notes and the Convertible Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari passu, or equal in right of payment, to the Notes or the Convertible Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes or the Convertible Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the Notes or the Convertible Notes and (4) securities, indebtedness or other obligations incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes or the Convertible Notes with respect to the assets of those subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes or the Convertible Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which each of such notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase. Under this covenant, we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code. Furthermore, this covenant will permit us to continue paying dividends or distributions and the restrictions will not apply unless and until such time as our asset coverage (as defined in the 1940 Act, except to the extent modified by this covenant) has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions for more than six consecutive months. For the purposes of determining “asset coverage” as used above, any and all indebtedness of the Company, including any outstanding borrowings under the KeyBank Credit Facility and any successor or additional credit facility, will be deemed a senior security of us;

•
sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•
create liens (including liens on the shares of our subsidiaries) or enter into sale and lease back transactions;

•
enter into transactions with affiliates;

•
make investments; or

•
create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, under the indenture governing the 2025 Notes, we are not required to offer to purchase the 2025 Notes in connection with a change of control or any other event. Such limitation does not apply to the August 2026 Notes, the December 2026 Notes or the Convertible Notes under their respective governing indentures. See “We may not be able to repurchase either of the August 2026 Notes or the December 2026 Notes upon a Change of Control Repurchase Event” and “We may not have, or have the ability to raise, the funds necessary to purchase the Convertible Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to deliver shares of our common stock upon conversion or purchase of the Convertible Notes.”

Furthermore, the Notes and the Convertible Notes and the terms of their respective indentures do not protect holders of such notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes and the Convertible Notes may have important consequences for the holders of such notes, including making it more difficult for us to satisfy our obligations with respect to the Notes and the Convertible Notes or negatively affecting the trading value of the Notes and the Convertible Notes to the extent such a trading market develops for such notes.

Certain of our current debt instruments include more protections for their holders than the Notes and the Convertible Notes, including under the respective indentures of such notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the Notes and the Convertible Notes, including under the respective indentures of such notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes and the Convertible Notes to the extent such a market develops for such notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes and/or the Convertible Notes.

Any default under the agreements governing our indebtedness or under other indebtedness to which we may be a party, that is not waived by the required lenders or holders and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and/or the Convertible Notes and substantially decrease the market value of any such notes.

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

If we are unable to repay debt, lenders having secured obligations, including under the KeyBank Credit Facility, could proceed against the collateral securing the debt. Because the KeyBank Credit Facility and the respective indentures governing the Notes and the Convertible Notes each have, and any future debt will likely have, customary cross-default and cross-acceleration provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

The optional redemption provision under the respective indentures of the Notes may materially adversely affect a holder’s return on such notes.

The 2025 Notes are redeemable in whole or in part at any time or from time to time on or after January 16, 2023 at our option, and the August 2026 Notes and the December 2026 Notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the Notes at times when prevailing interest rates are lower than the interest rate paid on such notes. In this circumstance, the holders thereof may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes being redeemed.

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

Holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash upon the occurrence of a fundamental change at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. As defined in the indenture under which the Convertible Notes were issued, including the Base Indenture, dated as of January 16, 2020 (the “Base Indenture”), between the Company and U.S Bank National Association, as trustee (the “Trustee”), and a Second Supplemental Indenture, dated as of December 11, 2020 (together with the Base Indenture, the “Convertible Notes Indenture”), between the Company and the Trustee, a fundamental change means the occurrence of either a change in control or, after the initial listing of our common stock on a national securities exchange, the termination of trading of our common stock on any such exchange. We may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered therefor. In addition, our ability to purchase the Convertible Notes or to deliver shares of our common stock upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to purchase Convertible Notes at a time when the purchase is required by the Convertible Notes Indenture or deliver any shares of our common stock upon future conversions of the Convertible Notes as required by the Convertible Notes Indenture would constitute a default under the Convertible Notes Indenture. A default under the Convertible Notes Indenture or the fundamental change itself could also lead to a default under the KeyBank Credit Facility and/or the respective indentures of the Notes. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes.

There is no active public trading market for the August 2026 Notes, the December 2026 Notes or the Convertible Notes; as a result, a holder may not be able to resell any of such notes.

There currently is no active public trading market for the August 2026 Notes, the December 2026 Notes and the Convertible Notes. We do not currently intend to apply for listing of any such notes on any securities exchange or for quotation of any such notes on any automated dealer quotation system. If no active trading market develops, a holder may not be able to resell any at their fair market value or at all. If any of such notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a market is made for any of such notes, any such market-making may be discontinued at any time. In addition, any market-making activity, if any, will be subject to limits imposed by law. Accordingly, we can provide no assurance that a liquid trading market, if any, will develop for such notes, that a holder will be able to sell any of such notes at a particular time, or that the price a holder may receive when it sells any of such notes will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for such notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in such notes for an indefinite period of time.

The 2025 Notes are listed on the Nasdaq Global Select Market under the symbol “TRINL.” We cannot provide any assurances that an active trading market will develop or be maintained for the 2025 Notes, that a holder will be able to sell its 2025 Notes, or that the price a holder may receive when it sells its 2025 Notes will be favorable. The 2025 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of the public offering of the 2025 Notes have advised us that they intend to make a market in the 2025 Notes, but they are not obligated to do so. Such underwriters may discontinue any market-making in the 2025 Notes at any time at their sole discretion.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us, the Notes and/or the Convertible Notes, if any, or changes in the debt markets, could cause the liquidity and/or market value of the Notes and/or the Convertible Notes to decline significantly.

Any credit ratings assigned to us, the Notes and/or the Convertible Notes are an assessment by rating agencies of our ability to pay our obligations when due. Consequently, real or anticipated changes to any such credit ratings will generally affect the liquidity and/or market value of the Notes and/or the Convertible Notes. These credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed herein that could impact the liquidity and/or market value of the Notes and/or the Convertible Notes.

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

If the Convertible Notes are issued with OID and a bankruptcy petition were filed by or against us, holders of the Convertible Notes may receive a lesser amount for their claim than they would have been entitled to receive under the Convertible Notes Indenture.

If the Convertible Notes are issued with OID and a bankruptcy petition were filed by or against us under the United States Bankruptcy Code after the issuance of the Convertible Notes, the claim by any holder of the Convertible Notes for the principal amount of the Convertible Notes may be limited to an amount equal to the sum of: the original issue price for the Convertible Notes and that portion of any OID that does not constitute “unmatured interest” for purposes of the United States Bankruptcy Code.

Any OID that was not amortized as of the date of the bankruptcy filing would constitute unmatured interest. Accordingly, holders of the Convertible Notes under these circumstances may receive a lesser amount than they would be entitled to under the terms of the Convertible Notes Indenture, even if sufficient funds are available.

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

U.S. Federal Income Tax Risks

We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We have elected to be treated, currently qualify, and intend to qualify annually as, a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To qualify for RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset-diversification and annual distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify to be taxed as a RIC and, thus, may be subject to U.S. federal income tax on our entire taxable income at corporate tax rates without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset-diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate tax rates.

We may choose to pay a portion of our distributions in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and a revenue procedure issued by the IRS, a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. A "publicly offered RIC" is a RIC whose shares are (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which could harm our business and the market price of our common stock.

We are not required to comply with certain requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or, in the case of the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

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

We are subject to the reporting requirements of the Exchange Act and certain requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

We may experience fluctuations in our operating results.

We may experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other shareholders.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to laws and regulations at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. For example, on August 16, 2022, the Biden Administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

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

Internal and external cybersecurity threats, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. An extended period of remote working, whether by us, our portfolio companies, or our third-party providers, could strain technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Currently, we lease office space in Phoenix, Arizona for our corporate headquarters. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II: OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on January 29, 2021 under the symbol “TRIN” in connection with our IPO, which closed on February 2, 2021. Prior to our IPO, the shares of our common stock were offered and sold in transactions exempt from registration under the Securities Act. As such, there was no public market for shares of our common stock during year ended December 31, 2020. Since our IPO, our common stock has traded at prices both above and below our net asset value per share.

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On March 1, 2023, the last reported closing sales price of our common stock on Nasdaq was $13.34 per share, which represented a premium of approximately 1.4% to our net asset value per share of $13.15 as of December 31, 2022. As of March

1, 2023, we had approximately 82 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2023
First Quarter (through March 1, 2023)	*	$14.10	$10.91	*	*	*
Year Ending December 31, 2022
Fourth Quarter	$13.15	$13.82	$10.24	5.1%	(22.1)%	$0.61	(5)
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(5)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(5)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(5)
Year Ending December 31, 2021
Fourth Quarter	$16.40	$17.65	$15.79	7.6%	(3.7)%	$0.36
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

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

Distribution Reinvestment Plan

Our amended and restated distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of our stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if we declare a cash distribution, our stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of our common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of our common stock on the valuation date determined for each distribution by the Board.

Our DRIP is administered by our transfer agent on behalf of our record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in our DRIP but may provide a similar distribution reinvestment plan for their clients. Issuances under the plan are not subject to the registration requirements of the Securities Act.

Issuer Purchases of Equity Securities

On November 14, 2022, the Board authorized a stock repurchase plan permitting the Company to repurchase up to $25.0 million of common stock until November 11, 2023, or until $25.0 million of the Company's outstanding shares of common stock have been repurchased. Under the repurchase program, the Company may, but is not obligated to, repurchase up to an additional $23.0 million of the Company's outstanding shares of common stock.

Information relating to repurchases of our common stock during the fiscal year ended December 31, 2022 is as follows:

		Total Number of	Approximate Dollar
		Shares Purchased as	Value of Shares that
		Part of Publicly	May Yet Be Purchased
	Average Price	Announced Plans or	Under the Stock
Period	Paid per Share	Programs	Repurchase Program
October 1 through October 31, 2022	$-	-	$-
November 1 through November 30, 2022	-	-	25,000,000
December 1 through December 31, 2022	10.77	185,722	23,000,012
Total	$10.77	185,722	$23,000,012

Distribution Policy

In order to be subject to tax as a RIC, we must distribute to our stockholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to the Annual Distribution Requirement. Upon satisfying this requirement in respect of a taxable year, we generally will not be subject to corporate taxes on any income we distribute to our stockholders as dividends for U.S. federal income tax purposes.

However, as a RIC we will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We will not be subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains). Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act. See “Item 1. Business— Regulation.”

Our Board maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90-100% of our taxable quarterly income or potential annual income for a particular taxable year.

We maintain an “opt-out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2022, 2021, and 2020, we issued 187,923, 281,149 and 271,414 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, we issued 187,923 shares of common stock for a total of approximately $3.0 million under the DRIP. During the year ended December 31, 2021, we issued 281,149 shares of common stock for a total of approximately $4.1 million under the DRIP.

On January 13, 2023, we issued 54,185 shares of our common stock pursuant to our distribution reinvestment plan, which related to the dividend declared on December 15, 2022. These issuances were not subject to the registration requirements of the Securities Act.

Stock Performance Graph

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Company” refer to Trinity Capital Inc. and its consolidated subsidiaries. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10‑K.

This discussion contained forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors.” Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a specialty lending company providing debt, including loans and equipment financings, to growth stage companies, including venture capital-backed companies and companies with institutional equity investors. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

On January 16, 2020, through the Formation Transactions, we acquired the Legacy Funds and all of their respective assets, including the Legacy Portfolio, as well as Trinity Capital Holdings, a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions, we used a portion of the proceeds from the Private Offerings.

The Legacy Funds were merged with and into the Company, and we issued 9,183,185 shares of our common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Investors, which included the general partners, managers or managing members of the Legacy Funds, to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

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

On February 2, 2021, we completed our initial public offering of 8,006,291 shares of our common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Our common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the symbol “TRIN.” Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP and pursuant to Regulation S-X under the Securities Act. The Company follows accounting and reporting guidance as determined by the Financial Accounting Standards Board (“FASB”), in FASB Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies.

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

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC 946 and measured in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that each of the portfolio investments is sold in a hypothetical transaction in the principal or, as applicable, most advantageous market using market participant assumptions as of the measurement date. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. The Company values its investments at fair value as determined in good faith by the Company’s Board in accordance with the provisions of ASC 820 and the 1940 Act.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. OID initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. Interest income from PIK represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT fees related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of December 31, 2022 and December 31, 2021, the Company had an EOT payments receivable of approximately $59.9 million and $46.7 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

Income related to application or origination payments, including facility commitment fees, net of related expenses and generally collected in advance, are accreted into interest income over the contractual life of the loan. The Company recognizes nonrecurring fees and additional OID and EOT received in consideration for contract modifications commencing in the quarter relating to the specific modification.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $1,094.4 million and was comprised of approximately $802.9 million in secured loans, $246.0 million in equipment financings, and $45.5 million in equity and warrants, across 116 portfolio companies. As of December 31, 2021, our investment portfolio had an aggregate fair value of approximately $873.5 million and was comprised of approximately $551.9 million in secured loans, $184.1 million in equipment financings, and $137.5 million in equity and warrants, across 94 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	71.7%	73.3%	69.8%	63.2%
Equipment Financings	23.1%	22.5%	23.0%	21.1%
Equity	3.4%	1.3%	5.3%	11.5%
Warrants	1.8%	2.9%	1.9%	4.2%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of December 31, 2022 and December 31, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2022		December 31, 2021
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	39.3%	40.3%	46.5%	50.7%
Northeast	27.9%	28.4%	26.4%	24.5%
Mountain	10.7%	11.2%	8.2%	8.1%
South	8.9%	7.2%	7.6%	7.0%
Midwest	5.1%	4.6%	3.7%	2.7%
Southeast	1.0%	1.0%	0.1%	0.1%
International:
Canada	4.5%	4.6%	7.5%	6.9%
Western Europe	2.6%	2.7%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

Industry classifications have been updated to a preferred presentation. Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
		Fair		Fair
Industry	Cost	Value	Cost	Value
Green Technology	12.3%	14.0%	10.0%	16.7%
Finance and Insurance	9.9%	10.4%	9.1%	8.6%
Food and Agriculture Technologies	8.8%	9.3%	9.4%	9.0%
Real Estate Technology	8.9%	8.8%	8.0%	7.5%
Space Technology	6.2%	6.5%	3.8%	3.5%
Life Sciences	6.2%	6.5%	2.9%	2.7%
Consumer Products & Services	6.2%	6.4%	9.5%	8.7%
Marketing, Media, and Entertainment	5.3%	5.5%	8.0%	6.3%
Healthcare	7.7%	5.3%	10.4%	9.0%
Automation & Internet of Things	4.7%	5.0%	6.8%	7.0%
Digital Assets Technology and Services	5.3%	4.1%	6.2%	5.6%
Human Resource Technology	3.5%	3.8%	0.6%	0.6%
Connectivity	3.1%	3.1%	4.7%	4.1%
Transportation Technology	2.7%	2.7%	1.5%	1.4%
SaaS	2.5%	2.7%	3.5%	4.6%
Industrials	2.1%	2.1%	0.0%	0.0%
Construction Technology	2.1%	1.8%	3.3%	2.5%
Education Technology	1.6%	1.3%	2.3%	2.2%
Supply Chain Technology	0.9%	0.7%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2022 and December 31, 2021, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.2 and 3.4 years. Additional information regarding our portfolio is set forth in the consolidated schedule of investments and the related notes thereto included with this Annual Report on Form 10-K.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of December 31, 2022 and December 31, 2021, the Company’s ten largest portfolio companies represented approximately 31.7% and 36.1%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of December 31, 2022 and December 31, 2021, the Company had 16 and nine portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the year ended December 31, 2022, we invested approximately $381.1 million in 34 new portfolio companies and approximately $250.1 million in 32 existing portfolio companies, excluding deferred fees. During the year ended December 31, 2022, we received an aggregate of $336.6 million in proceeds from repayments and sales of our investments, including proceeds of approximately $149.8 million from early repayments on our debt investments.

During the year ended December 31, 2021, we invested approximately $395.3 million in 33 new portfolio companies and approximately $163.0 million in 24 existing portfolio companies, excluding deferred fees. During the year ended December 31, 2021, we received an aggregate of approximately $290.2 million in proceeds from repayments of our debt investments, including proceeds of approximately $190.1 million from early repayments on our debt investments.

The following table provides a summary of the changes in the investment portfolio for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Beginning Portfolio, at fair value	$873,470	$493,651
Purchases, net of deferred fees	627,211	554,832
Non-cash conversion	—	916
Principal payments received on investments	(124,018)	(74,278)
Proceeds from early debt repayments	(149,769)	(190,107)
Sale of investments	(62,767)	(25,787)
Accretion of OID, EOT, and PIK payments	32,220	21,238
Net realized gain/(loss)	32,853	12,708
Third party participation (1)	—	(283)
Change in unrealized appreciation/(depreciation)	(134,814)	80,580
Ending Portfolio, at fair value	$1,094,386	$873,470

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2022 and December 31, 2021 (dollars in thousands):

		December 31, 2022		December 31, 2021
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$2,729	0.3%	$84,785	11.5%
3.0 - 3.9	Strong Performance	239,872	22.9%	236,466	32.1%
2.0 - 2.9	Performing	756,596	72.1%	396,846	53.9%
1.6 - 1.9	Watch	39,315	3.7%	13,427	1.9%
1.0 - 1.5	Default/Workout	10,317	1.0%	4,444	0.6%
Total		$1,048,829	100.0%	$735,968	100.0%

At December 31, 2022 and December 31, 2021, our debt investments had a weighted average risk rating score of 2.8 and 3.0, respectively.

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

As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

Fiscal Year Ended December 31, 2020

A discussion of our portfolio composition and investment activity for the fiscal year ended December 31, 2020 is available in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022 and is available on the SEC’s EDGAR database.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the years ended December 31, 2022 and 2021.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Stated interest income	$105,367	$54,492
Amortization of original issue discount	23,766	15,514
Acceleration of amortization of original issue discount	9,703	6,621
Prepayment penalty and related fees	3,864	2,564
Other fee income	2,800	3,001
Total investment income	$145,500	$82,192

For the year ended December 31, 2022, total investment income was approximately $145.5 million, which represents an approximate effective yield of 15.1% on the average investments during the year. For the year ended December 31, 2021, total investment income was approximately $82.2 million, which represents an approximate effective yield of 15.4% on the average investments during the year. The increase in investment income for the year ended December 31, 2022 is due to higher stated interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increased one-time non-recurring fee income, which fluctuates based on investment activity and early repayment activity.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, excise tax, professional fees and general and administrative expenses. Our operating expenses totaled approximately $73.9 million and $43.2 million for the years ended December 31, 2022 and 2021, respectively. The increase in our operating expenses for the year ended December 31, 2022 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the Notes and the Convertible Notes. Interest expense and other debt financing costs on our borrowings totaled approximately $34.1 million and $20.4 million for the years ended December 31, 2022 and 2021, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 6.2% and 7.1% for years ended December 31, 2022 and 2021. The increase in interest expense for the year ended December 31, 2022 was primarily due to increases in borrowings under the KeyBank Credit Facility, as well as the additional issuance of our 2025 Notes.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $27.2 million and $15.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in employee compensation expenses for the year ended December 31, 2022 relates primarily to the increased variable and share-based compensation from higher head count. As of December 31, 2022 and 2021, the Company had 57 and 41 employees, respectively.

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2022 and 2021 (dollars in thousands).

	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2022	Grant Date Fair Value	December 31, 2021	Grant Date Fair Value
Unvested as of Beginning of Period	536,552	$16.48	—	$—
Shares Granted	722,336	$17.22	581,300	$16.48
Shares Vested	(213,949)	$16.56	(44,748)	$16.48
Shares Forfeited	(3,218)	$16.85	—	$—
Unvested as of Ending of Period	1,041,721	$16.98	536,552	$16.48

Fair Value of Granted Stock	$12,442		$9,580
Compensation cost recognized	$5,747		$926

As of December 31, 2022, there was approximately $15.3 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2021, there was approximately $8.7 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.8 years.

Excise Taxes

Our excise taxes totaled approximately $2.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in excise tax was primarily due to an increase in estimated undistributed taxable income in 2022.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees totaled approximately $4.1 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively. The increase in professional fees expenses for the year ended December 31, 2022, resulted primarily from consulting expenses.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $6.1 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in general and administrative expenses for the year ended December 31, 2022 was primarily due to marketing and travel related expenses.

Net Investment Income

Net investment income totaled approximately $71.6 million and $39.0 million for the years ended December 31, 2022 and 2021, respectively. The increase in net investment income for the year ended December 31, 2022 resulted from an increase in total investment income as compared to total expenses, including excise tax expense. For the year ended December 31, 2022, we recognized approximately $145.5 million in total investment income as compared to approximately $73.9 million in total expenses including excise tax expense. For the year ended December 31, 2021 we recognized approximately $82.2 million in total investment income as compared to approximately $43.2 million in total expenses including excise tax expense.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the year ended December 31, 2022, our gross realized gains primarily consisted of the sale of our equity positions in two portfolio companies, and our gross realized losses primarily consisted of the sale of our debt positions in three portfolio companies. During the year ended December 31, 2021, our gross realized gains primarily consisted of the sale of our debt positions in two portfolio companies, and our gross realized losses primarily consisted of the sale of our equity positions in three portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the years ended December 31, 2022 and 2021 were comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Net realized gain/(loss) on investments:
Gross realized gains	$54,117	$16,514
Gross realized losses	(21,264)	(3,806)
Total net realized gains/(losses) on investments	$32,853	$12,708

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

Net unrealized appreciation and depreciation on investments for the years ended December 31, 2022 and 2021 is comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Gross unrealized appreciation	$21,498	$105,576
Gross unrealized depreciation	(94,262)	(22,783)
Third party participation (1)	—	283
Net unrealized appreciation/depreciation reclassified related to net realized gains or losses	(62,050)	(2,496)
Total net unrealized gains/ (losses) on investments	$(134,814)	$80,580

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

During the year ended December 31, 2022, our net unrealized depreciation totaled approximately $134.8 million, which included net unrealized depreciation of $5.4 million from our warrant investments, $89.7 million from our equity investments and $39.7 million from our debt investments. The net unrealized depreciation from our equity investments for the year ended December 31, 2022 stemmed primarily from the reclassification of our gross unrealized appreciation related to proceeds of approximately $69.9 million from the sale of two equity investments.

During the year ended December 31, 2021, our net unrealized appreciation totaled approximately $80.6 million. Our net unrealized appreciation for the year ended December 31, 2021 is attributable primarily to net unrealized appreciation of approximately $61.8 million from our equity investments, including warrants exercised during the period, and net unrealized appreciation of $19.1 million from our warrant investments, excluding those exercised during the period, partially offset by net unrealized depreciation from our debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations during the year ended December 31, 2022, totaled approximately $30.4 million. Net increase in net assets resulting from operations during the year ended December 31, 2021, totaled approximately $132.3 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2022, basic and diluted net decrease in net assets per common share was $0.96. For the year ended December 31, 2021, basic and diluted net increase in net assets per common share was $5.09 and $4.64, respectively.

Fiscal Year Ended December 31, 2020

A discussion of our results of operations for the fiscal year ended December 31, 2020 is available in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022 and is available on the SEC’s EDGAR database.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our IPO, the Private Offerings, the 2025 Notes offering, the Convertible Notes offering, the August 2026 Notes offering and the December 2026 Notes offering, borrowings under the KeyBank Credit Facility, and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the year ended December 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $36.1 million, which is the net result of $235.7 million of cash used in operating activities and $0.2 million of cash used in investing activities partially offset by $199.8 million of cash provided by financing activities. During the year ended December 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $14.4 million, which is the net result of $241.7 million of cash used in operating activities and $1.2 million of cash used in investing activities partially offset by $228.5 million of cash provided by financing activities.

As of December 31, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $10.6 million and $46.7 million, respectively, of which $5.6 million and $43.4 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of December 31, 2022, we did not have any restricted cash. As of December 31, 2021, restricted cash consisted of approximately $15.1 million related to the Credit Suisse Credit Facility covenants. In conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on our cash thereunder expired.

As of December 31, 2022 and December 31, 2021, we had approximately $162.5 million and $38.1 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of December 31, 2022, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of December 31, 2022, our asset coverage ratio was approximately 174.1% and our asset coverage ratio per unit was approximately $1,741. As of December 31, 2021, our asset coverage ratio was approximately 195.8% and our asset coverage ratio per unit was approximately $1,958.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment to i40,LLC in the amount of $21.4 million, as of December 31, 2022, and is obligated to fund Capital Contributions through June 2024. We did not have any off-balance sheet financings or liabilities as of December 31, 2021.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2022 and December 31, 2021 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of December 31, 2022 and December 31, 2021, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2022, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$187,500	$—	$187,500
2025 Notes	—	—	182,500	—	182,500
Convertible Notes	—	—	50,000	—	50,000
August 2026 Notes	—	—	125,000	—	125,000
December 2026 Notes	—	—	75,000	—	75,000
Operating Leases	—	1,151	801	415	2,367
Total Contractual Obligations	$—	$1,151	$620,801	$415	$622,367

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
			Total	$4.62

Fiscal Year Ended December 31, 2020

A discussion of our financial condition, liquidity and capital resource for the fiscal year ended December 31, 2020 is available in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022 and is available on the SEC’s EDGAR database.

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

Refer to “Note 12 – Related Party Transactions” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional information.

Recent Developments

During January 2023, the Company repurchased 91,691 of its outstanding common stock at a weighted average price of $10.91. The repurchased shares were immediately canceled and thus Trinity Capital holds no treasury stock. Under the repurchase program, the Company may, but is not obligated to, repurchase up to an additional $22.0 million of the Company's outstanding shares of common stock.

Subsequent to the year ended December 31, 2022 and through the date of filing of this Annual Report on Form 10-K, no material events or developments occurred that require reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. Uncertainty with respect to the economic effects of the overall market conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

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

As of December 31, 2022, approximately 67.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 32.5% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$21,165	$5,625	$15,540
Up 200 basis points	$14,110	$3,750	$10,360
Up 100 basis points	$7,059	$1,875	$5,184
Down 100 basis points	$(7,015)	$(1,875)	$(5,140)
Down 200 basis points	$(14,052)	$(3,750)	$(10,302)
Down 300 basis points	$(20,654)	$(5,625)	$(15,029)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of December 31, 2022, we had six foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of December 31, 2022 were subject to currency risk.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trinity Capital Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Trinity Capital Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the underlying investee companies, borrowers and others; when replies were not received from the underlying investee companies and borrowers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 2, 2023

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

ASSETS
Investments at fair value:
Control investments (cost of $43,375 and $38,994, respectively)	$37,313	$32,214
Affiliate investments (cost of $28,580 and $41,609, respectively)	1,528	32,192
Non-control / Non-affiliate investments (cost of $1,081,629 and $717,253, respectively)	1,055,545	809,064
Total investments (cost of $1,153,584 and $797,856, respectively)	1,094,386	873,470
Cash and cash equivalents	10,612	31,685
Restricted cash	—	15,057
Interest receivable	9,971	5,551
Deferred credit facility costs	2,903	2,308
Other assets	8,567	9,047
Total assets	$1,126,439	$937,118

LIABILITIES
KeyBank Credit Facility	$187,500	$81,000
2025 Notes, net of $3,948 and $3,616, respectively, of unamortized deferred financing costs	178,552	121,384
August 2026 Notes, net of $2,103 and $2,679, respectively, of unamortized deferred financing costs	122,897	122,321
December 2026 Notes, net of $1,474 and $1,842, respectively, of unamortized deferred financing costs	73,526	73,158
Convertible Notes, net of $1,882 and $2,515, respectively, of unamortized deferred financing costs and discount	48,118	47,485
Credit Suisse Credit Facility	—	10,000
Distribution payable	21,326	9,803
Security deposits	15,100	10,840
Accounts payable, accrued expenses and other liabilities	19,771	14,594
Total liabilities	666,790	490,585

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 34,960,672 and 27,229,541 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	35	27
Paid-in capital in excess of par	480,532	368,609
Distributable earnings/(accumulated deficit)	(20,918)	77,897
Total net assets	459,649	446,533
Total liabilities and net assets	$1,126,439	$937,118
NET ASSET VALUE PER SHARE	$13.15	$16.40

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
INVESTMENT INCOME:
Interest income:
Control investments	$5,418	$5,242	$3,661
Affiliate investments	862	1,607	1,191
Non-Control / Non-Affiliate investments	132,556	69,778	46,403
Total interest income	138,836	76,627	51,255
Fee income:
Non-Control / Non-Affiliate investments	6,664	5,565	3,709
Total fee income	6,664	5,565	3,709
Total investment income	145,500	82,192	54,964

EXPENSES:
Interest expense and other debt financing costs	34,148	20,394	16,773
Compensation and benefits	27,189	15,518	10,433
Professional fees	4,113	2,667	2,283
General and administrative	6,075	4,326	2,104
Total expenses	71,525	42,905	31,593

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	73,975	39,287	23,371

Excise tax expense	2,389	255	—

NET INVESTMENT INCOME	71,586	39,032	23,371

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	(4,210)	(2,725)	—
Affiliate investments	(10,241)	2,159	—
Non-Control / Non-Affiliate investments	47,304	13,274	(9,403)
Net realized gain/(loss) from investments	32,853	12,708	(9,403)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	719	1,570	(8,342)
Affiliate investments	(17,635)	(16,415)	6,997
Non-Control / Non-Affiliate investments	(117,898)	95,425	(3,621)
Net change in unrealized appreciation/(depreciation) from investments	(134,814)	80,580	(4,966)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS BEFORE FORMATION COSTS	(30,375)	132,320	9,002
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	(15,114)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(30,375)	$132,320	$(6,112)

NET INVESTMENT INCOME PER SHARE - BASIC	$2.26	$1.50	$1.29
NET INVESTMENT INCOME PER SHARE - DILUTED	$2.14	$1.45	$1.29

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$(0.96)	$5.09	$(0.34)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED(1)	$(0.96)	$4.64	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	31,672,089	25,980,797	18,092,494
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	35,189,709	29,320,597	18,092,494

(1) For the years ended December 31, 2022 and 2020, the impact of the hypothetical conversion of Convertible Notes was antidilutive (see Note 9).

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2019	10	$—	$—	$(524)	$(524)
Issuance of shares related to Formation Transactions (1)	9,716,517	10	145,738	—	145,748
Issuance of common stock, net of issuance costs	8,333,333	8	114,463	—	114,471
Issuance of common stock pursuant to distribution reinvestment plan	271,414	—	3,441	—	3,441
Distributions to stockholders	—	—	—	(18,738)	(18,738)
Equity component of convertible notes	—	—	462	—	462
Tax reclassification	—	—	(738)	738	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	(6,112)	(6,112)
Balance as of December 31, 2020	18,321,274	18	263,366	(24,636)	238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Issuance of common stock pursuant to distribution reinvestment plan	281,149	—	4,054	—	4,054
Issuance of common stock under ATM program, net of issuance costs	35,714		576		576
Stock based compensation	—	—	1,067	—	1,067
Issuance of restricted stock awards	593,432	1	(1)	—	—
Retired shares for restricted stock vesting	(8,319)	—	(138)		(138)
Distributions to stockholders	—	—	—	(33,840)	(33,840)
Tax reclassification	—	—	(4,053)	4,053	—
Net increase/(decrease) in net assets resulting from operations				132,320	132,320
Balance as of December 31, 2021	27,229,541	27	368,609	77,897	446,533
Issuance of common stock pursuant to distribution reinvestment plan	187,923	—	2,982	—	2,982
Stock based compensation	—	—	6,062	—	6,062
Issuance of restricted stock	741,656	1	—	—	1
Issuance of common stock, net of issuance costs	7,064,118	7	113,134	—	113,141
Retired and forfeited shares of restricted stock	(76,844)	—	(1,028)	—	(1,028)
Stock repurchase and cancellation of shares	(185,722)	—	(2,006)	—	(2,006)
Distributions to stockholders	—	—	—	(75,661)	(75,661)
Tax reclassification	—	—	(7,221)	7,221	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	(30,375)	(30,375)
Balance as of December 31, 2022	34,960,672	$35	$480,532	$(20,918)	$459,649

(1) See "Note 1- Organization and Basis of Presentation."

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$(30,375)	$132,320	$(6,112)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(627,211)	(555,748)	(239,827)
Proceeds from sales and paydowns of investments	336,554	290,172	160,901
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	134,814	(80,297)	4,966
Net realized gain/(loss) from investments	(32,853)	(12,708)	9,403
Accretion of original issue discounts and end of term payments on investments	(32,220)	(21,238)	(11,788)
Costs related to the acquisition of Trinity Capital Holdings and Legacy Funds	—	—	15,114
Amortization of deferred financing costs	3,796	4,029	3,075
Stock-based compensation	6,062	1,066	—
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(4,420)	(2,083)	(2,355)
(Increase)/Decrease in receivable from sale of investments	1,814	—	—
(Increase)/Decrease in other assets	(1,140)	(6,355)	(939)
Increase/(Decrease) in security deposits	4,260	2,966	4,250
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	5,177	6,203	6,144
Increase/(Decrease) in due to related party	—	—	(1,058)
Net cash provided by/(used in) operating activities	(235,742)	(241,673)	(58,226)

Cash flows provided by/(used in) investing activities:
Formation Transactions of Legacy Funds, net of cash required	—	—	(89,515)
Acquisition of Trinity Capital Holdings	—	—	(2,211)
Disposal/(Acquisition) of fixed assets	(194)	(1,204)	(253)
Net cash provided by/(used in) investing activities	(194)	(1,204)	(91,979)

Cash flows provided by/(used in) financing activities
Issuance of common stock	117,442	112,667	125,000
Common stock issuance costs	(4,301)	(7,883)	(10,529)
Stock repurchase and cancellation of shares net of costs	(2,006)	—	—
Retirement of employee shares	(1,028)	(138)	—
Cash distributions paid	(61,155)	(24,925)	(10,350)
Issuance of debt	57,500	200,000	173,688
Debt issuance cost paid	(3,146)	(7,203)	(11,503)
Borrowings under Credit Facilities	326,000	177,000	30,000
Repayments under Credit Facilities	(229,500)	(221,000)	(85,000)
Net cash provided by/(used in) financing activities	199,806	228,518	211,306

Net increase/(decrease) in cash, cash equivalents and restricted cash	(36,130)	(14,359)	61,101
Cash, cash equivalents and restricted cash at beginning of period	46,742	61,101	—
Cash, cash equivalents and restricted cash at end of period	$10,612	$46,742	$61,101

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$29,051	$13,579	$12,856
Shares issued to Trinity Capital Holdings	$—	$—	$8,000
Assumption of severance liability	$—	$—	$3,508
Shares issued to the Legacy Investors as part of the Formation Transactions	$—	$—	$137,748
Non-cash settlement of investments	$—	$916	$1,263
Accrued but unpaid distributions	$21,326	$9,803	$4,947
Distributions reinvested	$2,982	$4,054	$3,441
Income tax, including excise tax, paid	$283	$—	$—
Change to investments and net assets related to adoption of ASU 2020-06	$—	$(462)	$—
Impact of recognizing the fair value of the conversion feature on the convertible debt	$—	$—	$462

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$10,612	$31,685	$44,656
Restricted cash	—	15,057	16,445
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$10,612	$46,742	$61,101

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Automation & Internet of Things (7)
Ambient Photonics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$3,887	$3,902	$3,937
	Secured Loan⁽¹⁴⁾	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	4,578	4,555	4,555
	Secured Loan⁽¹⁴⁾	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	750	744	744
Total Ambient Photonics, Inc.					$9,215	$9,201	$9,236

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$11,324	$11,431	$11,524
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	8,000	8,043	8,115
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	6,978	7,053
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,000	5,030	5,090
Total Rigetti & Co, Inc.					31,324	31,482	31,782

Stratifyd, Inc.	Secured Loan	September 3, 2021	January 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$6,000	$6,050	$5,929

Sub-total: Automation & Internet of Things (4.2%)*					$46,539	$46,733	$46,947

Connectivity (7)

Vertical Communications, Inc.(21)	Secured Loan⁽¹⁴⁾	August 23, 2021	March 1, 2026	Fixed interest rate 11.0%; EOT 23.8%	$13,300	$15,536	$15,536

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,107	$14,515

Sub-total: Connectivity (2.7%)*					$28,300	$30,643	$30,051

Construction Technology (7)

EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$1,150	$1,448	$1,451
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	507	608	614
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	264	303	304
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	833	958	960
Total EquipmentShare, Inc.					2,754	3,317	3,329

Sub-total: Construction Technology (0.3%)*					$2,754	$3,317	$3,329

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Consumer Products & Services (7)
Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$426	$454	$431
	Equipment Financing⁽¹⁴⁾	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	635	664	629
	Equipment Financing⁽¹⁴⁾	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,710	1,755	1,709
Total Eterneva, Inc.					2,771	2,873	2,769

Fernished, Inc.	Equipment Financing⁽¹⁴⁾	October 29, 2021	November 1, 2024	Fixed interest rate 13.4%; EOT 3.0%	$326	$333	$327
	Equipment Financing⁽¹⁴⁾	March 21, 2022	April 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	1,171	1,171	1,149
	Equipment Financing⁽¹⁴⁾	May 10, 2022	June 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	833	831	811
Total Fernished, Inc.					2,330	2,335	2,287

Grandpad, Inc.	Equipment Financing	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$554	$700	$719
	Equipment Financing	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	810	987	1,019
Total Grandpad, Inc.					1,364	1,687	1,738

Happiest Baby, Inc.	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	$168	$279	$273
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	451	567	554
	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	443	523	509
Total Happiest Baby, Inc.					1,062	1,369	1,336

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$917	$1,178	$1,147
	Equipment Financing	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 15.7%	319	383	371
	Equipment Financing	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 16.3%	542	638	614
	Equipment Financing	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 17.8%	428	486	455
Total Molekule, Inc.					2,206	2,685	2,587

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$1,956	$1,991	$1,967

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$17,500	$17,591	$17,745
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	2,500	2,528	2,558
Total Quip NYC, Inc.					20,000	20,119	20,303

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	$5,000	$4,945	$4,952

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$3,000	$2,956	$2,954

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$4,024	$4,157	$4,164
	Secured Loan	October 25, 2021	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	3,293	3,373	3,378
Total Super73, Inc.					7,317	7,530	7,542

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$12,858	$13,633	$13,054

VitaCup, Inc.	Secured Loan	June 23, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,539	$5,544

Sub-total: Consumer Products & Services (6.0%)*					$65,364	$67,662	$67,033

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Digital Assets Technology and Services (7)
Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$15,974	$16,319	$15,825

Core Scientific, Inc.	Equipment Financing(18)	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$674	$700	$249
	Equipment Financing(18)	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	10,132	10,437	3,712
	Equipment Financing(18)	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	3,753	3,853	1,370
	Equipment Financing(18)	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	8,018	8,179	2,909
Total Core Scientific, Inc.					22,577	23,169	8,240

Sub-total: Digital Assets Technology and Services (2.1%)*					$38,551	$39,488	$24,065

Education Technology (7)
Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$5,834	$6,134	$5,914
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	2,100	2,014
Total Medical Sales Training Holding Company					7,834	8,234	7,928

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$4,774
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	1,595
Total Yellowbrick Learning, Inc.					10,000	10,500	6,369

Sub-total: Education Technology (1.3%)*					$17,834	$18,734	$14,297

Finance and Insurance (7)
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$24,995	$24,654
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	14,990	14,939
Total Bestow, Inc.					40,000	39,985	39,593

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$7,000	$6,999	$7,023

Openly Holdings Corp.	Secured Loan⁽¹⁴⁾	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	5,000	4,980	4,980

Petal Card, Inc.	Secured Loan	January 16, 2020	January 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 6.0% ⁽⁸⁾	$9,636	$9,867	$9,954
	Secured Loan	August 6, 2021	January 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 6.0% ⁽⁸⁾	6,745	6,797	6,757
	Secured Loan (12)	January 28, 2021	January 11, 2024	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 0.0% ⁽⁸⁾	26,582	26,473	26,307
Total Petal Card, Inc.					42,963	43,137	43,018

Slope Tech, Inc.	Secured Loan(12)(14)	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 3.0% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	1,805	1,747	1,747

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$15,080	$15,307

Sub-total: Finance and Insurance (9.9%)*					$111,768	$111,928	$111,668

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Food and Agriculture Technologies (7)
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,921	$20,091	$19,871
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,972	4,987	4,954
Total Athletic Brewing Company, LLC					24,893	25,078	24,825

Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	September 10, 2026	Variable interest rate LIBOR + 11.0% or Floor rate 10.1% ⁽⁸⁾	$10,000	$9,510	$9,515

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$239	$269	$263
	Equipment Financing	July 7, 2021	August 1, 2024	Fixed interest rate 9.5%; EOT 7.5%	1,230	1,340	1,306
	Equipment Financing	August 17, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 7.5%	617	666	650
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	358	387	377
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	711	753	732
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,764	1,822	1,765
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	800	820	796
	Equipment Financing	June 1, 2022	July 1, 2025	Fixed interest rate 10.1%; EOT 7.5%	3,251	3,325	3,239
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	395	403	396
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	950	963	954
Total Daring Foods, Inc.					10,315	10,748	10,478

DrinkPak, LLC	Secured Loan⁽¹⁴⁾	September 13, 2022	April 1, 2026	Variable interest rate Prime + 7.3% or Floor rate 12.8%; EOT 4.0% ⁽⁸⁾	$10,000	$10,057	$10,068

Emergy, Inc.	Equipment Financing	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$259	$299	$292
	Equipment Financing	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	8,250	8,812	8,494
	Equipment Financing	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 11.5%	15,000	14,943	14,943
Total Emergy, Inc.					23,509	24,054	23,729

Miyoko's Kitchen	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	$73	$162	$160
	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	188	243	238
	Equipment Financing	June 25, 2021	January 1, 2024	Fixed interest rate 8.9%; EOT 9.0%	254	299	292
Total Miyoko's Kitchen					515	704	690

RoBotany, Inc.	Equipment Financing(14)(18)	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 17.3%	$714	$1,154	$550

Sun Basket, Inc.	Secured Loan	December 31, 2020	April 1, 2023	Variable interest rate Prime + 8.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$12,226	$13,282	$13,407

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$292	$342	$334
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	2,404	2,459	2,395
Total The Fynder Group, Inc.					2,696	2,801	2,729

Sub-total: Food and Agriculture Technologies (8.5%)*					$94,868	$97,388	$95,991

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Green Technology (7)

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$1,103	$1,163	$1,121

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$1,445	$1,573	$1,535
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	437	472	460
Total Commonwealth Fusion Systems, LLC					1,882	2,045	1,995

Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$193	$252	$240
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	285	340	326
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	360	426	407
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	429	502	480
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	895	1,020	975
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	1,060	1,136	1,086
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	1,917	1,999	1,918
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	881	912	882
	Equipment Financing	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	1,338	1,378	1,335
	Equipment Financing	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	850	865	861
	Equipment Financing	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	772	777	777
Total Dandelion Energy, Inc.					8,980	9,607	9,287

Electric Hydrogen Co.	Equipment Financing⁽¹⁴⁾	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,899	$1,932	$1,932

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$4,792	$4,825	$4,705
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	3,935	3,903	3,903
Total Hi-Power, LLC					8,727	8,728	8,608

SeaOn Global, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$6,013	$6,169	$5,951
	Equipment Financing⁽¹⁴⁾	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	3,011	3,058	2,989
Total SeaOn Global, LLC					9,024	9,227	8,940

Edeniq, Inc.(21)	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%; EOT 5.7%	$4,505	$2,101	$4,485

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	$20,000	$18,179	$18,729
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	20,000	18,073	18,630
Total Footprint International Holding, Inc.					40,000	36,252	37,359

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$30,000	$30,031	$29,173

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 10.5%+PIK Interest Rate 4.25%; EOT 3.0% (15)	$23,000	$23,171	$23,185
	Secured Loan	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%+PIK Interest Rate 1.25%; EOT 3.0% (15)	12,000	11,894	11,894
Total RTS Holding, Inc.					35,000	35,065	35,079

Sub-total: Green Technology (12.2%)*					$141,120	$136,151	$137,979

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Healthcare (7)
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$5,959	$6,500	$6,367

Dentologie Enterprises, Inc.	Secured Loan⁽¹⁴⁾	October 14, 2022	November 1, 2027	Variable interest rate PRIME + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	5,000	4,929	4,929

Exer Holdings, LLC	Secured Loan	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,520	$22,317
	Secured Loan	February 18, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	7,500	7,492	7,429
Total Exer Holdings, LLC					30,000	30,012	29,746

FemTec Health, Inc.	Secured Loan(18)	December 1, 2021	February 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$9,725	$10,472	$1,528
	Secured Loan(18)	July 23, 2021	September 1, 2022(20)	Fixed interest rate 11.0%	2,092	2,091	—
	Secured Loan(18)	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	2,918	2,971	—
Total FemTec Health, Inc. (21)					14,735	15,534	1,528

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$4,048	$4,116	$4,065
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	5,000	4,963	4,888
Total Lark Technologies, Inc.					9,048	9,079	8,953

WorkWell Prevention & Care Inc.	Secured Loan(14)	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0% ⁽⁸⁾	$500	$500	$500

Sub-total: Healthcare (4.6%)*					$65,242	$66,554	$52,023

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Human Resource Technology (7)
Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$30,066	$30,378

Qwick, Inc.	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$5,038	$5,110
	Secured Loan	August 12, 2022	September 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	5,000	4,940	4,978
Total Qwick, Inc.					10,000	9,978	10,088

Sub-total: Human Resource Technology (3.6%)*					$40,000	$40,044	$40,466

Industrials (7)
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.1%; EOT 9.0%	$2,865	$3,176	$2,775
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.0%; EOT 9.0%	1,394	1,536	1,335
Total 3DEO, Inc.					4,259	4,712	4,110

Sub-total: Industrials (0.4%)*					$4,259	$4,712	$4,110

Life Sciences (7)
Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$1,499	$1,709	$1,676
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	2,334	2,579	2,524
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,312	1,422	1,382
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	760	824	797
Total Greenlight Biosciences Inc.					5,905	6,534	6,379

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$54	$78	$77
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	508	641	639
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	181	217	215
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	345	398	391
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,022	5,038
	Secured Loan	February 28, 2022	March 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,015	5,027
	Secured Loan	March 30, 2022	April 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,009	5,020
	Secured Loan	May 6, 2022	June 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,000	5,013
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,994	5,008
Total Pendulum Therapeutics, Inc.					26,088	26,374	26,428

Deerfield Imaging Holdings, Inc.	Secured Loan⁽¹⁴⁾	April 14, 2022	May 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,250	$18,369	$18,449

RXAnte, Inc.	Secured Loan⁽¹⁴⁾	November 21, 2022	November 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	15,025	14,799	14,799

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$5,005	$5,032

Sub-total: Life Sciences (6.3%)*					$70,268	$71,081	$71,087

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Marketing, Media, and Entertainment (7)
Drone Racing League, Inc.	Secured Loan⁽¹⁴⁾	October 17, 2022	April 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5% ⁽⁸⁾	10,000	$9,750	$9,750

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,500	$4,481	$4,500

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	October 1, 2024	Fixed interest rate 11.8%; EOT 16.4%	$3,419	$4,569	$3,659

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$11,500	$11,672	$11,575

Vox Media Holdings, Inc.	Secured Loan⁽¹⁴⁾	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	20,000	19,842	19,842
	Secured Loan⁽¹⁴⁾	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	10,000	9,901	9,901
Total Vox Media Holdings, Inc.					30,000	29,743	29,743

Sub-total: Marketing, Media, and Entertainment (5.3%)*					$59,419	$60,215	$59,227

Real Estate Technology(7)
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$3,893	$3,978	$3,887
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	5,346	5,438	5,372
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	4,129	4,190	4,185
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	4,899	4,951	4,951
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	3,988	4,017	4,017
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	2,567	2,576	2,576
Total BlueGround US, Inc.					24,822	25,150	24,988

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,238	$4,644

Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,806	$12,166
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	2,009	1,651
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,289	3,500
Total Knockaway, Inc.					21,009	21,104	17,317

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$18,213	$18,034

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,095	$5,058
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,693	12,601
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,501	12,574
Total Orchard Technologies, Inc.					30,000	30,289	30,233

Sub-total: Real Estate Technology (8.5%)*					$98,831	$99,994	$95,216

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Software as a Service ("SaaS") (7)
All Seated, Inc.	Secured Loan	February 28, 2022	March 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.5% ⁽⁸⁾	$6,000	$6,027	$5,936

BackBlaze, Inc.	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	$14	$35	$35
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	168	329	325
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	44	74	73
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	50	79	78
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	54	83	82
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	196	289	285
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	278	397	391
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	257	357	351
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	276	375	369
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	251	334	329
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	80	104	101
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	535	686	668
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	634	778	757
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	120	143	139
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	1,658	1,879	1,828
Total BackBlaze, Inc.					4,615	5,942	5,811

Smartly, Inc.	Secured Loan	May 16, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,929	$10,009

Utility Associates, Inc.	Secured Loan (14)	January 16, 2020	September 30, 2023	PIK Fixed interest rate 11.0% (15)	$1,239	$918	$950

The Tomorrow Companies, Inc.	Secured Loan⁽¹⁴⁾	December 14, 2022	January 1, 2028	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	5,000	4,879	4,879

Sub-total: SaaS (2.4%)*					$26,854	$27,695	$27,585

Space Technology (7)
Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$30,146	$30,314

Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$410	$409	$404
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	4,210	4,195	4,158
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	2,964	2,952	2,950
	Equipment Financing	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	8,604	8,583	8,569
	Equipment Financing	December 22, 2022	June 1, 2026	Fixed interest rate 15.0%; EOT 0.0%	2,104	2,074	2,074
	Equipment Financing	December 22, 2022	December 1, 2026	Fixed interest rate 15.5%; EOT 0.0%	1,842	1,833	1,833
Total Hadrian Automation, Inc.					20,134	20,046	19,988

Hermeus Corporation	Equipment Financing⁽¹⁴⁾	August 9, 2022	March 1, 2026	Fixed interest rate 9.4%; EOT 6.0%	$1,670	$1,652	$1,626
	Equipment Financing⁽¹⁴⁾	October 11, 2022	May 1, 2026	Fixed interest rate 11.6%; EOT 6.0%	2,965	2,914	2,914
Total Hermeus Corporation					$4,635	$4,566	$4,540
Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$4,958	$4,975

Sub-total: Space Technology (5.3%)*					$59,769	$59,716	$59,817

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Transportation Technology (7)
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 4.4% ⁽⁸⁾	$5,000	$5,220	$4,990
	Secured Loan	December 15, 2021	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 4.4% ⁽⁸⁾	2,000	2,088	1,997
	Secured Loan	February 23, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 4.4% ⁽⁸⁾	2,500	2,610	2,494
	Secured Loan	March 16, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 4.4% ⁽⁸⁾	3,000	3,132	2,993
	Secured Loan	April 18, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 4.4% ⁽⁸⁾	2,500	2,610	2,491
	Secured Loan	April 18, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 4.4% ⁽⁸⁾	2,500	2,610	2,491
	Secured Loan	May 17, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 4.4% ⁽⁸⁾	5,000	5,220	4,980
	Secured Loan	June 22, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 4.4% ⁽⁸⁾	2,500	2,610	2,490
Total NextCar Holding Company, Inc.					25,000	26,100	24,926

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$5,021	$4,948

Sub-total: Transportation Technology (2.7%)*					$30,000	$31,121	$29,874

Total: Debt Securities- United States (86.2%)*					$1,001,740	$1,013,176	$970,765

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada

Automation & Internet of Things (7)
Invenia, Inc.	Secured Loan	January 16, 2020	March 31, 2023	Fixed interest rate 11.5%; EOT 5.0%	$450	$592	$572
	Secured Loan	January 16, 2020	March 31, 2023	Fixed interest rate 11.5%; EOT 5.0%	387	509	493
	Secured Loan	January 16, 2020	March 31, 2023	Fixed interest rate 11.5%; EOT 5.0%	556	731	707
	Secured Loan	January 17, 2020	March 31, 2023	Fixed interest rate 11.5%; EOT 5.0%	783	1,030	996
	Secured Loan	June 8, 2020	March 31, 2023	Fixed interest rate 11.5%; EOT 5.0%	989	1,301	1,258
	Secured Loan	October 29, 2020	March 31, 2023	Fixed interest rate 11.5%; EOT 5.0%	1,434	1,886	1,824
Total Invenia, Inc. (10)					4,599	6,049	5,850

Sub-total: Automation & Internet of Things (0.5%)*					$4,599	$6,049	$5,850

Construction Technology (7)
Nexii Building Solutions, Inc. (10)	Secured Loan	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	$10,000	$9,828	$10,282
	Secured Loan	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	5,000	4,813	4,988
Total Nexii Building Solutions, Inc.					15,000	14,641	15,270

Sub-total: Construction Technology (1.4%)*					$15,000	$14,641	$15,270

Digital Assets Technology and Services (7)
Hut 8 Holdings, Inc. (10)	Equipment Financing	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$20,773	$21,216	$20,777

Sub-total: Digital Assets Technology and Services (1.8%)*					$20,773	$21,216	$20,777

Supply Chain Technology (7)
GoFor Industries, Inc. (10)(21)	Secured Loan(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,570	$9,385	$7,521

Sub-total: Supply Chain Technology (0.7%)*					$9,570	$9,385	$7,521

Total: Debt Securities- Canada (4.4%)*					$49,942	$51,291	$49,418
Debt Securities- Europe

Industrials (7)
Aledia, Inc. (10)	Equipment Financing⁽¹⁴⁾	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$14,024	$14,509	$14,096
	Equipment Financing⁽¹⁴⁾	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	993	1,013	995
	Equipment Financing⁽¹⁴⁾	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	1,367	1,385	1,371
	Equipment Financing⁽¹⁴⁾	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	2,223	2,236	2,236
Total Aledia, Inc.					18,607	19,143	18,698

Sub-total: Industrials (1.7%)*					$18,607	$19,143	$18,698

Space Technology (7)
All.Space Networks, Limited.(10)	Secured Loan⁽¹⁴⁾	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,906	$9,948

Sub-total: Space Technology (0.9%)*					$10,000	$9,906	$9,948

Total: Debt Securities- Europe (2.5%)*					$28,607	$29,049	$28,646

Total: Debt Securities (93.1%)(19)*					$1,080,289	$1,093,516	$1,048,829

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Automation & Internet of Things (7)

Ambient Photonics, Inc.	Warrant⁽¹⁴⁾	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$47	$153

Everalbum, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$—

Hologram, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$506

Presto Automation, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	April 28, 2027	Preferred Series A	497,183	$0.30	$185	$733
	Warrant⁽¹⁴⁾	January 16, 2020	July 28, 2027	Common Stock	104,284	$7.49	28	2
Total Presto Automation, Inc.							213	735

Stratifyd, Inc.	Warrant⁽¹⁴⁾	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$56	$16

Sub-Total: Automation & Internet of Things (0.1%)*							$390	$1,410

Connectivity (7)
Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$968	$1,370

Vertical Communications, Inc. (21)	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$16

Sub-Total: Connectivity (0.1%)*							$990	$1,386

Construction Technology (7)
Project Frog, Inc. (21)	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Preferred Series AA-1	211,649	$0.19	$9	$—
	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Common Stock	180,340	$0.19	9	—
	Warrant⁽¹⁴⁾	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	8
Total Project Frog, Inc.							38	8

Sub-total: Construction Technology (0.0%)*							$38	$8

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Consumer Products & Services (7)
BaubleBar, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$243
	Warrant⁽¹⁴⁾	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	27
Total BaubleBar, Inc.							710	270

Boosted eCommerce, Inc.	Warrant⁽¹⁴⁾	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$11

Fernished, Inc.	Warrant⁽¹⁴⁾	May 5, 2021	May 5, 2031	Common Stock	54,427	$0.15	$39	$24
	Warrant⁽¹⁴⁾	November 30, 2022	November 30, 2032	Common Stock	51,094	$0.15	20	23
Total Fernished, Inc.							$59	$47
,
Happiest Baby, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$81

Madison Reed, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$506
	Warrant⁽¹⁴⁾	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	144
	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	118
Total Madison Reed, Inc.							312	768

Molekule, Inc.	Warrant⁽¹⁴⁾	June 19, 2020	June 19, 2030	Common Stock	3,205	$3.12	$8	$—
	Warrant⁽¹⁴⁾	June 1, 2022	June 1, 2032	Preferred Series 1	257,135	$0.39	22	7
	Warrant⁽¹⁴⁾	June 19, 2022	June 19, 2030	Preferred Series 2	100,000	$1.00	8	—
Total Molekule, Inc.							38	7

Portofino Labs, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$47
	Warrant⁽¹⁴⁾	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	19
Total Portofino Labs, Inc.							259	66

Quip NYC, Inc.	Warrant⁽¹⁴⁾	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$203	$485

Rinse, Inc.	Warrant⁽¹⁴⁾	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$159

SI Tickets, Inc.	Warrant⁽¹⁴⁾	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$63

Super73, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$53

Trendly, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$10

VitaCup, Inc.	Warrant⁽¹⁴⁾	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$4

Sub-Total: Consumer Products & Services (0.2%)*							$2,649	$2,024

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Education Technology (7)
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$37

Yellowbrick Learning, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$228	$37

Finance and Insurance (7)
DailyPay, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$152	$434

Dynamics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Eqis Capital Management, Inc.	Warrant⁽¹⁴⁾	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.99	$10	$177

Petal Card, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$800
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	554
	Warrant⁽¹⁴⁾	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	337
Total Petal Card, Inc.							656	1,691

RealtyMogul, Co.	Warrant⁽¹⁴⁾	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$13

Slope Tech, Inc.	Warrant⁽¹⁴⁾	September 14, 2022	September 14, 2032	Common Stock	45,485	$0.88	$109	$110

ZenDrive, Inc.	Warrant⁽¹⁴⁾	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$38

Sub-Total: Finance and Insurance (0.2%)*							$1,327	$2,463

Food and Agriculture Technologies (7)
Athletic Brewing Company, LLC	Warrant⁽¹⁴⁾	October 28, 2022	October 28, 2032	Preferred Class B	3,741	$140.21	$287	$231

Bowery Farming, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$626
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	252
	Warrant⁽¹⁴⁾	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	268
Total Bowery Farming, Inc.							1,187	$1,146

Daring Foods, Inc.	Warrant⁽¹⁴⁾	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$364

DrinkPak, LLC	Warrant⁽¹⁴⁾	September 13, 2022	September 13, 2032	Common Stock	3,977	$19.12	$12	$14

Emergy, Inc.	Warrant⁽¹⁴⁾	October 5, 2022	October 5, 2032	Common Stock	45,443	$3.96	$214	$190

GrubMarket, Inc.	Warrant⁽¹⁴⁾	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$2,942

PSB Holdings, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$5
	Warrant⁽¹⁴⁾	December 31, 2020	December 29, 2032	Common Stock	33,351	$3.17	546	—
Total PSB Holdings, Inc.							657	5

RoBotany, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$129	$—

The Fynder Group, Inc.	Warrant⁽¹⁴⁾	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$156

Zero Acre Farms, Inc.	Warrant⁽¹⁴⁾	December 23, 2022	December 23, 2032	Preferred	20,183	$2.13	$79	$79

Sub-Total: Food and Agriculture Technologies (0.5%)*							$2,854	$5,127

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Green Technology (7)
Bolb, Inc.	Warrant⁽¹⁴⁾	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$—

Edeniq, Inc.	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$134
	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	277
	Warrant(11)(14)	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	1
	Warrant(11)(14)	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	923
	Warrant(14)	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	1,420
Total Edeniq, Inc.(21)							7	2,755

Footprint International Holding, Inc.	Warrant⁽¹⁴⁾	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$800
	Warrant⁽¹⁴⁾	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	1,643
	Warrant⁽¹⁴⁾	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	310
Total Footprint International Holding, Inc.							4,614	2,753

Mainspring Energy, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$284	$1,030
	Warrant⁽¹⁴⁾	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	598
	Warrant⁽¹⁴⁾	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	968
Total Mainspring Energy, Inc.							854	2,596

RTS Holding, Inc.	Warrant⁽¹⁴⁾	December 10, 2021	December 10, 2031	Preferred Series C	3,857	$205.28	$153	$242
	Warrant⁽¹⁴⁾	October 10, 2022	October 10, 2032	Preferred Series D	1,528	$196.50	117	108
Total RTS Holding, Inc.							$270	$350

Sub-Total: Green Technology (0.8%)*							$5,780	$8,454

Healthcare (7)
Dentologie Enterprises, Inc.	Warrant⁽¹⁴⁾	October 14, 2022	October 14, 2032	Common Stock	86,054	$0.76	$111	$110

Exer Holdings, LLC	Warrant⁽¹⁴⁾	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$130

Hospitalists Now, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$592
	Warrant⁽¹⁴⁾	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	3,270
Total Hospitalists Now, Inc.							462	3,862

Lark Technologies, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$504
	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	524
Total Lark Technologies, Inc.							435	1,028

Sub-Total: Healthcare (0.5%)*							$1,101	$5,130

Human Resource Technology (7)
BetterLeap, Inc.	Warrant⁽¹⁴⁾	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$32

Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$282

Sub-Total: Human Resource Technology (0.0%)*							$134	$314

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Industrials (7)
3DEO, Inc.	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—
	Warrant⁽¹⁴⁾	July 31, 2022	July 31, 2032	Common Stock	37,311	$1.35	1	—
Total 3DEO, Inc.							$94	$—

SBG Labs, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2023	Preferred Series A-1	42,857	$0.70	$13	$—
	Warrant⁽¹⁴⁾	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	8	—
	Warrant⁽¹⁴⁾	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	—
	Warrant⁽¹⁴⁾	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	—
	Warrant⁽¹⁴⁾	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	—
Total SBG Labs, Inc.							217	—

Sub-total: Industrials (0.0%)*							$311	$—

Life Sciences (7)
Pendulum Therapeutics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$9
	Warrant⁽¹⁴⁾	June 1, 2020	July 15, 2030	Preferred Series B	36,844	$1.90	36	6
	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Preferred Series C	322,254	$3.24	118	24
Total Pendulum Therapeutics, Inc.							198	39

RXAnte, Inc.	Warrant⁽¹⁴⁾	November 21, 2022	November 21, 2032	Preferred A	30,010	$10.00	$156	$169

TMRW Life Sciences, Inc.	Warrant⁽¹⁴⁾	April 29, 2022	April 29, 2032	Preferred Class A	537,966	$2.09	$160	$162

Zosano Pharma Corporation	Warrant (9)(14)	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$—

Sub-Total: Life Sciences (0.0%)*							$583	$370

Marketing, Media, and Entertainment (7)
Drone Racing League, Inc.	Warrant⁽¹⁴⁾	October 17, 2022	October 17, 2032	Common Stock	253,831	$6.76	$375	$380

Firefly Systems, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$281	$519

Grabit Interactive Media, Inc.	Warrant⁽¹⁴⁾	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$50

Incontext Solutions, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant⁽¹⁴⁾	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$267

Sub-Total: Marketing, Media, and Entertainment (0.1%)*							$798	$1,216

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Real Estate Technology (7)
Homelight, Inc.	Warrant⁽¹⁴⁾	October 1, 2022	October 1, 2032	Common Stock	5,452	$18.40	$1	$8

Knockaway, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 24, 2029	Preferred Series X-1	8,795	$85.27	$209	$—
	Warrant⁽¹⁴⁾	November 10, 2021	November 10, 2031	Common Stock	163,500	$0.22	265	—
Total Knockaway, Inc.							474	—

Maxwell Financial Labs, Inc.	Warrant⁽¹⁴⁾	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$20	$70
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	72
	Warrant⁽¹⁴⁾	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	36
Total Maxwell Financial Labs, Inc.							202	178

Sub-Total: Real Estate Technology (0.0%)*							$677	$186

SaaS (7)
All Seated, Inc.	Warrant⁽¹⁴⁾	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$8

Crowdtap, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$37
	Warrant⁽¹⁴⁾	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	8
Total Crowdtap, Inc.							51	45

Gtxcel, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$—
	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	8
Total Gtxcel, Inc.							166	8

Lucidworks, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,326

Reciprocity, Inc.	Warrant⁽¹⁴⁾	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$143
	Warrant⁽¹⁴⁾	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	71
Total Reciprocity, Inc.							153	214

Resilinc, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 15, 2025	Preferred Series A	589,275	$0.51	$40	$—

Smartly, Inc.	Warrant⁽¹⁴⁾	May 16, 2022	May 16, 2034	Common Stock	68,939	$1.10	$84	$80

Utility Associates, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2025	Preferred Series A	92,511	$4.54	$55	$—
	Warrant⁽¹⁴⁾	January 16, 2020	May 1, 2026	Preferred Series A	60,000	$4.54	36	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 22, 2027	Preferred Series A	200,000	$4.54	120	—
Total Utility Associates, Inc.							211	—

The Tomorrow Companies, Inc.	Warrant⁽¹⁴⁾	December 31, 2022	December 31, 2032	Common Stock	40,191	$1.70	$76	$76

Sub-Total: SaaS (0.2%)*							$1,607	$1,757

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Space Technology (7)
Axiom Space, Inc.	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$120	$36
	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	6
Total Axiom Space, Inc.									159	42

Hermeus Corporation	Warrant⁽¹⁴⁾	August 9, 2022	August 9, 2032	Common Stock	43,205		$6.24		$326	$376

Space Perspective, Inc.	Warrant⁽¹⁴⁾	March 3, 2022	March 3, 2032	Preferred Series A	221,280		$2.75		$256	$287

Sub-Total: Space Technology (0.1%)*									$741	$705

Transportation Technology (7)
NextCar Holding Company, Inc.	Warrant⁽¹⁴⁾	December 14, 2021	December 14, 2026	Preferred Stock	328,369	(13)	$1.29	(13)	$34	$—
	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2027	Preferred Stock	25,653	(13)	$1.29	(13)	$3	$—
	Warrant⁽¹⁴⁾	March 16, 2022	March 16, 2027	Preferred Stock	30,784	(13)	$1.29	(13)	$3	$—
	Warrant⁽¹⁴⁾	April 18, 2022	April 18, 2027	Preferred Stock	282,192	(13)	$1.29	(13)	$7	$—
	Warrant⁽¹⁴⁾	September 29, 2022	September 29, 2027	Preferred Stock	410,462	(13)	$1.29		$170	$—
Total NextCar Holding Company, Inc.									217	—

Sub-Total: Transportation Technology (0.0%)*									$217	$—

Total: Warrant Investments- United States (2.7%)*									$20,425	$30,587

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Construction Technology (7)
Nexii Building Solutions, Inc. (10)	Warrant⁽¹⁴⁾	August 27, 2021	August 27, 2026	Common Stock	63,071	(13)	$14.73	(13)	$410	$357
	Warrant⁽¹⁴⁾	June 8, 2022	June 8, 2027	Common Stock	24,196	(13)	$19.15	(13)	204	190
Total Nexii Building Solutions, Inc.									614	547

Sub-Total: Construction Technology (0.0%)*									$614	$547

Total: Warrant Investments- Canada (0.0%)*									$614	$547

Warrant Investments- Europe

Industrials (7)
Aledia, Inc. (10)	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Preferred Series D-3	11,573	(13)	$149.01	(13)	$130	$555

Sub-Total: Information (0.0%)*									$130	$555

Space Technology (7)
All.Space Networks, Limited. (10)	Warrant⁽¹⁴⁾	August 22, 2022	August 22, 2032	Common Stock	71,203		$21.79		$113	$35

Sub-Total: Space Technology (0.0%)*									$113	$35

Total: Warrant Investments- Europe (0.1%)*									$243	$590

Total: Warrant Investments- (2.8%)*									$21,282	$31,724

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States
Automation & Internet of Things (7)
Rigetti & Co, Inc.	Equity(14)	February 25, 2022	50,000	Common Stock	$500	$36
	Equity(14)	May 18, 2021	757,297	Common Stock	506	552
Total Rigetti & Co, Inc.					1,006	588

Sub-Total: Automation & Internet of Things (0.1%)*					$1,006	$588

Connectivity (7)
Tarana Wireless, Inc.	Equity⁽¹⁴⁾	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$506

Vertical Communications, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity⁽¹⁴⁾	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	1,737
Total Vertical Communications, Inc. (21)					3,966	1,737

Sub-Total: Connectivity (0.2%)*					$4,466	$2,243

Construction Technology (7)
Project Frog, Inc.	Equity⁽¹⁴⁾	January 16, 2020	4,383,497	Preferred Series AA-1⁽¹⁷⁾	$351	$2
	Equity⁽¹⁴⁾	January 16, 2020	3,401,678	Preferred Series BB⁽¹⁷⁾	1,333	5
	Equity⁽¹⁴⁾	August 3, 2021	6,633,486	Common Stock	1,684	1
	Equity⁽¹⁴⁾	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	123
Total Project Frog, Inc. (21)					4,621	131

Sub-Total: Construction Technology (0.0%)*					$4,621	$131

Consumer Products & Services (7)
Fernished, Inc.	Equity⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$346

Portofino Labs, Inc.	Equity⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$444

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021	3,320	Preferred Series B-1⁽¹⁷⁾	$500	$282

Sub-Total: Consumer Products & Services (0.1%)*					$1,500	$1,072

Finance and Insurance (7)
Dynamics, Inc.	Equity⁽¹⁴⁾	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Sub-Total: Finance and Insurance (0.0%)*					$390	$—

Food and Agriculture Technologies (7)
Emergy, Inc.	Equity⁽¹⁴⁾	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$513

Prüvit Ventures, Inc.	Equity⁽¹⁴⁾	January 16, 2020	30,357	Common Stock	$537	$316

Sub-Total: Food and Agriculture Technologies (0.1%)*					$1,037	$829

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Green Technology (7)
Edeniq, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$1,023
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	904
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	133,766,138	Preferred Series D⁽¹⁷⁾	—	2,712
Total Edeniq, Inc. (21)					—	4,639

Mainspring Energy, Inc.	Equity⁽¹⁴⁾	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$533

RTS Holding, Inc.	Equity⁽¹⁴⁾	July 5, 2022	2,544	Preferred Series D⁽¹⁷⁾	$500	$512

Sub-Total: Green Technology (0.5%)*					$1,000	$5,684

Healthcare (7)
Emerald Cloud Lab, Inc.	Equity⁽¹⁴⁾	June 3, 2022	199,537	Preferred Series C⁽¹⁷⁾	$500	$492

FemTec, Inc. (21)	Equity⁽¹⁴⁾	July 22, 2021	1,098,093	Common Stock	$13,046	$—

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$453

WorkWell Prevention & Care Inc.	Equity⁽¹⁴⁾	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity⁽¹⁴⁾	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity⁽¹⁴⁾	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (21)					6,720	—

Sub-Total: Healthcare (0.1%)*					$20,766	$945

Human Resource Technology (7)
Nomad Health, Inc.	Equity⁽¹⁴⁾	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$446

Sub-Total: Human Resource Technology (0.0%)*					$500	$446

Real Estate Technology (7)
Knockaway, Inc.	Equity⁽¹⁴⁾	March 30, 2022	304,579	Preferred Series Y⁽¹⁷⁾	$500	$—

Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$141

Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$328

Sub-Total: Real Estate Technology (0.0%)*					$1,500	$469

Space Technology (7)
Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	$500	Convertible Note⁽¹⁶⁾	$500	$595

Hadrian Automation, Inc.	Equity⁽¹⁴⁾	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$507

Sub-total: Space Technology (0.1%)*					$1,000	$1,102

Supply Chain Technology (7)
3Q GoFor Holdings, LP (21)	Equity⁽¹⁴⁾	August 25, 2022	—	Preferred ⁽¹⁷⁾	$500	$—

Sub-total: Supply Chain Technology (0.0%)*					$500	$—

Total: Equity Investments- United States (1.2%)*					$38,286	$13,509

Equity Investments- Canada

Construction Technology (7)
Nexii Building Solutions, Inc. (10)	Equity⁽¹⁴⁾	February 28, 2022	24,418	Common Stock	$500	$324

Sub-Total: Construction Technology (0.0%)*					$500	$324

Total: Equity Investments- Canada (0.0%)*					$500	$324

Total: Equity Investments (1.2%)*					$38,786	$13,833

Total Investment in Securities (97.2%)*					$1,153,584	$1,094,386

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$5,643	$5,643
Other cash accounts					4,969	4,969
Cash, Cash Equivalents, and Restricted Cash (0.9%)*					10,612	10,612

Total Portfolio Investments and Cash and Cash Equivalents (98.1% of total assets)					$1,164,196	$1,104,998

(1)
All portfolio companies are located in North America or Europe. As of December 31, 2022, Trinity Capital Inc. (the "Company") had six foreign domiciled portfolio companies, four of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 17.3% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

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
(7)
Where appropriate, certain current year industry classifications may have been revised to more precisely reflect the business of the Company's investments. Further, prior year classifications have been revised in a consistent manner with the current year.
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 7.50%, the 1-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) was 4.40% and SOFR 30 Day Forward Rate was 4.12% as of December 31, 2022.
(9)
Asset is valued at fair value as determined in good faith by the Company's Board using Level 1 and Level 2 inputs.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 7.1% of the Company’s total assets as of December 31, 2022. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity.
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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

(17)
Preferred stock represents investments through which the Company will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(18)
Investment is on non-accrual status as of December 31, 2022 and is therefore considered non-income producing.
(19)
All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the credit facility with KeyBank (see “Note 5 – Borrowings”), except as noted.
(20)
Currently, the Company in the process of negotiating new terms with the portfolio company after the portfolio company defaulted on the payments expected to be received on September 1, 2022.
(21)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of December 31, 2022, along with transactions during the year ended December 31, 2022 in these control or affiliated investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2021	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	December 31, 2022	Income
For the Year Ended December 31, 2022
Control Investments
Edeniq, Inc.	$5,522	$2,393	$(762)	$—	$4,726	$11,879	$2,949
3Q GoFor Holdings, LP	—	10,626	(636)	(105)	(2,364)	7,521	258
Project Frog, Inc.	4,209	27	(3,878)	(228)	9	139	228
Vertical Communications, Inc.	17,382	520	—	—	(628)	17,274	1,983
WorkWell Prevention and Care Inc.	5,101	300	—	(3,877)	(1,024)	500	—
Total Control Investments	$32,214	$13,866	$(5,276)	$(4,210)	$719	$37,313	$5,418

Affiliate Investments
FemTec Health, Inc.	$27,748	$28	$(416)	$—	$(25,832)	$1,528	$862
Store Intelligence, Inc.	4,444	—	(2,400)	(10,241)	8,197	—	—
Total Affiliate Investments	$32,192	$28	$(2,816)	$(10,241)	$(17,635)	$1,528	$862

Total Control and Affiliate Investments	$64,406	$13,894	$(8,092)	$(14,451)	$(16,916)	$38,841	$6,280

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities

Automation & Internet of Things (7)
Invenia, Inc.	Secured Loan	January 16, 2020	January 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	$3,611	$4,068	$4,012
	Secured Loan	January 16, 2020	May 1, 2023	Fixed interest rate 11.5%; EOT 5.0%	2,060	2,264	2,240
	Secured Loan	January 16, 2020	January 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	2,190	2,297	2,308
	Secured Loan	January 17, 2020	February 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,023	3,183	3,177
	Secured Loan	June 8, 2020	July 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	3,523	3,638	3,669
	Secured Loan	October 29, 2020	November 1, 2024	Fixed interest rate 11.5%; EOT 5.0%	4,883	4,995	5,030
Total Invenia, Inc. (10)					19,290	20,445	20,436

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$12,000	$11,891	$11,977
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	8,000	7,895	7,954
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	6,848	6,848
Total Rigetti & Co, Inc.					27,000	26,634	26,779

Stratifyd, Inc.	Secured Loan⁽¹⁹⁾	September 3, 2021	December 1, 2025	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$6,000	$5,947	$5,993

Sub-total: Automation & Internet of Things (5.7%)*					$52,290	$53,026	$53,208

Connectivity (7)
Tarana Wireless, Inc.	Secured Loan⁽¹⁹⁾	June 30, 2021	July 1, 2025	Variable interest rate Prime + 8.0% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$18,500	$17,728	$17,551

Vertical Communications, Inc.	Secured Loan	August 23, 2021	March 1, 2026	Fixed interest rate 11.0%; EOT 23.8%	$13,300	$15,016	$13,656

Sub-total: Connectivity (3.3%)*					$31,800	$32,744	$31,207

Construction Technology (7)
EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$3,269	$3,501	$3,532
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	1,252	1,328	1,335
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	551	579	585
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	1,741	1,829	1,846
Total EquipmentShare, Inc.					6,813	7,237	7,298

Nexii Building Solutions, Inc. (10)	Secured Loan⁽¹⁹⁾	August 27, 2021	September 1, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	$10,000	$9,575	$9,648

Project Frog, Inc. (22)	Secured Loan	April 30, 2020	May 1, 2023	Fixed interest rate 12.0%	$4,128	$4,080	$3,754

Sub-total: Construction Technology (2.2%)*					$20,941	$20,892	$20,700

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Consumer Products & Services (7)
Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$544	$546	$546

Fernished, Inc.	Equipment Financing⁽¹⁴⁾	October 29, 2021	November 1, 2024	Fixed interest rate 13.4%; EOT 3.0%	$472	$470	$470

Grandpad, Inc.	Equipment Financing⁽¹⁹⁾	November 16, 2020	June 1, 2023	Fixed interest rate 10.6%; EOT 5.0%	$1,789	$1,887	$1,893
	Equipment Financing⁽¹⁹⁾	December 23, 2020	July 1, 2023	Fixed interest rate 10.8%; EOT 5.0%	2,306	2,419	2,425
Total Grandpad, Inc.					4,095	4,306	4,318

Happiest Baby, Inc.	Equipment Financing	January 16, 2020	September 1, 2022	Fixed interest rate 8.4%; EOT 9.5%	$385	$538	$527
	Equipment Financing	January 16, 2020	November 1, 2022	Fixed interest rate 8.6%; EOT 9.5%	355	469	464
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 8.6%; EOT 9.5%	375	469	469
	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	550	640	640
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	866	945	947
	Equipment Financing	January 22, 2021	May 1, 2025	Fixed interest rate 8.4%; EOT 9.5%	745	790	792
Total Happiest Baby, Inc.					3,276	3,851	3,839

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$1,756	$1,931	$1,918
	Equipment Financing	September 29, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 10.0%	391	425	421
	Equipment Financing	December 18, 2020	July 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	652	695	688
	Equipment Financing	August 25, 2021	March 1, 2025	Fixed interest rate 8.9%; EOT 10.0%	494	504	500
Total Molekule, Inc.					3,293	3,555	3,527

BaubleBar, Inc.	Secured Loan	January 16, 2020	March 1, 2023	Fixed interest rate 11.5%; EOT 7.3%	$3,377	$4,285	$4,085

Portofino Labs, Inc.	Secured Loan⁽¹⁹⁾	December 31, 2020	July 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$2,000	$2,014	$2,023
	Secured Loan⁽¹⁹⁾	March 12, 2021	October 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	3,000	2,904	2,918
	Secured Loan⁽¹⁹⁾	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	2,000	1,860	1,873
Total Portofino Labs, Inc.					7,000	6,778	6,814

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$17,500	$17,319	$17,448

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 4.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$5,500	$5,528	$5,567
	Secured Loan	October 25, 2021	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$4,500	$4,456	$4,456
Total Super73, Inc.					10,000	9,984	10,023

UnTuckIt, Inc.	Secured Loan	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$15,000	$15,796	$15,200

VitaCup, Inc.	Secured Loan⁽¹⁹⁾	June 23, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,471	$5,519

Sub-total: Consumer Products & Services (7.7%)*					$70,057	$72,361	$71,789

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Digital Assets Technology and Services(7)
Core Scientific, Inc.	Equipment Financing⁽¹⁹⁾	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$928	$938	$964
	Equipment Financing⁽¹⁹⁾	August 31, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	$13,596	$13,649	$13,649
	Equipment Financing⁽¹⁹⁾	August 31, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	$5,000	$5,008	$5,008
Total Core Scientific, Inc.					19,524	19,595	19,621

Hut 8 Holdings, Inc. (10)	Equipment Financing⁽¹⁹⁾	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$30,000	$29,705	$29,705

Sub-total: Digital Assets Technology and Services (5.3%)*					$49,524	$49,300	$49,326

Education Technology (7)
Medical Sales Training Holding Company	Secured Loan	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$6,000	$5,962	$6,052
	Secured Loan	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	1,973	2,013
Total Medical Sales Training Holding Company					8,000	7,935	8,065

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	September 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	$7,500	$7,579	$7,630
	Secured Loan	August 10, 2021	March 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	2,500	2,504	2,525
Total Yellowbrick Learning, Inc.					10,000	10,083	10,155

Sub-total: Education Technology (1.9%)*					$18,000	$18,018	$18,220

Finance and Insurance (7)
DailyPay, Inc.	Secured Loan	September 30, 2020	November 1, 2024	Variable interest rate Prime + 5.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	$19,536	$19,869	$20,040
	Secured Loan	December 30, 2020	January 1, 2025	Variable interest rate Prime + 5.0% or Floor rate 12.0%; EOT 6.0% ⁽⁸⁾	5,000	5,076	5,101
Total DailyPay, Inc.					24,536	24,945	25,141

Petal Card, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$10,000	$10,140	$10,078
	Secured Loan (12)(14)	January 28, 2021	January 1, 2024	Variable interest rate Prime + 4.3% or Floor rate 11.5% ⁽⁸⁾	14,234	13,986	14,236
	Secured Loan	August 6, 2021	October 1, 2024	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	7,000	6,855	6,908
Total Petal Card, Inc.					31,234	30,981	31,222

ZenDrive, Inc.	Secured Loan⁽¹⁹⁾	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$14,899	$15,006

Sub-total: Finance and Insurance (7.6%)*					$70,770	$70,825	$71,369

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

Food and Agriculture Technologies (7)
Athletic Brewing Company, LLC	Equipment Financing⁽¹⁹⁾	December 7, 2021	December 1, 2025	Fixed interest rate 11.0%; EOT 7.0%	$20,000	$19,932	$19,932

Daring Foods, Inc.	Equipment Financing⁽¹⁹⁾	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$400	$411	$413
	Equipment Financing⁽¹⁹⁾	July 7, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 7.5%	1,917	1,938	1,937
	Equipment Financing⁽¹⁹⁾	August 17, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 7.5%	942	947	952
	Equipment Financing⁽¹⁹⁾	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	546	548	552
	Equipment Financing⁽¹⁹⁾	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	1,034	1,028	1,028
Total Daring Foods, Inc.					4,839	4,872	4,882

Emergy, Inc.	Equipment Financing⁽¹⁹⁾	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$434	$456	$456
	Equipment Financing⁽¹⁹⁾	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	$10,419	$10,396	$10,396
Total Emergy, Inc.					10,853	10,852	10,852

Health-Ade, LLC	Equipment Financing	January 16, 2020	February 1, 2022	Fixed interest rate 9.4%; EOT 15.0%	$110	$709	$703
	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 8.6%; EOT 15.0%	163	462	454
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.1%; EOT 15.0%	682	1,295	1,270
Total Health-Ade, LLC					955	2,466	2,427

Miyoko's Kitchen	Equipment Financing	February 19, 2020	September 1, 2022	Fixed interest rate 8.8%; EOT 9.0%	$242	$311	$310
	Equipment Financing	August 27, 2020	March 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	488	558	556
	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	450	484	483
	Equipment Financing	June 25, 2021	December 1, 2023	Fixed interest rate 8.9%; EOT 9.0%	486	506	505
Total Miyoko's Kitchen					1,666	1,859	1,854

Robotany, Inc.	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 22.0%	$1,186	$1,458	$1,492

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$489	$516	$515

Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	January 1, 2026	Variable interest rate LIBOR + 11.0% or Floor rate 10.1% ⁽⁸⁾	$10,000	$9,253	$9,300

Gobble, Inc.	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.3%; EOT 6.0%	$2,227	$2,414	$2,398
	Secured Loan	January 16, 2020	July 1, 2023	Fixed interest rate 11.5%; EOT 6.0%	1,120	1,214	1,206
Total Gobble Inc.					3,347	3,628	3,604

Sun Basket, Inc.	Secured Loan	December 31, 2020	December 1, 2024	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$16,905	$16,984	$16,882

Sub-total: Food and Agriculture Technologies (7.7%)*					$70,240	$71,820	$71,740

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued
Green Technology (7)
Bolb, Inc.	Equipment Financing⁽¹⁹⁾	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$1,624	$1,625	$1,625

Commonwealth Fusion Systems, LLC	Equipment Financing⁽¹⁹⁾	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$2,169	$2,196	$2,207
	Equipment Financing⁽¹⁹⁾	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	$644	$648	$648
Total Commonwealth Fusion Systems, LLC					2,813	2,844	2,855

Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$332	$367	$368
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	421	456	453
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	524	564	561
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	615	657	653
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	1,238	1,300	1,295
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	1,356	1,362	1,362
Total Dandelion Energy, Inc.					4,486	4,706	4,692

Footprint International Holding, Inc.	Equipment Financing	February 14, 2020	March 1, 2024	Fixed interest rate 10.3%; EOT 8.0%	$10,611	$11,576	$12,405
	Secured Loan	June 22, 2020	November 1, 2024	Fixed interest rate 12.0%; EOT 9.0%	6,837	7,162	6,837
Total Footprint International Holding, Inc.					17,448	18,738	19,242

Hi-Power, LLC	Equipment Financing⁽¹⁹⁾	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$6,529	$6,524	$6,598

SeaOn Environmental, LLC	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.0%; EOT 12.0%	$1,115	$1,490	$1,474

Edeniq, Inc.	Secured Loan	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%	$5,267	$469	$5,074

Mainspring Energy, Inc.	Secured Loan	January 16, 2020	August 1, 2023	Fixed interest rate 11.0%; EOT 3.8%	$5,660	$5,942	$5,956
	Secured Loan	November 20, 2020	December 1, 2024	Fixed interest rate 11.0%; EOT 3.8%	5,500	5,436	5,539
Total Mainspring Energy, Inc.					11,160	11,378	11,495

RTS Holding, Inc.	Secured Loan⁽¹⁹⁾	December 31, 2021	January 1, 2027	Fixed interest rate 10.5%; EOT 3.0%	$23,000	$22,711	$22,711

Sub-total: Green Technology (8.1%)*					$73,442	$70,485	$75,766

Healthcare (7)
Emerald Cloud Lab, Inc.	Equipment Financing⁽¹⁹⁾	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$9,278	$9,486	$9,528

Gobiquity, Inc.	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 7.5%; EOT 20.0%	$61	$193	$189

Exer Holdings, LLC	Secured Loan⁽¹⁹⁾	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,240	$22,240

FemTec Health, Inc.	Secured Loan	December 1, 2021	July 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$10,000	$10,752	$10,168
	Secured Loan	July 23, 2021	September 1, 2022	Fixed interest rate 11.0%	2,151	2,152	2,171
	Secured Loan	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	3,000	3,019	3,040
Total FemTec Health, Inc. (22)					15,151	15,923	15,379

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 3.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$5,000	$4,939	$4,986
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	5,000	4,818	4,847
Total Lark Technologies, Inc.					10,000	9,757	9,833

WorkWell Prevention & Care Inc.	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%; EOT 10.0%	$3,370	$3,659	$3,522
	Secured Loan	January 16, 2020	March 1, 2024	Fixed interest rate 8.0%	700	718	676
Total WorkWell Prevention & Care Inc. (22)					4,070	4,377	4,198

Sub-total: Healthcare (6.5%)*					$61,060	$61,976	$61,367

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued
Human Resource Technology (7)
Qwick, Inc.	Secured Loan⁽¹⁹⁾	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 5.0% ⁽⁸⁾	$5,000	$4,903	$4,903

Sub-total: Human Resource Technology (0.5%)*					$5,000	$4,903	$4,903

Life Sciences (7)
Greenlight Biosciences Inc.	Equipment Financing	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$2,575	$2,656	$2,667
	Equipment Financing	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	3,716	3,774	3,808
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	2,003	2,008	2,011
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,160	1,163	1,157
Total Greenlight Biosciences Inc.					9,454	9,601	9,643

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$206	$220	$220
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	1,326	1,436	1,445
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	407	431	433
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	633	665	671
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,972	4,972
Total Pendulum Therapeutics, Inc.					7,572	7,724	7,741

Zosano Pharma Corporation	Equipment Financing	January 16, 2020	April 1, 2022	Fixed interest rate 9.4%; EOT 12.0%	$473	$1,070	$1,038
	Equipment Financing	January 16, 2020	July 1, 2022	Fixed interest rate 9.7%; EOT 12.0%	525	853	822
	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	844	1,091	1,059
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 9.9%; EOT 12.0%	1,042	1,273	1,245
	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 10.5%; EOT 12.0%	811	973	949
Total Zosano Pharma Corporation					3,695	5,260	5,113

Sub-total: Life Sciences (2.4%)*					$20,721	$22,585	$22,497

Marketing, Media, and Entertainment(7)
Firefly Systems, Inc.	Equipment Financing	January 29, 2020	February 1, 2023	Fixed interest rate 9.0%; EOT 10.0%	$2,144	$2,579	$2,549
	Equipment Financing	August 28, 2020	September 1, 2023	Fixed interest rate 8.9%; EOT 10.0%	2,094	2,356	2,338
	Equipment Financing	September 18, 2020	October 1, 2023	Fixed interest rate 8.8%; EOT 10.0%	256	286	284
Total Firefly Systems, Inc.					4,494	5,221	5,171

Group Nine Media, Inc.	Secured Loan⁽¹⁹⁾	September 17, 2021	October 1, 2026	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	$20,000	$19,962	$20,108

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	October 1, 2024	Fixed interest rate 11.8%; EOT 16.4%	$6,149	$6,818	$5,476

PebblePost, Inc.	Secured Loan⁽¹⁹⁾	May 7, 2021	June 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,500	$12,450	$12,547

Smule, Inc.	Secured Loan (15)	July 1, 2020	January 1, 2022	Fixed interest rate 0.0%	$10	$10	$10

Store Intelligence, Inc. (22)	Secured Loan (18)	May 2, 2020	August 1, 2024	Fixed interest rate 12.0%; EOT 7.7%	$11,641	$12,033	$4,444

Whip Networks, Inc.	Secured Loan⁽¹⁹⁾	June 14, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$5,000	$4,992	$5,029
	Secured Loan⁽¹⁹⁾	September 10, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	1,000	995	1,003
Total Whip Networks, Inc.					6,000	5,987	6,032

Sub-total: Marketing, Media, and Entertainment (5.7%)*					$60,794	$62,481	$53,788

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued
Real Estate Technology (7)
Wanderjaunt, Inc.	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	$238	$277	$271
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 10.2%; EOT 12.0%	792	935	928
Total Wanderjaunt, Inc.					1,030	1,212	1,199

BoardRE, Inc.	Secured Loan⁽¹⁹⁾	October 15, 2021	May 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$4,973	$4,973

Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,608	$14,608
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	1,982	1,982
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,231	4,231
Total Knockaway, Inc.					21,009	20,821	20,821

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$17,828	$17,949

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,030	$5,064
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,520	12,612
Total Orchard Technologies, Inc.					17,500	17,550	17,676

Sub-total: Real Estate Technology (6.7%)*					$62,539	$62,384	$62,618

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities, Continued

SaaS (7)
BackBlaze, Inc.	Equipment Financing	January 16, 2020	January 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	$470	$650	$645
	Equipment Financing	January 16, 2020	April 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	67	87	87
	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	550	690	686
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	114	140	139
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	120	145	144
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	123	146	145
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	416	493	489
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	560	657	651
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	495	575	570
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	512	590	585
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	451	515	512
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	138	156	157
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	903	1,018	1,014
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	998	1,100	1,093
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	181	197	197
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	2,310	2,426	2,421
Total BackBlaze, Inc.					8,408	9,585	9,535

Reciprocity, Inc.	Secured Loan	September 25, 2020	October 1, 2024	Variable interest rate Prime + 3.3% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	$10,000	$9,984	$10,200
	Secured Loan	April 29, 2021	May 1, 2025	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 2.0% ⁽⁸⁾	5,000	4,984	5,100
Total Reciprocity, Inc.					15,000	14,968	15,300

Utility Associates, Inc.	Secured Loan (18)	January 16, 2020	September 30, 2023	PIK Fixed interest rate 11.0% (20)	$750	$830	$697

Sub-total: SaaS (2.7%)*					$24,158	$25,383	$25,532

Space Technology (7)
Axiom Space, Inc.	Secured Loan⁽¹⁹⁾	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$29,819	$30,015

Sub-total: Space Technology (3.2%)*					$30,000	$29,819	$30,015

Transportation Technology (7)
NextCar Holding Company, Inc.	Secured Loan⁽¹⁹⁾	December 14, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 12.0% ⁽⁸⁾	$5,000	$4,961	$4,961
	Secured Loan⁽¹⁹⁾	December 15, 2021	January 1, 2026	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 12.0% ⁽⁸⁾	2,000	1,986	1,986
Total NextCar Holding Company, Inc.					7,000	6,947	6,947

Zuum Transportation, Inc.	Secured Loan⁽¹⁹⁾	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$4,976	$4,976

Sub-total: Transportation Technology (1.3%)*					$12,000	$11,923	$11,923

Total: Debt Securities (78.5%)* (13)					$733,336	$740,925	$735,968

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments

Automation & Internet of Things (7)

Presto Automation, Inc. (f/k/a E La Carte, Inc.)	Warrant	January 16, 2020	April 27, 2027	Preferred Series A	497,183		$0.30		$185	$861
	Warrant	January 16, 2020	July 28, 2027	Common Stock	104,284		$7.49		14	156
	Warrant	January 16, 2020	April 28, 2027	Preferred Series AA-1	106,841		$7.49		14	43
Total Presto Automation, Inc. (f/k/a E La Carte, Inc.)									213	1,060

Egomotion Corporation	Warrant⁽¹¹⁾	January 16, 2020	December 10, 2028	Preferred Series A	60,786		$1.32		$—	$47
	Warrant	January 16, 2020	June 29, 2028	Preferred Series A	121,571		$1.32		219	94
Total Egomotion Corporation									219	141

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063		$0.10		$25	$—

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054		$0.26		$49	$914

Rigetti & Co, Inc.	Warrant	May 18, 2021	May 18, 2031	Common Stock	995,099		$0.21		$506	$5,830

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719		$2.53		$84	$71

Sub-Total: Automation & Internet of Things (0.9%)*									$1,096	$8,016

Connectivity (7)
Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629		$0.19		$967	$641

Vertical Communications, Inc. (22)	Warrant⁽¹¹⁾	January 16, 2020	July 11, 2026	Preferred Series A	828,479		$1.00		$—	$—

Sub-Total: Connectivity (0.1%)*									$967	$641

Construction Technology (7)
Nexii Building Solutions, Inc. (10)	Warrant⁽¹⁴⁾	August 27, 2021	August 27, 2026	Common Stock	63,071	(21)	$15.86	(21)	$410	$421

Project Frog, Inc. (22)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA	211,633		$0.19		$9	$—
	Warrant	January 16, 2020	July 26, 2026	Common Stock	180,356		$0.19		9	—
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000		$0.01		20	31
Total Project Frog, Inc.									38	31

Sub-Total: Construction Technology (0.0%)*									$448	$452

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments, Continued

Consumer Products & Services (7)
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$639	$788
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	89
Total BaubleBar, Inc.							711	877

Boosted eCommerce, Inc.	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$154

Fernished, Inc.	Warrant⁽¹⁴⁾	May 5, 2021	May 5, 2031	Common Stock	54,427	$0.15	$39	$39

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$241

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$398
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	131
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	105
Total Madison Reed, Inc.							312	634

Molekule, Inc.	Warrant	June 19, 2020	June 19, 2030	Preferred Series C-1	32,051	$3.12	$16	$23

Portofino Labs, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	39,659	$1.53	$160	$107
	Warrant⁽¹⁴⁾	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	44
Total Portofino Labs, Inc.							259	151

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$203	$311

Super73, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$132

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$86

VitaCup, Inc.	Warrant⁽¹⁴⁾	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$5

Sub-Total: Consumer Products & Services (0.3%)*							$2,328	$2,653

Education Technology (7)
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$108

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	222,222	$0.90	$120	$485

Sub-Total: Education Technology (0.1%)*							$228	$593

Finance and Insurance (7)
Continuity, Inc.	Warrant	January 16, 2020	March 29, 2026	Preferred Series C	1,588,806	$0.25	$21	$17

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$839

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Preferred Series B	250,268	$1.32	$147	$1,412
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	908
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	605
Total Petal Card, Inc.							656	2,925

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$1

ZenDrive, Inc.	Warrant⁽¹⁴⁾	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$55

Sub-Total: Finance and Insurance (0.4%)*							$1,228	$3,837

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price		Cost	Fair Value (6)
Warrant Investments, Continued

Food and Agriculture Technologies (7)
Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08		$410	$1,419
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24		160	594
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01		617	518
Total Bowery Farming, Inc.								1,187	2,531

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27		$106	$431

Gobble, Inc.	Warrant	January 16, 2020	May 9, 2028	Common Stock	74,635	$1.20		$73	$101
	Warrant	January 16, 2020	December 27, 2029	Common Stock	10,000	$1.22		617	754
Total Gobble, Inc.								690	855

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10		$115	$568

Robotany, Inc.	Warrant	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26		$127	$73

PSB Holdings, Inc. (f/k/a Sun Basket, Inc)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47		$111	$1,172
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17		546	81
Total PSB Holdings, Inc. (f/k/a Sun Basket, Inc)								657	1,253

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49		$68	$337

Sub-Total: Food and Agriculture Technologies (0.6%)*								$2,950	$6,048

Green Technology (7)

Bolb, Inc.	Warrant⁽¹⁴⁾	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07		$35	$34

Edeniq, Inc.	Warrant⁽¹¹⁾	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22		$—	$2
	Warrant⁽¹¹⁾	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01		—	5
	Warrant⁽¹¹⁾	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44		—	—
	Warrant⁽¹¹⁾	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01		—	12
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01		7	34
Total Edeniq, Inc. (22)								7	53

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31		$9	$2,137

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15		$284	$534
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15		226	310
Total Mainspring Energy, Inc.								510	844

RTS Holding, Inc.	Warrant⁽¹⁴⁾	December 10, 2021	December 10, 2031	Preferred Series C	3,857	$205.28		$153	$153

Sub-Total: Green Technology (0.3%)*								$714	$3,221

Healthcare (7)
Exer Holdings, LLC	Warrant⁽¹⁴⁾	November 19, 2021	November 19, 2031	Common Stock	281	$479.25	(21)	$93	$92

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89		$71	$1,840
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89		391	333
Total Hospitalists Now, Inc.								462	2,173

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76		$177	$674
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76		258	701
Total Lark Technologies, Inc.								435	1,375

Sub-Total: Healthcare (0.4%)*								$990	$3,640

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments, Continued

Human Resource Technology (7)
Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	16,956		$2.79		$96	$96

Sub-Total: Human Resource Technology (0.0%)*									$96	$96

Industrials (7)
SBG Labs, Inc.	Warrant	January 16, 2020	July 29, 2023	Preferred Series A-1	42,857		$0.70		$13	$—
	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714		$0.70		8	—
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492		$0.70		7	—
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155		$0.70		4	—
	Warrant	January 16, 2020	October 10, 2023	Preferred Series A-1	11,150		$0.70		4	—
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145		$0.70		4	—
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085		$0.70		2	—
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857		$0.70		110	—
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000		$0.70		65	—
Total SBG Labs, Inc.									217	—

Sub-Total: Industrials (0.0%)*									$217	$—

Industrials, Continued (7)

Life Sciences (7)
Greenlight Biosciences Inc.	Warrant⁽¹⁴⁾	March 29, 2021	March 29, 2031	Common Stock	219,839		$0.82		$139	$857

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263		$1.90		$44	$46
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842		$1.90		36	31
	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2021	Preferred Series C	322,251		$3.24		118	118
Total Pendulum Therapeutics, Inc.									198	195

Zosano Pharma Corporation	Warrant (9)	January 16, 2020	September 25, 2025	Common Stock	75,000		$3.59		$69	$17

Sub-Total: Life Sciences (0.1%)*									$406	$1,069

Marketing, Media, and Entertainment (7)

Figg, Inc.	Warrant⁽¹¹⁾	January 16, 2020	March 31, 2028	Common Stock	935,198		$0.10		$—	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147		$1.14		$282	$477

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219		$220.82		$34	$—

PebblePost, Inc.	Warrant⁽¹⁴⁾	May 7, 2021	May 7, 2031	Common Stock	657,343		$0.75		$68	$379

Sub-Total: Marketing, Media, and Entertainment (0.1%)*									$384	$856

Real Estate Technology (7)
BoardRE, Inc.	Warrant⁽¹⁴⁾	October 15, 2021	October 15, 2031	Common Stock	105,347		$1.94		$9	$8

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Preferred Series B	87,955		$8.53		$209	$458
	Warrant	November 10, 2021	November 10, 2031	Common Stock	148,730	(21)	$7.74	(21)	$265	$557
Total Knockaway, Inc.									474	1,015

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735		$0.29		$20	$283
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860		$0.29		34	273
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135		$1.04		148	174
Total Maxwell Financial Labs, Inc.									202	730

Sub-Total: Real Estate Technology (0.2%)*									$685	$1,753

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments, Continued
SaaS (7)
Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233		$1.09		$41	$240
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000		$1.09		9	54
Total Crowdtap, Inc.									50	294

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000		$0.21		$83	$21
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000		$0.21		83	14
Total Gtxcel, Inc.									166	35

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435		$0.77		$805	$2,302

RapidMiner, Inc.	Warrant	January 16, 2020	March 25, 2029	Preferred Series C-1	11,624		$60.22		$528	$18

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678		$4.17		$99	$656
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195		$4.17		54	327
Total Reciprocity, Inc.									153	983

Resilinc, Inc.	Warrant	January 16, 2020	December 15, 2025	Preferred Series A	589,275		$0.51		$40	$—

Utility Associates, Inc.	Warrant	January 16, 2020	June 30, 2025	Preferred Series A	92,511		$4.54		$55	$—
	Warrant	January 16, 2020	May 1, 2026	Preferred Series A	60,000		$4.54		36	—
	Warrant	January 16, 2020	May 22, 2027	Preferred Series A	200,000		$4.54		120	—
Total Utility Associates, Inc.									211	—

Sub-Total: SaaS (0.4%)*									$1,953	$3,632

Space Technology (7)
Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$121	$146
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	37
Total Axiom Space, Inc.									160	183

Sub-Total: Space Technology (0.0%)*									$160	$183

Transportation Technology (7)
NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Series A	167,543	(21)	$2.62	(21)	$35	$80

Sub-Total: Transportation Technology (0.0%)*									$35	$80

Total: Warrant Investments (3.9%)* (13)									$14,885	$36,770

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments
Connectivity (7)
Vertical Communications, Inc.	Equity⁽¹¹⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	3,725
Total Vertical Communications, Inc. (22)					3,966	3,725

Sub-Total: Connectivity (0.4%)*					$3,966	$3,725

Construction Technology (7)
Project Frog, Inc.	Equity	January 16, 2020	4,383,173	Preferred Series AA-1⁽¹⁷⁾	$351	$—
	Equity	January 16, 2020	3,401,427	Preferred Series BB⁽¹⁷⁾	1,333	—
	Equity	August 3, 2021	6,634,061	Common Stock	1,684	—
	Equity	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	426
Total Project Frog, Inc. (22)					4,621	426

Sub-Total: Construction Technology (0.0%)*					$4,621	$426

Consumer Products & Services (7)
Fernished, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$500

Portofino Labs, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$500

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021	3,321	Preferred Series B-1⁽¹⁷⁾	$500	$493

Sub-Total: Consumer Products & Services (0.2%)*					$1,500	$1,493

Finance and Insurance (7)
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$391	$—

Sub-Total: Finance and Insurance (0.0%)*					$391	$—
Food and Agriculture Technologies (7)
Emergy, Inc.	Equity	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$507

Sub-Total: Food and Agriculture Technologies (0.1%)*					$500	$507

Green Technology (7)
Edeniq, Inc.	Equity⁽¹¹⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$19
	Equity⁽¹¹⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	34
	Equity⁽¹¹⁾	November 29, 2021	133,766,138	Preferred Series D⁽¹⁷⁾	—	343
Total Edeniq, Inc. (22)					—	396

Lucid Motors, Inc.	Equity (9)	July 26, 2021	1,867,973	Common Stock	$8,560	$67,620

Sub-Total: Green Technology (7.3%)*					$8,560	$68,016

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments, Continued
Healthcare (7)

FemTec, Inc. (22)	Equity	July 22, 2021	1,098,093	Common Stock	$13,046	$12,369

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$461

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity	January 16, 2020	$2,870	Convertible Note⁽¹⁶⁾	2,919	903
Total WorkWell Prevention & Care Inc. (22)					6,420	903

Sub-Total: Healthcare (1.5%)*					$19,966	$13,733

Marketing, Media, and Entertainment (7)
Store Intelligence, Inc. (22)	Equity	May 2, 2020	1,430,000	Preferred Series A⁽¹⁷⁾	$608	$—

Sub-Total: Marketing, Media, and Entertainment (0.0%)*					$608	$—

Real Estate Technology (7)
Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$499

Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$509

Sub-Total: Real Estate Technology (0.1%)*					$1,000	$1,008

SaaS (7)
Matterport, Inc.	Equity (9)	July 23, 2021	571,941	Common Stock	$434	$11,324

Sub-Total: SaaS (1.2%)*					$434	$11,324

Space Technology (7)

Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	$500	Convertible Note⁽¹⁶⁾	$500	$500

Sub-Total: Space Technology (0.1%)*					$500	$500

Total: Equity Investments (10.7%)* (13)					$42,046	$100,732

Total Investment in Securities (93.2%)*					$797,856	$873,470

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$43,428	$43,428
Other cash accounts					3,314	3,314
Cash, Cash Equivalents, and Restricted Cash (5.0%)*					46,742	46,742

Total Portfolio Investments and Cash and Cash Equivalents (98.2% of net assets)					$844,598	$920,212

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
(7)
Where appropriate, certain current year industry classifications may have been revised to more precisely reflect the business of the Company's investments. Further, prior year classifications have been revised in a consistent manner with the current year.

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

Trinity Capital is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Trinity Capital has elected to be treated, currently qualifies, and intends to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

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

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6, 10 and 12 of Regulation S-X. As an investment company, the Company follows accounting and reporting guidance determined by the Financial Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

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

On January 16, 2020, Trinity Capital completed a private offering of shares of its common stock (the “Private Common Stock Offering”) pursuant to which it issued and sold 8,333,333 shares of its common stock for total aggregate gross proceeds of approximately $125.0 million, inclusive of an over-allotment option that was exercised in full on January 29, 2020. Concurrent with the initial closing of the Private Common Stock Offering, the Company completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”), pursuant to which it issued and sold $125.0 million in aggregate principal amount of the Company’s unsecured 7.00% Notes due 2025 (the “2025 Notes”), inclusive of the over-allotment option that was exercised in full on January 29, 2020. Immediately following the consummation of the Private Offerings, the Company acquired the Legacy Funds and all of their respective assets, including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, through the Formation Transactions. A portion of the proceeds from the Private Offerings was used to complete these transactions.

In the Formation Transactions, the Legacy Funds were merged with and into Trinity Capital, and Trinity Capital issued 9,183,185 shares of its common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners and managers of the Legacy Funds (the “Legacy Investors”), to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio.

As part of the Formation Transactions, Trinity Capital also acquired 100% of the equity interests of Trinity Capital Holdings for an aggregate purchase price of $10.0 million, which was comprised of 533,332 shares of its common stock, totaling approximately $8.0 million, and approximately $2.0 million in cash. In connection with the acquisition of such equity interests, Trinity Capital also assumed a $3.5 million severance related liability with respect to a former member of certain general partners of certain Legacy Funds. As a result of the Formation Transactions, Trinity Capital Holdings became a wholly owned subsidiary of the Company. The total merger consideration of Trinity Capital Holdings and the Legacy Funds of approximately $246.4 million exceeded the fair value of the net assets acquired as of the acquisition date, and as a result, the Company included a loss of approximately $2.1 million in Costs related to the acquisition of Trinity Capital Holdings and the Legacy Funds in the Consolidated Statements of Operations. During the year ended December 31, 2020, upon filing the final tax returns for the Legacy Funds, the Company reversed approximately $0.4 million of accrued liabilities assumed related to expected tax expense of the Legacy Funds. Approximately $13.5 million (consisting of the aggregate purchase price and severance related liability assumed) was expensed to costs related to the acquisition of Trinity Capital Holdings and the Legacy Funds in the Consolidated Statements of Operations.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a $300 million credit agreement with Credit Suisse AG (the “Credit Suisse Credit Facility”) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a $350 million credit agreement, as amended, with KeyBank National Association (“KeyBank”) (such credit facility, the “KeyBank Credit Facility”). TF1 and TCF are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1 or TCF are not available to creditors of the Company or any other entity other than TF1's or TCF’s respective lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

In accordance with Rule 10‑01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are two significance tests utilized per Rule 1‑02(w) of Regulation S-X to determine if any of the Company’s Control Investments (as defined in “Note 2 - Summary of Significant Accounting Policies”) are considered significant subsidiaries: the investment test and the income test. As of December 31, 2022 and December 31, 2021, the Company had no single investment that met either of these two tests.

i40, LLC

On December 5, 2022, the Company entered into an agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage a newly formed joint venture named i40, LLC (the “JV”). The JV will invest in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The Company and the JV Partner have committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and common equity to the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by a board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV’s common equity.

The JV is intended to allow the Company to participate in larger venture capital-backed growth stage company investment transactions and maintain a diversified investment portfolio. To achieve these goals, the Company has agreed to offer the JV the opportunity to purchase up to 40% in dollar amount, but not less than 25% in dollar amount, of the entire amount of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on June 5, 2026. The JV is required to pay the Company a fee equal to 100 basis points of the total principal amount of each loan or equipment financing advance acquired by the JV from the Company, with 50% of the fee for each such particular loan or advance payable by the JV to the Company within two business days of the date of such acquisition or advance and the remaining 50% payable in equal monthly installments over 24 months following the date of such acquisition or advance. In addition, the JV shall pay the Company an administrative agent fee equal to 75 basis points of the daily average aggregate value of the Company's outstanding loans and equipment financings. As of December 31, 2022, the JV had not called any capital from its members or made any investments.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ materially from these estimates.

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

The SEC recently adopted Rule 2a-5 under the 1940 Act ("Rule 2a-5"), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company's Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged independent valuation firms to provide the Company with valuation assistance with respect to its investments on a discretionary basis. Specifically, on a quarterly basis, the Company identifies portfolio investments with respect to which an independent valuation firm assists in valuing such investments. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Given the nature of lending to venture capital-backed growth-stage companies, 99.9%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Debt Securities

The debt securities identified on the Consolidated Schedule of Investments are secured loans and equipment financings made to growth-stage companies. For portfolio investments in debt securities for which the Company has determined that third-party quotes or other independent pricing are not available, the Company generally estimates the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using an income approach.

In its application of the income approach to determine the fair value of debt securities, the Company bases its assessment of fair value on projections of the discounted future free cash flows that the security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the security, as set forth in the associated loan and equipment financing agreements, as well as market yields and the financial position and credit risk of the portfolio company (the “Hypothetical Market Yield Method”). The discount rate applied to the future cash flows of the security is based on the calibrated yield implied by the terms of the Company’s investment adjusted for changes in market yields and performance of the subject company. The Company’s estimate of the expected repayment date of its loans and equipment financings securities is either the maturity date of the instrument or the anticipated pre-payment date, depending on the facts and circumstances. The Hypothetical Market Yield Method also considers changes in leverage levels, credit quality, portfolio company performance, market yield movements, and other factors. If there is deterioration in credit quality or if a security is in workout status, the Company may consider other factors in determining the fair value of the security, including, but not limited to, the value attributable to the security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Equity Securities and Warrants

Often the Company is issued warrants by issuers as yield enhancements. These warrants are recorded as assets at estimated fair value on the grant date. The Company determines the cost basis of the warrants or other equity securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity securities received. Depending on the facts and circumstances, the Company generally utilizes a combination of one or several forms of the market approach and contingent claim analyses (a form of option analysis) to estimate the fair value of the securities as of the measurement date and determines the cost basis using a relative fair value methodology. As part of its application of the market approach, the Company estimates the enterprise value of a portfolio company utilizing customary pricing multiples, based on the development stage of the underlying issuers, or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations that are assessed to be indicative of fair value of the respective portfolio company. If appropriate, based on the facts and circumstances, the Company performs an allocation of the enterprise value to the equity securities utilizing a contingent claim analysis and/or other waterfall calculation by which it allocates the enterprise value across the portfolio company’s securities in order of their preference relative to one another.

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of the Company’s financial instruments, consisting of cash, investments, receivables, payables, and other liabilities, approximate the fair values of such items due to the short-term nature of these instruments. Refer to “Note 4 – Fair Value of Financial Instruments” for further discussion.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of December 31, 2022 and December 31, 2021, cash, cash equivalents and restricted cash consisted of $10.6 million and $46.7 million, respectively, of which $5.6 million and $43.4 million, respectively, is held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of December 31, 2022, the Company did not have any restricted cash. As of December 31, 2021, restricted cash consisted of approximately $15.1 million related to the Credit Suisse Credit Facility covenants (See “Note 5 – Borrowings”). In conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on the Company's cash thereunder expired.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2022, and December 31, 2021, there were no material past due escrow receivables. The escrow receivable balance as of December 31, 2022, and December 31, 2021 totaled $2.4 and $4.2 million, respectively, and was measured at fair value and held in accordance with ASC 820.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term

(“EOT”) fee. EOT fees to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of December 31, 2022, and December 31, 2021, the EOT payments receivable of approximately $59.9 million and $46.7 million, respectively, is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT fees is recognized as interest income.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $0.3 million in PIK interest income during the year ended December 31, 2022, and $0.2 million in PIK interest income during the year ended December 31, 2021.

Income related to application or origination payments, including facility commitment fees, net of related expenses and generally collected in advance, are amortized into interest income over the contractual life of the loan. The Company recognizes nonrecurring fees and additional OID and EOT fees received in consideration for contract modifications commencing in the quarter relating to the specific modification.

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

As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7% of the fair value of the Company’s debt investment portfolio. As of December 31, 2021, loans to two portfolio companies were on non-accrual status with a total cost of approximately $12.9 million, and a total fair value of approximately $5.1 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

Net Realized Gains / (Losses)

Realized gains / (losses) are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net proceeds exclude any prepayment penalties, exit fees, and OID and EOT acceleration. Prepayment penalties and exit fees received at the time of sale or redemption are included in fee income on the Consolidated Statements of Operations. OID and EOT acceleration is included in interest income on the Consolidated Statements of Operations.

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

Income Taxes

The Company has elected to be treated, currently qualifies, and to intends to continue to qualify annually as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Company generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at corporate rates on any retained amounts.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of December 31, 2022 and December 31, 2021. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Distributions

Distributions to common stockholders are recorded on the record date. The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders.

Note 3. Investments

The Company provides debt, including loans and equipment financings, to growth-stage companies, including venture capital-backed companies and companies with institutional equity investors, primarily in the United States. The Company’s investment strategy includes making investments consisting primarily of term loans and equipment financings, and, to a lesser extent, working capital loans, equity, and equity-related investments. In addition, the Company may obtain warrants or contingent exit fees at funding from many of its portfolio companies.

Debt Securities

The Company’s debt securities primarily consist of direct investments in interest-bearing secured loans and equipment financings to privately held companies based in the United States (collectively "Debt"). Secured loans are generally secured by a blanket first lien or a blanket second lien on the assets of the portfolio company. Equipment financings typically include a specific asset lien on mission-critical assets as well as a second lien on the assets of the portfolio company. These debt securities typically have a term of between three and five years from the original investment date. Certain of the debt securities are “covenant-lite” loans, which generally are loans that do not have a complete set of financial maintenance covenants and have covenants that are incurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower rather than by a deterioration in the borrower’s financial condition. The equipment financings in the investment portfolio generally have fixed interest rates. The loans in the investment portfolio generally have fixed interest rates or floating interest rates subject to interest rate floors. Both equipment financings and loans generally include an EOT payment.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Green Technology	$142,931	12.3%	$152,117	14.0%	$79,760	10.0%	$147,002	16.7%
Finance and Insurance	113,645	9.9%	114,131	10.4%	72,443	9.1%	75,205	8.6%
Food and Agriculture Technologies	101,279	8.8%	101,947	9.3%	75,269	9.4%	78,296	9.0%
Real Estate Technology	102,171	8.9%	95,871	8.8%	64,069	8.0%	65,381	7.5%
Space Technology	71,476	6.2%	71,607	6.5%	30,479	3.8%	30,698	3.5%
Life Sciences	71,664	6.2%	71,457	6.5%	22,991	2.9%	23,567	2.7%
Consumer Products & Services	71,811	6.2%	70,129	6.4%	76,190	9.5%	75,935	8.7%
Marketing, Media, and Entertainment	61,013	5.3%	60,443	5.5%	63,472	8.0%	54,642	6.3%
Healthcare	88,421	7.7%	58,098	5.3%	82,933	10.4%	78,742	9.0%
Automation & Internet of Things	54,178	4.7%	54,795	5.0%	54,122	6.8%	61,225	7.0%
Digital Assets Technology and Services	60,704	5.3%	44,842	4.1%	49,300	6.2%	49,326	5.6%
Human Resource Technology	40,678	3.5%	41,226	3.8%	4,998	0.6%	4,998	0.6%
Connectivity	36,099	3.1%	33,680	3.1%	37,677	4.7%	35,574	4.1%
Transportation Technology	31,338	2.7%	29,874	2.7%	11,959	1.5%	12,004	1.4%
SaaS	29,302	2.5%	29,342	2.7%	27,771	3.5%	40,487	4.6%
Industrials	24,296	2.1%	23,363	2.1%	217	0.0%	—	0.0%
Construction Technology	23,731	2.1%	19,609	1.8%	25,960	3.3%	21,576	2.5%
Education Technology	18,962	1.6%	14,334	1.3%	18,246	2.3%	18,812	2.2%
Supply Chain Technology	9,885	0.9%	7,521	0.7%	—	—	—	—
Total	$1,153,584	100.0%	$1,094,386	100.0%	$797,856	100.0%	$873,470	100.0%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$454,226	39.3%	$441,602	40.3%	$370,791	46.5%	$442,659	50.7%
Northeast	321,980	27.9%	310,322	28.4%	210,302	26.4%	213,823	24.5%
Mountain	122,862	10.7%	122,139	11.2%	65,223	8.2%	70,886	8.1%
South	103,244	8.9%	79,018	7.2%	60,455	7.6%	61,166	7.0%
Midwest	58,284	5.1%	50,636	4.6%	29,825	3.7%	23,958	2.7%
Southeast	11,290	1.0%	11,144	1.0%	1,125	0.1%	768	0.1%
International:
Canada	52,406	4.5%	50,289	4.6%	60,135	7.5%	60,210	6.9%
Western Europe	29,292	2.6%	29,236	2.7%	—	—	—	—
Total	$1,153,584	100.0%	$1,094,386	100.0%	$797,856	100.0%	$873,470	100.0%

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022				December 31, 2021
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$827,377	71.7%	$802,851	73.3%	$557,627	69.8%	$551,894	63.2%
Equipment Financing	266,139	23.1%	245,978	22.5%	183,298	23.0%	184,074	21.1%
Warrants	21,282	1.8%	31,724	2.9%	14,885	1.9%	36,770	4.2%
Equity	38,786	3.4%	13,833	1.3%	42,046	5.3%	100,732	11.5%
Total	$1,153,584	100.0%	$1,094,386	100.0%	$797,856	100.0%	$873,470	100.0%

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

The Company’s investments are generally comprised of securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

The Company’s investments consist of growth-stage companies, many of which have relatively limited operating histories and may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the debt.

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of December 31, 2022 and December 31, 2021, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2022 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$802,851	$802,851
Equipment Financings	—	—	245,978	245,978
Warrants	—	735	30,989	31,724
Equity	588	—	13,245	13,833
Total Investments at fair value	588	735	1,093,063	1,094,386
Escrow Receivable (1)	—	—	2,441	2,441
Cash, cash equivalents and restricted cash	10,612	—	—	10,612
Total	$11,200	$735	$1,095,504	$1,107,439

(1)
Escrow receivable is included in other assets on the Consolidated Statements of Assets and Liabilities.

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

(1)
Escrow receivable is included in other assets on the Consolidated Statements of Assets and Liabilities.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of December 31, 2022.

	Fair Value as of
	December 31, 2022	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$872,022	Discounted Cash Flows	Hypothetical Market Yield	11.7% - 28.5%	17.4%

	156,281	Originated within the past three months	Origination Market Yield	9.0% - 15.5%	13.2%

	2,688	Transactions Precedent(6)	Transaction Price	n/a	n/a

	17,838	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 80.0%	n/a

Equity investments	12,651	Market Approach	Revenue Multiple Only (3)	0.9x - 8.0x	2.0	x
			Revenue Multiple (3)	0.4x - 5.9x	1.2	x
			Volatility (5)	45.1% - 102.2%	66.8%
			Risk-Free Interest Rate	2.9% - 4.2%	3.2%
			Estimated Time to Exit (in years)	1.9 - 4.8	3.0

	594	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	20.0% - 80.0%	n/a

Warrants	30,442	Market Approach	Revenue Multiple Only (3)	0.4x - 3.2x	2.2	x
			Revenue Multiple (3)	0.2x - 8.5x	1.8	x
			Company Specific Adjustment (4)	18.7% - 30.0%	28.3%
			Volatility (5)	33.3% - 98.0%	51.8%
			Risk-Free Interest Rate	0.5% - 4.5%	2.7%
			Estimated Time to Exit (in years)	0.1 - 5.0	2.3

	547	Black Scholes Option Pricing Model	Volatility (5)	n/a	65.4%
			Discount for Lack of Marketability (8)	n/a	24.6%
			Risk-Free Interest Rate	n/a	4.1%
			Estimated Time to Exit (in years)	n/a	3.7

Total Level 3 Investments	$1,093,063

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger or acquisition events near the measurement date.
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

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger or acquisition events near the measurement date.
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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivable portfolio investments for the year ended December 31, 2022 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2021	$735,968	$21,788	$36,753	$4,152	$798,661
Purchases, net of deferred fees	612,294	4,800	9,117	—	626,211
Non-cash conversion(2)	—	537	(7,225)	—	(6,688)
Transfers out of Level 3 (1)	—	—	(1,061)	—	(1,061)
Proceeds from sales and paydowns	(273,787)	(663)	(981)	(1,711)	(277,142)
Accretion of OID, EOT, and PIK payments	32,220	—	—	—	32,220
Net realized gain/(loss)	(18,135)	(676)	(557)	—	(19,368)
Change in unrealized appreciation/(depreciation)	(39,731)	(12,541)	(5,057)	—	(57,329)
Fair Value as of December 31, 2022	$1,048,829	$13,245	$30,989	$2,441	$1,095,504

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2022	$(47,150)	$(13,879)	$(5,649)	$—	$(66,678)

(1)
Transfers out of Level 3 during the year ended December 31, 2022 were primarily related to the exercise of warrants held in one portfolio company and the corresponding company's public offering transactions during the period. During the year ended December 31, 2022, there were no transfers into Level 3.
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

Fair Value of Financial Instruments Carried at Cost

As of December 31, 2022 and December 31, 2021, the carrying value of the KeyBank Credit Facility was approximately $187.5 million and $81.0 million, respectively. The carrying value of the KeyBank Credit Facility as of December 31, 2022 and December 31, 2021 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of December 31, 2022 and December 31, 2021, the carrying value of the 7.00% Notes due 2025 (the “2025 Notes”) was approximately $178.6 million and $121.4 million, respectively, net of unamortized deferred financing costs of $3.9 million and $3.6 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of December 31, 2022 was approximately $183.2 million based on the market closing price of these notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”. The fair value of the 2025 Notes as of December 31, 2021 was approximately $139.0 million, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2022 and December 31, 2021, the carrying value of the Convertible Notes was approximately $48.1 million and $47.5 million, respectively, net of unamortized deferred financing costs and discount of $1.9 million and $2.5 million, respectively. The Convertible Notes have a fixed interest rate of 6.0% as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of December 31, 2022 and December 31, 2021 was approximately $40.7 million and $55.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2022 and December 31, 2021, the carrying value of the Company’s 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $122.9 million and $122.3 million, respectively, net of unamortized deferred financing costs and discount of $2.1 million and $2.7 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of December 31, 2022, and December 31, 2021, was approximately $99.2 million and $138.4 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2022, and December 31, 2021, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.5 million, and $73.2 million, respectively, net of unamortized deferred financing fees of $1.5 million and $1.8 million, respectively. The fair value of the Company’s December 2026 Notes as of December 31, 2022 was approximately $59.6 million, which was estimated using a relative market yield approach with Level 3 inputs. The fair value of the Company’s December 2026 Notes as of December 31, 2021 was approximately $73.2 million, which was based on the recent funding.
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

As of December 31, 2021 the Company had $10.0 million in borrowings outstanding under the Credit Suisse Credit Facility. As of December 31, 2021 the Company had a borrowing availability of approximately $185.0 million. During the year ended December 31, 2021, the Company borrowed $71.0 million and made repayments of $196.0 million under the Credit Suisse Credit Facility. The Company incurred approximately $4.0 million of financing costs in connection with the Credit Suisse Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2021, there were no unamortized deferred financing costs related to the Credit Suisse Credit Facility.

On January 8, 2022, the Credit Suisse Credit Facility matured in accordance with its terms, and all outstanding indebtedness thereunder was repaid. Additionally, in conjunction with the maturity of the Credit Suisse Credit Facility on January 8, 2022, the restrictions on our cash thereunder expired.

The summary information regarding the Credit Suisse Credit Facility is as follows (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Stated interest expense	$9	$1,771
Amortization of deferred financing costs	-	2,107
Total interest and amortization of deferred financing costs	$9	$3,878

Weighted average effective interest rate	-%	7.6%
Weighted average outstanding balance	$219	$51,044

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

The KeyBank Credit Facility includes a commitment of $350.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $400.0 million. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 2.85%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

During the year ended December 31, 2022, the Company borrowed $326.0 million and made repayments of $219.5 million under the KeyBank Credit Facility. The Company incurred approximately $3.6 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2022, and December 31, 2021, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.9 million and $2.3 million, respectively. As of December 31, 2022 and December 31, 2021, the Company had a borrowing availability of approximately $162.5 million and $38.1 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Stated interest expense	$8,033	$452
Amortization of deferred financing costs	766	68
Total interest and amortization of deferred financing costs	$8,799	$520

Weighted average effective interest rate	5.9%	4.5%
Weighted average outstanding balance	$149,911	$63,864

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of December 31, 2022 and December 31, 2021, unamortized deferred financing costs related to the 2025 Notes were $3.9 million and $3.6 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Stated interest expense	$10,527	$8,750
Amortization of deferred financing costs	1,584	1,177
Total interest and amortization of deferred financing costs	$12,111	$9,927

Weighted average effective interest rate	8.0%	7.9%
Weighted average outstanding balance	$150,575	$125,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of December 31, 2022 and December 31, 2021, unamortized deferred financing costs related to the August 2026 Notes were $2.1 million and $2.7 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Stated interest expense	$5,453	$1,944
Amortization of deferred financing costs	577	192
Total interest and amortization of deferred financing costs	$6,030	$2,136

Weighted average effective interest rate	4.8%	4.8%

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of December 31, 2022 and December 31, 2021, unamortized deferred financing costs related to the December 2026 Notes were $1.5 million and $1.8 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Stated interest expense	$3,188	$142
Amortization of deferred financing costs	372	17
Total interest and amortization of deferred financing costs	$3,560	$159

Weighted average effective interest rate	4.7%	4.5%

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of December 31, 2022. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on December 30, 2022, the conversion rate changed to 72.3849 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately

$13.82 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The Convertible Notes are direct unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated, including, without limitation, the 2025 Notes, and senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Convertible Notes.

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

In January 2021, the Company early adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2020-06”), under which the accounting for convertible instruments was simplified by removing the separate accounting for embedded conversion features. As such, approximately $0.5 million was reversed out of net assets and reduced the original issue discount for the Convertible Notes.

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(1,109)	(1,480)
Original issue discount, net of accretion	(773)	(1,035)
Carrying value of Convertible Notes	$48,118	$47,485

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Stated interest expense	$3,000	$2,992
Amortization of deferred financing costs and original issue discount	639	627
Total interest and amortization of deferred financing costs and original issue discount	$3,639	$3,619

Weighted average effective interest rate	7.3%	7.2%

As of December 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture. As of December 31, 2021, the Company was in compliance with the terms of the Credit Suisse Credit Facility.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2022 and December 31, 2021 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being withdrawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of December 31, 2022 and December 31, 2021 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of December 31, 2022 and December 31, 2021 the Company had no outstanding unfunded commitments other than those disclosed in "Note 1. Organization and Basis of Presentation". The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its credit facilities) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

FASB ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified two significant operating leases for its office space in Chandler, AZ and its headquarters in Phoenix, AZ. The lease for the Chandler office commenced February 21, 2017, and expired July 31, 2022 without exercising any extension option. The lease for the Company's Phoenix, Arizona (“PHX”) headquarters commenced on July 10, 2021, and expires on December 31, 2028. The PHX lease contains two five-year extension options which, if exercised, would result in a final expiration date of December 31, 2038. As of December 31, 2022, the remaining lease term for the PHX office was 6.0 years.

The total lease expense incurred for the years ended December 31, 2022 and 2021 was approximately $0.5 million and $0.5 million, respectively. As of December 31, 2022 and December 31, 2021, the right of use asset related to the office operating leases was $2.1 million and $2.5 million, respectively, and the lease liability was $2.3 million and $2.7 million, respectively. The discount rate determined at the commencement of the PHX lease was 3.75%.

The following table shows future minimum payments under the Company’s operating leases as of December 31, 2022 (in thousands):

For the Years Ended December 31,	Total
2023	$383
2024	382
2025	386
2026	396
2027	405
Thereafter	415
Total	$2,367

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of December 31, 2022, there are no material legal matters or material litigation pending of which the Company is aware.

Note 7. Stockholders' Equity

The Company authorized 200,000,000 shares of its common stock with a par value of $0.001 per share. On September 27, 2019, the Company was initially capitalized with the issuance of 10 shares of its common stock for an aggregate purchase price of $150 to its sole stockholder.

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

ATM Program

On November 9, 2021, the Company entered into an open market sale agreement (the “2021 Sales Agreement”) with Jefferies LLC, as sales agent and/or principal thereunder, pursuant to which the Company can issue and sell, from time to time, up to $50.0 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act) (the “ATM Program”). During the year ended December 31, 2022, the Company issued and sold 176,148 shares of its common stock at a weighted-average price of $16.56 per share and raised $2.9 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program. During the year ended December 31, 2021, the Company issued and sold 35,714 shares of its common stock at a weighted-average price of $16.55 per share and raised $0.6 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program. The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

Stock Repurchase Program

On November 14, 2022, the Company and its board of directors authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company's common stock (the "Repurchase Program"). Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. Unless amended or extended by the Company's board of directors, the Company expects the repurchase program to be in place until the earlier of November 11, 2023, or until $25.0 million of the Company's outstanding shares of common stock have been repurchased.

The Company's board of directors authorized the repurchase program because it believes sustained macroeconomic pressures, inflation concerns, and political uncertainty have caused the Company's common stock to be undervalued from time to time, especially relative to the Company's performance and its peers, and that such repurchases demonstrate the Company's stability and strength, including the resilience and creditworthiness of its portfolio. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended.

During the year ended December 31, 2022, the Company repurchased 185,722 of its outstanding common stock at a weighted average price of $10.77. The repurchased shares were immediately canceled and thus Trinity Capital holds no treasury stock. Under the repurchase program, the Company may, but is not obligated to, repurchase up to an additional $23.0 million of the Company's outstanding shares of common stock.

Equity Offerings

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the year ended December 31, 2022, the Company issued 187,923 shares of common stock for a total of approximately $3.0 million under the DRIP. During the year ended December 31, 2021, the Company issued 281,149 shares of common stock for a total of approximately $4.1 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
			Total	$4.62

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2022 and 2021 (dollars in thousands).

	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2022	Grant Date Fair Value	December 31, 2021	Grant Date Fair Value
Unvested as of Beginning of Period	536,552	$16.48	—	$—
Shares Granted	722,336	$17.22	581,300	$16.48
Shares Vested	(213,949)	$16.56	(44,748)	$16.48
Shares Forfeited	(3,218)	$16.85	—	$—
Unvested as of Ending of Period	1,041,721	$16.98	536,552	$16.48

Fair Value of Granted Stock	$12,442		$9,580
Compensation cost recognized	$5,747		$926

As of December 31, 2022, there was approximately $15.3 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2021, there was approximately $8.7 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.8 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2022. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2022 and 2021 (dollars in thousands).

	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2022	Grant Date Fair Value	December 31, 2021	Grant Date Fair Value
Unvested as of Beginning of Period,	6,066	$16.48	—	$—
Shares Granted	19,320	$15.53	12,132	$16.48
Shares Vested	(11,846)	$16.88	(6,066)	$16.48
Shares Forfeited	—	$—	—	$—
Unvested as of Ending of Period,	13,540	$14.77	6,066	$16.48

Fair Value of Granted Stock	$300		200
Compensation cost recognized	$236		-

As of December 31, 2022, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period. As of December 31, 2021, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2022 and 2021 (in thousands except shares and per share information):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Earnings per common share - basic
Numerator for basic earnings per share	$(30,375)	$132,320
Denominator for basic weighted average shares	31,672,089	25,980,797
Earnings/(Loss) per common share - basic	$(0.96)	$5.09
Earnings per common share - diluted
Numerator for increase in net assets per share	$(30,375)	$132,320
Adjustment for interest expense and deferred financing costs on Convertible Notes(1)	—	3,619
Numerator for diluted earnings per share	(30,375)	135,939
Denominator for basic weighted average shares	31,672,089	25,980,797
Adjustment for dilutive effect of Convertible Notes(1)	—	3,339,800
Denominator for diluted weighted average shares	31,672,089	29,320,597
Earnings/(Loss) per common share - diluted	$(0.96)	$4.64

(1)
No adjustments for interest or incremental shares were included for the year ended December 31, 2022, because the effect would be antidilutive.

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

Note 10. Income Taxes

The Company has elected to be treated, currently qualifies, and intends to continue to qualify annually as, a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Company generally will not be subject to U.S. federal income tax on these distributed amounts, but will pay U.S. federal income tax at corporate rates on any retained amounts.

The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and is generally based upon the annual earnings estimated by management of the Company. Net capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders. In the event the Company’s taxable income (including any net capital gains) for a fiscal year falls below the amount of distributions declared and paid with respect to that year, however, a portion of the total amount of those distributions may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

The following table sets for the amounts the Company reclassified for book purposes arising from permanent book to tax differences primarily related to nondeductible expenses for income tax purposes (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Additional paid-in capital	$(7,221)	$(4,053)
Distributable earnings/(accumulated loss)	7,221	4,053

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2022 and 2021 was ordinary income with no distributions made from long-term capital gain.

For the years ended December 31, 2022 and 2021, $2.4 million and $0.3 million, respectively, was recorded for U.S. federal excise tax.

As of December 31, 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of costs related to the issuance of stock-based compensation and certain loan modifications as well as ongoing differences related to the treatment of the acquisition of Trinity Capital Holdings and the Legacy Funds. As of December 31, 2022, the components of distributable earnings on a tax basis detailed above differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of costs related to the acquisition of Trinity Capital Holdings and the Legacy Funds and deferral of organizational cost.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Accumulated capital gains/(losses)	$—	$—
Other temporary differences	(19,273)	(13,411)
Undistributed ordinary income	60,102	3,235
Undistributed long-term capital gains	-	17,263
Unrealized appreciation/(depreciation)	(61,747)	70,810
Components of distributable earnings	$(20,918)	$77,897

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Tax Cost of Investments (1)	1,166,744	$849,402

	December 31, 2022	December 31, 2021
Unrealized appreciation	$27,223	$97,569
Unrealized depreciation	(88,970)	(26,759)
Net unrealized appreciation/(depreciation) from investments	$(61,747)	$70,810

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Year Ended	Year Ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Data: (1)
Net asset value, beginning of period	$16.40	$13.03	$14.97	(9)

Net investment income	2.26	1.50	1.29	(10)
Net realized and unrealized gains/(losses) on investments (2)	(3.22)	3.59	(0.81)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	—	—	(0.82)
Net increase/(decrease) in net assets resulting from operations	(0.96)	5.09	(0.34)

Offering costs	(0.12)	(0.29)	(0.58)
Effect of shares issued (3)	0.16	(0.15)	(0.02)
Equity component of convertible notes	—	(0.02)	0.03
Distributions (4)	(2.33)	(1.26)	(1.03)
Total increase/(decrease) in net assets	(3.25)	3.37	(1.94)

Net asset value, end of period	$13.15	$16.40	$13.03

Shares outstanding, end of period	34,960,672	27,229,541	18,321,274
Weighted average shares outstanding	31,672,089	25,980,797	18,092,494	(10)
Total return based on net asset value (5)	(5.6)%	35.5%	(6.1)	% (11) (12)
Total return based on market value (6)	(29.0)%	33.2%	n/a	%

Ratio/Supplemental Data:
Per share market value at end of period	$10.93	$17.58	n/a
Net assets, end of period	$459,649	$446,533	$238,748
Ratio of total expenses to average net assets	16.3%	11.6%	14.3	% (13)
Ratio of net investment income to average net assets	15.7%	10.5%	10.5	% (13)
Ratio of interest and credit facility expenses to average net assets	7.5%	5.5%	7.6	% (13)
Portfolio turnover rate(7)	33.7%	47.9%	36.5	% (11)
Asset coverage ratio (8)	174.1%	195.8%	177.0%

(1)
Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)
Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.
(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. Also includes the impact of the issuance of shares related to the equity incentive plans and accretive effect of DRIP issuance and stock offerings (issuing shares above NAV per share).
(4)
The per share data reflects the actual amount of distributions declared per share for the applicable period.
(5)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared distributions per share during the period, divided by the beginning net asset value per share.
(6)
Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends. For the year ended December 31, 2021, the beginning market value per share is based on the market price of $14.00 per share on January 29, 2021, the date of the Company’s listing on the Nasdaq Global Select Market.
(7)
Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(8)
Based on outstanding debt of $620.0 million and $466.0 million as of December 31, 2022, and 2021, respectively.
(9)
The net asset value as of January 16, 2020 (commencement of operations) is calculated based on the initial common stock purchase price of $15.00 per share less the accumulated loss of $0.03 per share from August 12, 2019 (the date of inception) through December 31, 2019.
(10)
Calculated based upon weighted average shares outstanding for the period from January 16, 2020 (commencement of operations) through December 31, 2020.
(11)
Not annualized.
(12)
Total return excluding costs related to acquisition of Trinity Capital Holdings and the Legacy Funds would have been (0.6%) for the year ended December 31, 2020.
(13)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of December 31, 2022, 2021, and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
December 31, 2022(5)	$—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
December 31, 2022	$187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
December 31, 2022	$182,500	1,741	—	$1,005.96
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
December 31, 2022	$50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
December 31, 2022	$125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
December 31, 2022	$75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Total
December 31, 2022	$620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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
(4)
Not applicable because the senior securities are not registered for public trading, with the exception of the 2025 Notes. The average market value per unit calculated for the 2025 Notes is based on the average daily price of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.
(5)
The Credit Suisse Credit Facility matured on January 8, 2022, in accordance with its terms, and all outstanding indebtedness thereunder was repaid.

Note 12. Related Party Transactions

During the years ended December 31, 2022 and 2021, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the

Company’s DRIP and the distributions declared. Additionally, in connection with the Company’s IPO, certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the years ended December 31, 2022 and 2021, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s share-based compensation plans.

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

Note 13. Recent Accounting Pronouncements

On December 21, 2022, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The ASU is effective immediately. The Company is currently evaluating its impact on the Company’s financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. The adoption of ASU 2022-03 is not expected to have a material impact on the Company’s future financial statements.

Note 14. Subsequent Events

Stock Repurchase Program

During January 2023, the Company repurchased 91,691 of its outstanding common stock at a weighted average price of $10.91. The repurchased shares were immediately canceled and thus Trinity Capital holds no treasury stock. Under the repurchase program, the Company may, but is not obligated to, repurchase up to an additional $22.0 million of the Company's outstanding shares of common stock.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report on Form 10-K does not include an attestation report of the company’s registered public accounting firm pursuant to the rules of the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Distribution reinvestment plan expenses	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—

Annual expenses (as a percentage of net assets attributable to common stock):
Operating expenses	8.65%	(4)
Interest payments on borrowed funds	7.43%	(5)
Total annual expenses	16.08%	(6)

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
(4)
Operating expenses represent the annual operating expenses of the Company and its consolidated subsidiaries for the year ended December 31, 2022. We do not have an investment adviser and are internally managed by our executive officers under the supervision of the Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and grants of options and restricted stock, if any.

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
(5)
Interest payments on borrowed funds represents our interest expense incurred for the year ended December 31, 2022 based on current borrowings outstanding under the KeyBank Credit Facility, the 2025 Notes, the Convertible Notes, the August 2026 Notes, and the December 2026 Notes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the Credit Suisse Credit Facility. The weighted average interest rate on our total debt outstanding as of December 31, 2022 was 6.2%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$139	$344	$520	$861

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of the "Company" are filed herewith:

The following exhibits are filed as part of this Annual Report on Form 10‑K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.1

Amended and Restated Registration Rights Agreement, dated December 15, 2020 (Common Stock) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2020).

4.2	Registration Rights Agreement, dated January 16, 2020 (Notes) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
4.3	Registration Rights Agreement, dated December 11, 2020 (Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2020).
4.4

Indenture, dated January 16, 2020, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

4.5

First Supplemental Indenture, dated January 16, 2020, relating to the 7.00% Notes due 2025, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

4.6	Form of 7.00% Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.5 hereto).
4.7

Second Supplemental Indenture, dated December 11, 2020, relating to the 6.00% Convertible Notes due 2025, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 14, 2020).

4.8	Form of 6.00% Convertible Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.7 hereto).
4.9

Third Supplemental Indenture, dated August 24, 2021, relating to the 4.375% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 24, 2021)

4.10	Form of 4.375% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.9 hereto).
4.11

Fourth Supplemental Indenture, dated December 15, 2021, relating to the 4.25% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 15, 2021).

4.12	Form of 4.25% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.11 hereto).
4.13	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K filed March 3, 2022)
10.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2021).
10.2

Custody and Account Agreement, dated January 8, 2020, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

10.3	Credit Agreement, dated January 8, 2020, with Credit Suisse AG (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.4

First Amendment to Credit Agreement, dated March 31, 2020, with Credit Suisse AG (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-248850) filed September 16, 2020).

10.5

Second Amendment to Credit Agreement, dated September 29, 2020, with Credit Suisse AG (incorporated by reference to Exhibit (k)(3) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-248850) filed October 19, 2020).

10.6	Sale and Contribution Agreement, dated January 8, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.7	Security Agreement, dated January 8, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.8	Servicing Agreement, dated January 8, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.9	Custodial Agreement, dated January 8, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.10

Credit Agreement, dated as of October 27, 2021, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2021).

10.11

First Amendment to Credit Agreement, dated as of December 22, 2021, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit (k)(9) to the Company’s Registration Statement on Form N-2 (File No. 333-261782) filed January 26, 2022).

10.12

Second Amendment to Credit Agreement, dated as of April 13, 2022, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2022).

10.13

Sale and Contribution Agreement, dated as of October 27, 2021, between the Company and TrinCap

Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 1, 2021).

10.14

Underwriting Agreement, dated April 5, 2022, by among Trinity Capital Inc., on the one hand, and Keefe, Bruyette & Woods, Inc., Wells Fargo Securities, LLC and UBS Investment Bank, on the other hand, as representatives of the several underwriters named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.15	Underwriting Agreement, dated July 19, 2022, by and between Trinity Capital Inc. and Keefe, Bruyette & Woods, Inc. and UBS Securities, LLC as representative of the several underwriters named in

Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 22, 2022).
10.16

Underwriting Agreement, dated August 15, 2022, by among Trinity Capital Inc., on the one hand, and Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC, on the other hand, as representatives of the several underwriters named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2022).

10.17#

Employment Offer Letter, dated January 16, 2020, by and between the Company and Steven L. Brown (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

10.18#

Employment Offer Letter, dated January 16, 2020, by and between the Company and Kyle Brown (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

10.19#

Employment Offer Letter, dated January 16, 2020, by and between the Company and Gerald Harder (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

10.20#	2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).
10.21#

Form of Restricted Stock Agreement (2019 Trinity Capital Inc. Long Term Incentive Plan) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed September 14, 2021).

10.22#	Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 23, 2021).
10.23#

Form of Restricted Stock Agreement (Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed September 14, 2021).

10.24	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.25	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.26

Transfer Agency Agreement and Registrar Services Agreement, dated November 1, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

10.27

Open Market Sale Agreement, dated November 9, 2021, by and between Trinity Capital Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021).

21.1	List of Subsidiaries
Trinity Capital Holdings, LLC (Delaware)
Trinity Funding 1, LLC (Delaware)
TrinCap Funding, LLC (Delaware)
23.1*	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature pages herin)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

# Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: March 2, 2023	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Steven L. Brown, David Lund and Sarah Stanton, and each of them, such person’s true and lawful attorney-in-act and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitutes, may lawfully do or cause to be done hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 2, 2023.

/s/ Steven L. Brown	/s/ David Lund
Steven L. Brown	David Lund
Chairman and Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Kyle Brown	/s/ Michael E. Zacharia
Kyle Brown	Michael E. Zacharia
President and Chief Investment Officer, and Director	Director

/s/ Irma Lockridge	/s/ Richard Hamada
Irma Lockridge	Richard Hamada
Director	Director

/s/ Ronald E. Estes
Ronald E. Estes
Director