Form 10-Q
period 2023-03-31
Trinity Capital Inc.
filed 2023-05-04
CIK 1786108

recw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 3, 2023, the registrant had 35,969,419 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $44,096 and $43,375, respectively)	$38,442	$37,313
Affiliate investments (cost of $28,580 and $28,580, respectively)	7,688	1,528
Non-Control / Non-Affiliate investments (cost of $1,074,533 and $1,081,629, respectively)	1,045,401	1,055,545
Total investments (cost of $1,147,209 and $1,153,584, respectively)	1,091,531	1,094,386
Cash and cash equivalents	8,344	10,612
Interest receivable	10,450	9,971
Deferred credit facility costs	2,713	2,903
Other assets	10,264	8,567
Total assets	$1,123,302	$1,126,439

LIABILITIES
KeyBank Credit Facility	$183,500	$187,500
2025 Notes, net of $3,465 and $3,948, respectively, of unamortized deferred financing costs	179,035	178,552
August 2026 Notes, net of $1,959 and $2,103, respectively, of unamortized deferred financing costs	123,041	122,897
December 2026 Notes, net of $1,381 and $1,474, respectively, of unamortized deferred financing costs	73,619	73,526
Convertible Notes, net of $1,722 and $1,882, respectively, of unamortized deferred financing costs and discount	48,278	48,118
Distribution payable	16,885	21,326
Security deposits	15,277	15,100
Accounts payable, accrued expenses and other liabilities	13,997	19,771
Total liabilities	653,632	666,790

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 35,925,764 and 34,960,672 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	36	35
Paid-in capital in excess of par	484,951	480,532
Distributable earnings/(accumulated deficit)	(15,317)	(20,918)
Total net assets	469,670	459,649
Total liabilities and net assets	$1,123,302	$1,126,439
NET ASSET VALUE PER SHARE	$13.07	$13.15

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
INVESTMENT INCOME:
Interest income:
Control investments	$1,116	$1,373
Affiliate investments	34	428
Non-Control / Non-Affiliate investments	39,381	26,605
Total interest income	40,531	28,406
Fee income:
Affiliate investments	453	—
Non-Control / Non-Affiliate investments	554	3,439
Total fee income	1,007	3,439
Total investment income	41,538	31,845

EXPENSES:
Interest expense and other debt financing costs	11,081	6,798
Compensation and benefits	7,617	6,455
Professional fees	1,417	832
General and administrative	1,495	1,477
Total expenses	21,610	15,562

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	19,928	16,283

Excise tax expense	597	674

NET INVESTMENT INCOME	19,331	15,609

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Non-Control / Non-Affiliate investments	(365)	52,644
Net realized gain/(loss) from investments	(365)	52,644

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	408	(4,331)
Affiliate investments	976	(3,264)
Non-Control / Non-Affiliate investments	2,136	(69,723)
Net change in unrealized appreciation/(depreciation) from investments	3,520	(77,318)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$22,486	$(9,065)

NET INVESTMENT INCOME PER SHARE - BASIC	$0.55	$0.57
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.52	$0.54

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.64	$(0.33)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED(1)	$0.60	$(0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	35,074,076	27,416,943
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	38,740,871	30,768,333

(1) For the three months ended March 31, 2022, the impact of the hypothetical conversion of Convertible Notes was antidilutive (see Note 9).

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2022	34,960,672	$35	$480,532	$(20,918)	$459,649
Issuance of common stock pursuant to distribution reinvestment plan	54,185	—	663	—	663
Stock-based compensation	—	—	1,765	—	1,765
Issuance of restricted stock awards	783,100	1	(1)	—	—
Issuance of common stock under ATM program, net of issuance costs	302,980	—	4,048	—	4,048
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)	—	(1,003)
Retired and forfeited shares of restricted stock	(83,482)	—	(1,053)	—	(1,053)
Distributions to stockholders	—	—	—	(16,885)	(16,885)
Net increase/(decrease) in net assets resulting from operations	—	—	—	22,486	22,486
Balance as of March 31, 2023	35,925,764	36	484,951	(15,317)	469,670

Three Months Ended March 31, 2022:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2021	27,229,541	$27	$368,609	$77,897	$446,533
Issuance of common stock pursuant to distribution reinvestment plan	59,534	—	1,053	—	1,053
Stock-based compensation	—	—	911	—	911
Issuance of restricted stock awards	704,723	1	(1)	—	—
Retired and forfeited shares of restricted stock	(10,956)	—	(2)	—	(2)
Distributions to stockholders	—	—	—	(15,389)	(15,389)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(9,065)	(9,065)
Balance as of March 31, 2022	27,982,842	$28	$370,570	$53,443	$424,041

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$22,486	$(9,065)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(70,080)	(221,179)
Proceeds from sales and paydowns of investments	82,795	158,775
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	(3,520)	77,318
Net realized gain/(loss) from investments	365	(52,644)
Accretion of original issue discounts and end of term payments on investments	(6,684)	(8,148)
Amortization of deferred financing costs	1,070	808
Stock-based compensation	1,765	911
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(500)	(931)
(Increase)/Decrease in receivable from sale of investments	—	1,710
(Increase)/Decrease in other assets	(1,354)	(1,960)
Increase/(Decrease) in security deposits	177	709
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(5,774)	1,330
Net cash provided by/(used in) operating activities	20,746	(52,366)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(343)	60
Net cash provided by/(used in) investing activities	(343)	60

Cash flows provided by/(used in) financing activities
Issuance of common stock	4,156	—
Common stock issuance costs	(108)	—
Stock repurchase and cancellation of shares net of costs	(1,003)	—
Retirement of employee shares	(1,053)	(2)
Cash distributions paid	(20,663)	(8,750)
Borrowings under Credit Facilities	54,000	68,000
Repayments under Credit Facilities	(58,000)	(25,000)
Net cash provided by/(used in) financing activities	(22,671)	34,248

Net increase/(decrease) in cash, cash equivalents	(2,268)	(18,058)
Cash, cash equivalents at beginning of period	10,612	46,742
Cash, cash equivalents at end of period	$8,344	$28,684

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$9,580	$5,603
Non-cash settlement of investments	$21	$—
Accrued but unpaid distributions	$16,885	$15,389
Distributions reinvested	$663	$1,053
Income tax, including excise tax, paid	$2,304	$310

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Automation & Internet of Things
Ambient Photonics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$3,511	$3,558	$3,598
	Secured Loan⁽¹⁴⁾	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	4,104	4,124	4,147
	Secured Loan⁽¹⁴⁾	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	675	676	676
Total Ambient Photonics, Inc.					$8,290	$8,358	$8,421

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$10,289	$10,434	$10,372
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,326	7,399	7,351
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	7,005	6,940
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,000	5,042	4,991
Total Rigetti & Co, Inc.					29,615	29,880	29,654

Stratifyd, Inc.	Secured Loan	September 3, 2021	January 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$5,734	$5,805	$5,775

Sub-total: Automation & Internet of Things (3.9%)*					$43,639	$44,043	$43,850

Connectivity

Vertical Communications, Inc.(21)	Secured Loan⁽¹⁴⁾	August 23, 2021	March 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8% ⁽⁸⁾	$13,300	$15,660	$15,659

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,156	$13,532

Sub-total: Connectivity (2.6%)*					$28,300	$30,816	$29,191

Construction Technology

EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$583	$886	$886
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	187	228	228
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	591	721	722
Total EquipmentShare, Inc.					1,361	1,835	1,836

Sub-total: Construction Technology (0.2%)*					$1,361	$1,835	$1,836

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Consumer Products & Services
Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$394	$428	$392
	Equipment Financing⁽¹⁴⁾	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	594	630	572
	Equipment Financing⁽¹⁴⁾	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,617	1,684	1,568
Total Eterneva, Inc.					2,605	2,742	2,532

Fernished, Inc.	Equipment Financing⁽¹⁴⁾	October 29, 2021	November 1, 2024	Fixed interest rate 13.4%; EOT 3.0%	$286	$295	$291
	Equipment Financing⁽¹⁴⁾	March 21, 2022	April 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	1,057	1,066	1,047
	Equipment Financing⁽¹⁴⁾	May 10, 2022	June 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	759	762	744
Total Fernished, Inc.					2,102	2,123	2,082

Happiest Baby, Inc.	Equipment Financing	February 7, 2020	June 1, 2023	Fixed interest rate 8.2%; EOT 9.5%	$68	$179	$177
	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	342	463	453
	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	364	449	437
Total Happiest Baby, Inc.					774	1,091	1,067

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$695	$969	$945
	Equipment Financing	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 15.7%	316	386	372
	Equipment Financing	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 16.3%	538	642	616
	Equipment Financing	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 17.8%	425	488	456
Total Molekule, Inc.					1,974	2,485	2,389

Ogee, Inc.	Secured Loan⁽¹⁴⁾	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8% ⁽⁸⁾	$5,000	$4,905	$4,905

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$1,821	$1,862	$1,842

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$17,500	$17,642	$17,801
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	2,500	2,533	2,563
Total Quip NYC, Inc.					20,000	20,175	20,364

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	$5,000	$4,964	$5,050

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$3,000	$2,969	$2,919

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$3,603	$3,754	$3,775
	Secured Loan	October 25, 2021	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	2,948	3,049	3,065
Total Super73, Inc.					6,551	6,803	6,840

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$11,738	$12,503	$12,118

VitaCup, Inc.	Secured Loan	June 23, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,552	$5,582

Sub-total: Consumer Products & Services (6.0%)*					$66,065	$68,174	$67,690

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Digital Assets Technology and Services
Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$14,439	$14,908	$14,442

Core Scientific, Inc.	Equipment Financing(18)	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$674	$700	$420
	Equipment Financing(18)	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	10,132	10,437	6,260
	Equipment Financing(18)	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	3,753	3,853	2,311
	Equipment Financing(18)	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	8,018	8,179	4,906
Total Core Scientific, Inc.					22,577	23,169	13,897

Sub-total: Digital Assets Technology and Services (2.5%)*					$37,016	$38,077	$28,339

Education Technology
Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$5,834	$6,132	$5,832
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	2,099	1,981
Total Medical Sales Training Holding Company					7,834	8,231	7,813

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$4,891
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	1,634
Total Yellowbrick Learning, Inc.					10,000	10,500	6,525

Sub-total: Education Technology (1.3%)*					$17,834	$18,731	$14,338

Finance and Insurance
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$25,019	$24,730
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	15,004	14,973
Total Bestow, Inc.					40,000	40,023	39,703

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$7,000	$7,052	$7,047

Openly Holdings Corp.	Secured Loan⁽¹⁴⁾	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	5,000	4,990	5,099
	Secured Loan⁽¹⁴⁾	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	10,000	9,959	9,959
Total Openly Holdings Corp.					15,000	14,949	15,058

Petal Card, Inc.	Secured Loan	January 16, 2020	January 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 7.0% ⁽⁸⁾	$9,272	$9,569	$9,652
	Secured Loan	August 6, 2021	January 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 7.0% ⁽⁸⁾	6,491	6,625	6,587
	Secured Loan (12)	January 28, 2021	January 11, 2024	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 0.0% ⁽⁸⁾	26,582	26,511	26,487
Total Petal Card, Inc.					42,345	42,705	42,726

Slope Tech, Inc.	Secured Loan(12)(14)	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 3.0% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	3,314	3,231	3,238

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$15,116	$15,333

Sub-total: Finance and Insurance (11.0%)*					$122,659	$123,076	$123,105

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,911	$20,185	$19,979
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,970	5,014	4,981
Total Athletic Brewing Company, LLC					24,881	25,199	24,960

Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	December 1, 2025	Variable interest rate LIBOR + 11.0% or Floor rate 10.1% ⁽⁸⁾	$10,000	$9,567	$9,493

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$197	$229	$224
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	308	341	333
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	626	676	658
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,586	1,667	1,613
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	723	754	731
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	362	374	366
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	874	898	886
Total Daring Foods, Inc.					4,676	4,939	4,811

DrinkPak, LLC	Secured Loan(9)(14)	September 13, 2022	April 1, 2026	Variable interest rate Prime + 7.3% or Floor rate 12.8%; EOT 4.0% ⁽⁸⁾	$6,000	$6,088	$6,178
	Equipment Financing(9)(14)	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 4.2%	15,207	15,184	15,184
Total DrinkPak, LLC					$21,207	$21,272	$21,362

Emergy, Inc.	Equipment Financing⁽¹⁴⁾	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$213	$256	$250
	Equipment Financing⁽¹⁴⁾	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	7,508	8,185	7,854
	Equipment Financing(9)(14)	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 7.8%	10,075	10,221	10,221
Total Emergy, Inc.					17,796	18,662	18,325

Miyoko's Kitchen	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	$118	$176	$173
	Equipment Financing	June 25, 2021	January 1, 2024	Fixed interest rate 8.9%; EOT 9.0%	192	241	236
Total Miyoko's Kitchen					310	417	409

RoBotany, Inc.	Equipment Financing(14)(18)	January 16, 2020	January 1, 2024	Fixed interest rate 7.6%; EOT 17.3%	$714	$1,154	$49

Sun Basket, Inc.	Secured Loan	December 31, 2020	June 1, 2023	Variable interest rate Prime + 8.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$11,270	$12,327	$12,528

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$240	$294	$286
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	2,210	2,299	2,227
Total The Fynder Group, Inc.					2,450	2,593	2,513

Sub-total: Food and Agriculture Technologies (8.4%)*					$93,304	$96,130	$94,450

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Green Technology

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$965	$1,034	$998

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$1,253	$1,400	$1,363
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	381	422	411
Total Commonwealth Fusion Systems, LLC					1,634	1,822	1,774

Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$156	$218	$210
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	249	308	294
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	316	387	369
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	379	458	437
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	804	942	897
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	982	1,072	1,018
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	1,792	1,901	1,810
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	826	869	834
	Equipment Financing	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	1,256	1,316	1,263
	Equipment Financing	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	802	829	817
	Equipment Financing	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	733	748	758
Total Dandelion Energy, Inc.					8,295	9,048	8,707

Electric Hydrogen Co.	Equipment Financing⁽¹⁴⁾	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,772	$1,828	$1,812

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$4,323	$4,362	$4,266
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	3,694	3,670	3,630
Total Hi-Power, LLC					8,017	8,032	7,896

SeaOn Global, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$5,645	$5,876	$5,625
	Equipment Financing⁽¹⁴⁾	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	2,837	2,922	2,830
Total SeaOn Global, LLC					8,482	8,798	8,455

Edeniq, Inc.(21)	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%; EOT 5.7%	$4,108	$2,199	$4,117

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	$20,000	$18,381	$20,074
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	20,000	18,287	19,982
Total Footprint International Holding, Inc.					40,000	36,668	40,056

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$30,000	$30,133	$29,226

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 10.5%+PIK Interest Rate 4.25%; EOT 3.0% (15)	$23,000	$23,497	$23,546
	Secured Loan	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%+PIK Interest Rate 1.25%; EOT 3.0% (15)	12,000	11,963	12,042
Total RTS Holding, Inc.					35,000	35,460	35,588

Sub-total: Green Technology (12.3%)*					$138,273	$135,022	$138,629

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Healthcare
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$5,077	$5,673	$5,519

Dentologie Enterprises, Inc.	Secured Loan⁽¹⁴⁾	October 14, 2022	November 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	5,000	4,946	4,970

Exer Holdings, LLC	Secured Loan	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,576	$21,986
	Secured Loan	February 18, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	7,500	7,512	7,320
Total Exer Holdings, LLC					30,000	30,088	29,306

FemTec Health, Inc.	Secured Loan(18)	December 1, 2021	February 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$9,725	$10,472	$2,504
	Secured Loan(18)	July 23, 2021	September 1, 2022(20)	Fixed interest rate 11.0%	2,092	2,091	—
	Secured Loan(18)	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	2,918	2,971	—
Total FemTec Health, Inc. (21)					14,735	15,534	2,504

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$3,672	$3,765	$3,686
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	4,772	4,768	4,642
Total Lark Technologies, Inc.					8,444	8,533	8,328

WorkWell Prevention & Care Inc.	Secured Loan(14)	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0% ⁽⁸⁾	$500	$500	$500

Sub-total: Healthcare (4.6%)*					$63,756	$65,274	$51,127

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$30,164	$30,614

Qwick, Inc.	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$5,064	$5,202
	Secured Loan	August 12, 2022	September 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	5,000	4,968	5,097
Total Qwick, Inc.					10,000	10,032	10,299

Sub-total: Human Resource Technology (3.6%)*					$40,000	$40,196	$40,913

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.1%; EOT 9.0%	$2,599	$2,909	$2,598
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.0%; EOT 9.0%	1,274	1,415	1,257
Total 3DEO, Inc.					3,873	4,324	3,855

Sub-total: Industrials (0.3%)*					$3,873	$4,324	$3,855

Life Sciences
Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$1,214	$1,443	$1,416
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	1,968	2,244	2,198
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,128	1,257	1,223
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	653	728	706
Total Greenlight Biosciences Inc.					4,963	5,672	5,543

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$14	$39	$52
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	293	429	427
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	122	159	158
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	269	324	320
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,038	5,057
	Secured Loan	February 28, 2022	March 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,029	5,045
	Secured Loan	March 30, 2022	April 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,024	5,039
	Secured Loan	May 6, 2022	June 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,012	5,030
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,008	5,026
Total Pendulum Therapeutics, Inc.					25,698	26,062	26,154

Deerfield Imaging Holdings, Inc.	Secured Loan⁽¹⁴⁾	April 14, 2022	May 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,250	$18,429	$18,606

RXAnte, Inc.	Secured Loan(9)(14)	November 21, 2022	November 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	9,038	8,949	9,022

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$5,020	$5,103
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	15,000	14,881	14,881
Total TMRW Life Sciences, Inc.					$20,000	$19,901	$19,984

Sub-total: Life Sciences (7.1%)*					$77,949	$79,013	$79,309

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan⁽¹⁴⁾	October 17, 2022	April 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5% ⁽⁸⁾	10,000	$9,787	$9,787

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,500	$4,493	$4,515

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 16.4%	$3,188	$4,337	$3,432

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$11,500	$11,699	$11,620

Vox Media Holdings, Inc.	Secured Loan(9)(14)	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 1.5% ⁽⁸⁾	12,000	11,901	12,132
	Secured Loan(9)(14)	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 1.5% ⁽⁸⁾	6,000	5,935	5,935
Total Vox Media Holdings, Inc.					18,000	17,836	18,067

Sub-total: Marketing, Media, and Entertainment (4.2%)*					$47,188	$48,152	$47,421

Multi-Sector Holdings
i40, LLC (10)(21)	Secured Loan⁽¹⁴⁾	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	3,629	3,629	3,629

Sub-total: Multi-Sector Holdings (0.3%)*					$3,629	$3,629	$3,629

Real Estate Technology
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$3,609	$3,729	$3,646
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	5,092	5,233	5,171
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	4,030	4,128	4,122
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	4,897	4,994	5,041
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	3,986	4,052	4,094
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	2,566	2,599	2,663
Total BlueGround US, Inc.					24,180	24,735	24,737

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,234	$4,695

Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,845	$12,851
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	2,014	1,744
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,300	3,701
Total Knockaway, Inc.					21,009	21,159	18,296

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$18,297	$17,571

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,107	$5,078
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,726	12,653
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,545	12,620
Total Orchard Technologies, Inc.					30,000	30,378	30,351

Sub-total: Real Estate Technology (8.5%)*					$98,189	$99,803	$95,650

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Software as a Service ("SaaS")
All Seated, Inc.	Secured Loan	February 28, 2022	March 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.5% ⁽⁸⁾	$6,000	$6,044	$5,962

BackBlaze, Inc.	Equipment Financing	January 16, 2020	June 1, 2023	Fixed interest rate 7.4%; EOT 11.5%	$68	$230	$228
	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	25	55	55
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	31	62	61
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	37	66	65
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	138	234	229
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	204	326	319
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	194	297	291
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	214	316	309
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	199	285	278
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	64	89	87
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	439	595	577
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	539	690	666
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	103	128	124
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	1,487	1,728	1,659
Total BackBlaze, Inc.					3,742	5,101	4,948

Smartly, Inc.	Secured Loan	May 16, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,956	$10,038

The Tomorrow Companies, Inc.	Secured Loan⁽¹⁴⁾	December 14, 2022	January 1, 2028	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	5,000	4,895	4,895

Sub-total: SaaS (2.3%)*					$24,742	$25,996	$25,843

Space Technology
Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$30,223	$30,478

Hadrian Automation, Inc.	Equipment Financing⁽¹⁴⁾	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$379	$377	$368
	Equipment Financing⁽¹⁴⁾	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	3,908	3,893	3,816
	Equipment Financing⁽¹⁴⁾	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	2,769	2,758	2,721
	Equipment Financing(9)(14)	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	4,849	4,835	5,070
	Equipment Financing(9)(14)	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	1,162	1,145	1,145
	Equipment Financing(9)(14)	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	1,029	1,023	1,023
	Equipment Financing⁽¹⁴⁾	March 29, 2023	March 1, 2027	Fixed interest rate 16.4%; EOT 0.0%	5,306	5,279	5,279
Total Hadrian Automation, Inc.					19,402	19,310	19,422

Hermeus Corporation	Equipment Financing⁽¹⁴⁾	August 9, 2022	March 1, 2026	Fixed interest rate 9.4%; EOT 6.0%	$1,555	$1,555	$1,522
	Equipment Financing⁽¹⁴⁾	October 11, 2022	May 1, 2026	Fixed interest rate 11.6%; EOT 6.0%	2,780	2,760	2,733
Total Hermeus Corporation					$4,335	$4,315	$4,255
Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$4,989	$4,984

Sub-total: Space Technology (5.3%)*					$58,737	$58,837	$59,139

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3% ⁽⁸⁾	$5,109	$5,370	$5,211
	Secured Loan	December 15, 2021	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3% ⁽⁸⁾	2,044	2,149	2,085
	Secured Loan	February 23, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3% ⁽⁸⁾	2,555	2,686	2,605
	Secured Loan	March 16, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3% ⁽⁸⁾	3,065	3,223	3,126
	Secured Loan	April 18, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3% ⁽⁸⁾	2,555	2,686	2,603
	Secured Loan	April 18, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3% ⁽⁸⁾	2,555	2,686	2,603
	Secured Loan	May 17, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3% ⁽⁸⁾	5,109	5,372	5,204
	Secured Loan	June 22, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3% ⁽⁸⁾	2,555	2,686	2,602
Total NextCar Holding Company, Inc.					25,547	26,858	26,039

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$5,029	$4,770

Sub-total: Transportation Technology (2.7%)*					$30,547	$31,887	$30,809

Total: Debt Securities- United States (87.2%)*					$997,061	$1,013,015	$979,123

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Secured Loan	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	$10,000	$9,888	$10,009
	Secured Loan	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5% ⁽⁸⁾	5,000	4,844	4,793
Total Nexii Building Solutions, Inc.					15,000	14,732	14,802

Sub-total: Construction Technology (1.3%)*					$15,000	$14,732	$14,802

Digital Assets Technology and Services
Hut 8 Holdings, Inc. (10)	Equipment Financing	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$18,386	$18,963	$18,598

Sub-total: Digital Assets Technology and Services (1.7%)*					$18,386	$18,963	$18,598

Supply Chain Technology
GoFor Industries, Inc. (10)(21)	Secured Loan(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,570	$9,385	$7,476

Sub-total: Supply Chain Technology (0.7%)*					$9,570	$9,385	$7,476

Total: Debt Securities- Canada (3.6%)*					$42,956	$43,080	$40,876
Debt Securities- Europe

Industrials
Aledia, Inc. (10)	Equipment Financing⁽¹⁴⁾	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$12,602	$13,246	$12,860
	Equipment Financing⁽¹⁴⁾	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	905	935	916
	Equipment Financing⁽¹⁴⁾	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	1,255	1,287	1,269
	Equipment Financing⁽¹⁴⁾	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	2,050	2,088	2,077
Total Aledia, Inc.					16,812	17,556	17,122

Sub-total: Industrials (1.5%)*					$16,812	$17,556	$17,122

Space Technology
All.Space Networks, Limited.(10)	Secured Loan⁽¹⁴⁾	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,932	$9,977

Sub-total: Space Technology (0.9%)*					$10,000	$9,932	$9,977

Total: Debt Securities- Europe (2.4%)*					$26,812	$27,488	$27,099

Total: Debt Securities (93.2%)(19)*					$1,066,829	$1,083,583	$1,047,098

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Automation & Internet of Things

Ambient Photonics, Inc.	Warrant⁽¹⁴⁾	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$48	$155

Everalbum, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2026	Preferred Series A⁽¹⁷⁾	851,063	$0.10	$25	$1

Hologram, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$301

Presto Automation, Inc.	Warrant(7)(14)	January 16, 2020	April 28, 2027	Preferred Series A⁽¹⁷⁾	497,183	$0.30	$185	$380
	Warrant(7)(14)	January 16, 2020	July 28, 2027	Common Stock	104,284	$7.49	28	5
Total Presto Automation, Inc.							213	385

Stratifyd, Inc.	Warrant⁽¹⁴⁾	September 3, 2021	September 3, 2031	Preferred Series B-2⁽¹⁷⁾	106,719	$2.53	$56	$21

Sub-Total: Automation & Internet of Things (0.1%)*							$391	$863

Connectivity
Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$968	$1,566

Vertical Communications, Inc. (21)	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	July 11, 2026	Preferred Series A⁽¹⁷⁾	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$3

Sub-Total: Connectivity (0.1%)*							$990	$1,569

Construction Technology
Project Frog, Inc. (21)	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Preferred Series AA-1⁽¹⁷⁾	211,649	$0.19	$9	$—
	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Common Stock	180,340	$0.19	9	—
	Warrant⁽¹⁴⁾	August 3, 2021	December 31, 2031	Preferred Series CC⁽¹⁷⁾	250,000	$0.01	20	24
Total Project Frog, Inc.							38	24

Sub-total: Construction Technology (0.0%)*							$38	$24

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Consumer Products & Services
BaubleBar, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 29, 2027	Preferred Series C⁽¹⁷⁾	531,806	$1.96	$638	$466
	Warrant⁽¹⁴⁾	January 16, 2020	April 20, 2028	Preferred Series C⁽¹⁷⁾	60,000	$1.96	72	53
Total BaubleBar, Inc.							710	519

Boosted eCommerce, Inc.	Warrant⁽¹⁴⁾	December 18, 2020	December 14, 2030	Preferred Series A-1⁽¹⁷⁾	759,263	$0.84	$259	$28

Fernished, Inc.	Warrant⁽¹⁴⁾	May 5, 2021	May 5, 2031	Common Stock	54,427	$0.15	$39	$23
	Warrant⁽¹⁴⁾	November 30, 2022	November 30, 2032	Common Stock	25,547	$0.15	20	21
Total Fernished, Inc.							$59	$44
,
Happiest Baby, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$72

Madison Reed, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 23, 2027	Preferred Series C⁽¹⁷⁾	194,553	$2.57	$185	$489
	Warrant⁽¹⁴⁾	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	145
	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	118
Total Madison Reed, Inc.							312	752

Molekule, Inc.	Warrant(7)(14)	June 19, 2020	June 19, 2030	Common Stock	3,205	$3.12	$8	$5
	Warrant(7)(14)	June 1, 2022	June 1, 2032	Preferred Series 1⁽¹⁷⁾	257,135	$0.39	22	435
	Warrant(7)(14)	June 19, 2022	June 19, 2030	Preferred Series 2⁽¹⁷⁾	100,000	$1.00	8	169
Total Molekule, Inc.							38	609

Ogee, Inc.	Warrant⁽¹⁴⁾	February 14, 2023	February 14, 2033	Preferred Series A-3⁽¹⁷⁾	259,222	$0.68	$57	$57

Portofino Labs, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$81
	Warrant⁽¹⁴⁾	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	33
Total Portofino Labs, Inc.							259	114

Quip NYC, Inc.	Warrant⁽¹⁴⁾	March 9, 2021	March 9, 2031	Preferred Series A-1⁽¹⁷⁾	10,833	$48.46	$203	$49

Rinse, Inc.	Warrant⁽¹⁴⁾	May 10, 2022	May 10, 2032	Preferred Series C⁽¹⁷⁾	278,761	$1.13	$118	$144

SI Tickets, Inc.	Warrant⁽¹⁴⁾	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$56

Super73, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$686

Trendly, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	August 10, 2026	Preferred Series A⁽¹⁷⁾	245,506	$1.14	$222	$7

VitaCup, Inc.	Warrant⁽¹⁴⁾	June 23, 2021	June 23, 2031	Preferred Series C⁽¹⁷⁾	68,996	$2.79	$9	$3

Sub-Total: Consumer Products & Services (0.3%)*							$2,706	$3,140

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Education Technology
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$20

Yellowbrick Learning, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$228	$20

Finance and Insurance
DailyPay, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$152	$377

Dynamics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Eqis Capital Management, Inc.	Warrant⁽¹⁴⁾	June 15, 2022	June 15, 2032	Preferred Class B⁽¹⁷⁾	904,000	$0.99	$10	$8

Petal Card, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$638
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	455
	Warrant⁽¹⁴⁾	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	267
Total Petal Card, Inc.							656	1,360

RealtyMogul, Co.	Warrant⁽¹⁴⁾	January 16, 2020	December 18, 2027	Preferred Series B⁽¹⁷⁾	234,421	$3.88	$285	$13

Slope Tech, Inc.	Warrant⁽¹⁴⁾	September 14, 2022	September 14, 2032	Common Stock	45,485	$0.88	$109	$121

ZenDrive, Inc.	Warrant⁽¹⁴⁾	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$—

Sub-Total: Finance and Insurance (0.2%)*							$1,327	$1,879

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant⁽¹⁴⁾	October 28, 2022	October 28, 2032	Preferred Class B⁽¹⁷⁾	3,741	$140.21	$287	$250

Bowery Farming, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$282
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	117
	Warrant⁽¹⁴⁾	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	109
Total Bowery Farming, Inc.							1,187	$508

Daring Foods, Inc.	Warrant⁽¹⁴⁾	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$110

DrinkPak, LLC	Warrant(9)(14)	September 13, 2022	September 13, 2032	Common Stock	3,977	$19.12	$7	$4
	Warrant(9)(14)	February 17, 2023	February 17, 2033	Common Stock	22,697	$18.89	29	23
Total DrinkPak, LLC							$36	$27

Emergy, Inc.	Warrant(9)(14)	October 5, 2022	October 5, 2032	Common Stock	45,439	$3.96	$181	$176

GrubMarket, Inc.	Warrant⁽¹⁴⁾	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$2,908

PSB Holdings, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$3
	Warrant⁽¹⁴⁾	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total PSB Holdings, Inc.							657	3

RoBotany, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 19, 2029	Common Stock	262,870	$0.26	$129	$—

The Fynder Group, Inc.	Warrant⁽¹⁴⁾	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$141

Zero Acre Farms, Inc.	Warrant⁽¹⁴⁾	December 23, 2022	December 23, 2032	Preferred ⁽¹⁷⁾	20,181	$2.13	$79	$79

Sub-Total: Food and Agriculture Technologies (0.4%)*							$2,845	$4,202

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant⁽¹⁴⁾	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$2

Edeniq, Inc.	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,685,501	$0.22	$—	$171
	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,184,672	$0.01	—	316
	Warrant(11)(14)	January 16, 2020	June 29, 2027	Preferred Series C⁽¹⁷⁾	5,106,972	$0.44	—	56
	Warrant(11)(14)	January 16, 2020	November 2, 2028	Preferred Series C⁽¹⁷⁾	3,850,294	$0.01	—	979
	Warrant(14)	November 29, 2021	November 29, 2031	Preferred Series D⁽¹⁷⁾	154,906,320	$0.01	7	1,690
Total Edeniq, Inc.(21)							7	3,212

Footprint International Holding, Inc.	Warrant⁽¹⁴⁾	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$237
	Warrant⁽¹⁴⁾	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	482
	Warrant⁽¹⁴⁾	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	91
Total Footprint International Holding, Inc.							4,614	810

Mainspring Energy, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$284	$569
	Warrant⁽¹⁴⁾	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	331
	Warrant⁽¹⁴⁾	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	544
Total Mainspring Energy, Inc.							854	1,444

RTS Holding, Inc.	Warrant⁽¹⁴⁾	December 10, 2021	December 10, 2031	Preferred Series C⁽¹⁷⁾	3,857	$205.28	$153	$551
	Warrant⁽¹⁴⁾	October 10, 2022	October 10, 2032	Preferred Series D⁽¹⁷⁾	1,528	$196.50	117	246
Total RTS Holding, Inc.							$270	$797

Sub-Total: Green Technology (0.6%)*							$5,780	$6,265

Healthcare
Dentologie Enterprises, Inc.	Warrant⁽¹⁴⁾	October 14, 2022	October 14, 2032	Common Stock	86,054	$0.76	$110	$113

Exer Holdings, LLC	Warrant⁽¹⁴⁾	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$93

Hospitalists Now, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 30, 2026	Preferred Series D-2⁽¹⁷⁾	135,807	$5.89	$71	$608
	Warrant⁽¹⁴⁾	January 16, 2020	December 6, 2026	Preferred Series D-2⁽¹⁷⁾	750,000	$5.89	391	3,359
Total Hospitalists Now, Inc.							462	3,967

Lark Technologies, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$52
	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	54
	Warrant⁽¹⁴⁾	December 22, 2022	December 22, 2032	Preferred Series D⁽¹⁷⁾	97,970	$2.49	58	61
Total Lark Technologies, Inc.							493	167

Sub-Total: Healthcare (0.4%)*							$1,158	$4,340

Human Resource Technology
BetterLeap, Inc.	Warrant⁽¹⁴⁾	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$15

Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$287

Sub-Total: Human Resource Technology (0.0%)*							$134	$302

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Industrials
3DEO, Inc.	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—
	Warrant⁽¹⁴⁾	July 31, 2022	July 31, 2032	Common Stock	37,311	$1.35	1	—
Total 3DEO, Inc.							$94	$—

SBG Labs, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2023	Preferred Series A-1⁽¹⁷⁾	42,857	$0.70	$13	$—
	Warrant⁽¹⁴⁾	January 16, 2020	September 18, 2024	Preferred Series A-1⁽¹⁷⁾	25,714	$0.70	8	—
	Warrant⁽¹⁴⁾	January 16, 2020	January 14, 2024	Preferred Series A-1⁽¹⁷⁾	21,492	$0.70	7	—
	Warrant⁽¹⁴⁾	January 16, 2020	March 24, 2025	Preferred Series A-1⁽¹⁷⁾	12,155	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	October 10, 2023	Preferred Series A-1⁽¹⁷⁾	11,150	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 6, 2024	Preferred Series A-1⁽¹⁷⁾	11,145	$0.70	4	—
	Warrant⁽¹⁴⁾	January 16, 2020	June 9, 2024	Preferred Series A-1⁽¹⁷⁾	7,085	$0.70	2	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 20, 2024	Preferred Series A-1⁽¹⁷⁾	342,857	$0.70	110	—
	Warrant⁽¹⁴⁾	January 16, 2020	March 26, 2025	Preferred Series A-1⁽¹⁷⁾	200,000	$0.70	65	—
Total SBG Labs, Inc.							217	—

Sub-total: Industrials (0.0%)*							$311	$—

Life Sciences
Pendulum Therapeutics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 9, 2029	Preferred Series B⁽¹⁷⁾	55,263	$1.90	$43	$8
	Warrant⁽¹⁴⁾	June 1, 2020	July 15, 2030	Preferred Series B⁽¹⁷⁾	36,844	$1.90	36	5
	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Preferred Series C⁽¹⁷⁾	322,251	$3.24	118	22
Total Pendulum Therapeutics, Inc.							197	35

RXAnte, Inc.	Warrant(9)(14)	November 21, 2022	November 21, 2032	Preferred A	30,000	$10.00	$94	$147

TMRW Life Sciences, Inc.	Warrant⁽¹⁴⁾	April 29, 2022	April 29, 2032	Preferred Class A⁽¹⁷⁾	537,966	$2.09	$160	$117

Sub-Total: Life Sciences (0.0%)*							$451	$299

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant⁽¹⁴⁾	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$377

Firefly Systems, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$185

Grabit Interactive Media, Inc.	Warrant⁽¹⁴⁾	April 8, 2022	April 8, 2034	Preferred Series A⁽¹⁷⁾	142,828	$1.00	$40	$123

Incontext Solutions, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant⁽¹⁴⁾	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$235

Sub-Total: Marketing, Media, and Entertainment (0.1%)*							$798	$920

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Real Estate Technology
Homelight, Inc.	Warrant⁽¹⁴⁾	October 1, 2022	October 1, 2032	Common Stock	5,452	$18.40	$1	$—

Knockaway, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 24, 2029	Preferred Series X-1⁽¹⁷⁾	8,795	$85.27	$208	$—
	Warrant⁽¹⁴⁾	November 10, 2021	November 10, 2031	Common Stock	163,500	$0.22	265	—
Total Knockaway, Inc.							473	—

Maxwell Financial Labs, Inc.	Warrant⁽¹⁴⁾	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$8
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	10
	Warrant⁽¹⁴⁾	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	4
Total Maxwell Financial Labs, Inc.							203	22

Sub-Total: Real Estate Technology (0.0%)*							$677	$22

SaaS
All Seated, Inc.	Warrant⁽¹⁴⁾	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$—

Crowdtap, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 16, 2025	Preferred Series B⁽¹⁷⁾	442,233	$1.09	$42	$17
	Warrant⁽¹⁴⁾	January 16, 2020	December 11, 2027	Preferred Series B⁽¹⁷⁾	100,000	$1.09	9	4
Total Crowdtap, Inc.							51	21

Gtxcel, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series C⁽¹⁷⁾	1,000,000	$0.21	$83	$—
	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series D⁽¹⁷⁾	1,000,000	$0.21	83	11
Total Gtxcel, Inc.							166	11

Lucidworks, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 27, 2026	Preferred Series D⁽¹⁷⁾	619,435	$0.77	$806	$1,309

Reciprocity, Inc.	Warrant⁽¹⁴⁾	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$144
	Warrant⁽¹⁴⁾	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	72
Total Reciprocity, Inc.							153	216

Resilinc, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 15, 2025	Preferred Series A⁽¹⁷⁾	589,275	$0.51	$40	$—

Smartly, Inc.	Warrant⁽¹⁴⁾	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$39

Utility Associates, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2025	Preferred Series A⁽¹⁷⁾	92,511	$4.54	$55	$—
	Warrant⁽¹⁴⁾	January 16, 2020	May 1, 2026	Preferred Series A⁽¹⁷⁾	60,000	$4.54	36	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 22, 2027	Preferred Series A⁽¹⁷⁾	200,000	$4.54	120	—
Total Utility Associates, Inc.							211	—

The Tomorrow Companies, Inc.	Warrant⁽¹⁴⁾	December 31, 2022	December 31, 2032	Common Stock	40,192	$1.70	$76	$78

Sub-Total: SaaS (0.1%)*							$1,607	$1,674

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Space Technology
Axiom Space, Inc.	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$120	$39
	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	5
Total Axiom Space, Inc.									159	44

Hermeus Corporation	Warrant⁽¹⁴⁾	August 9, 2022	August 9, 2032	Common Stock	43,205		$6.24		$326	$373

Space Perspective, Inc.	Warrant⁽¹⁴⁾	March 3, 2022	March 3, 2032	Preferred Series A⁽¹⁷⁾	221,280		$2.75		$256	$303

Sub-Total: Space Technology (0.1%)*									$741	$720

Transportation Technology
NextCar Holding Company, Inc.	Warrant⁽¹⁴⁾	December 14, 2021	December 14, 2026	Preferred Stock(17)	328,369	(13)	$1.29	(13)	$34	$—
	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2027	Preferred Stock(17)	25,653	(13)	$1.29	(13)	$3	$—
	Warrant⁽¹⁴⁾	March 16, 2022	March 16, 2027	Preferred Stock(17)	30,784	(13)	$1.29	(13)	$3	$—
	Warrant⁽¹⁴⁾	April 18, 2022	April 18, 2027	Preferred Stock(17)	282,192	(13)	$1.29	(13)	$7	$—
	Warrant⁽¹⁴⁾	September 29, 2022	September 29, 2027	Preferred Stock(17)	410,462	(13)	$1.29	(13)	$170	$—
Total NextCar Holding Company, Inc.									217	—

Sub-Total: Transportation Technology (0.0%)*									$217	$—

Total: Warrant Investments- United States (2.3%)*									$20,399	$26,239

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Warrant⁽¹⁴⁾	August 27, 2021	August 27, 2026	Common Stock	63,175	(13)	$15.83	(13)	$410	$211
	Warrant⁽¹⁴⁾	June 8, 2022	June 8, 2027	Common Stock	24,123	(13)	$20.73	(13)	204	57
Total Nexii Building Solutions, Inc.									614	268

Sub-Total: Construction Technology (0.0%)*									$614	$268

Total: Warrant Investments- Canada (0.0%)*									$614	$268

Warrant Investments- Europe

Industrials
Aledia, Inc. (10)	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Preferred Series D-3⁽¹⁷⁾	11,573	(13)	$149.01	(13)	$130	$453

Sub-Total: Information (0.0%)*									$130	$453

Space Technology
All.Space Networks, Limited. (10)	Warrant⁽¹⁴⁾	August 22, 2022	August 22, 2032	Common Stock	71,203		$21.79		$113	$3

Sub-Total: Space Technology (0.0%)*									$113	$3

Total: Warrant Investments- Europe (0.0%)*									$243	$456

Total: Warrant Investments- (2.4%)*									$21,256	$26,963

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States
Automation & Internet of Things
Rigetti & Co, Inc.	Equity(7)(14)	February 25, 2022	50,000	Common Stock	$500	$28
	Equity(7)(14)	May 18, 2021	757,297	Common Stock	506	429
Total Rigetti & Co, Inc.					1,006	457

Sub-Total: Automation & Internet of Things (0.0%)*					$1,006	$457

Connectivity
Tarana Wireless, Inc.	Equity⁽¹⁴⁾	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$375

Vertical Communications, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity⁽¹⁴⁾	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	2,029
Total Vertical Communications, Inc. (21)					3,966	2,029

Sub-Total: Connectivity (0.2%)*					$4,466	$2,404

Construction Technology
Project Frog, Inc.	Equity⁽¹⁴⁾	January 16, 2020	4,383,497	Preferred Series AA-1⁽¹⁷⁾	$352	$15
	Equity⁽¹⁴⁾	January 16, 2020	3,401,678	Preferred Series BB⁽¹⁷⁾	1,333	36
	Equity⁽¹⁴⁾	August 3, 2021	6,633,486	Common Stock	1,684	11
	Equity⁽¹⁴⁾	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	324
Total Project Frog, Inc. (21)					4,622	386

Sub-Total: Construction Technology (0.0%)*					$4,622	$386

Consumer Products & Services
Fernished, Inc.	Equity⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$348

Molekule, Inc.	Equity(7)(14)	January 12, 2023	2,361	Common Stock	$7	$4

Portofino Labs, Inc.	Equity⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$493

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021	3,320	Preferred Series B-1⁽¹⁷⁾	$500	$359

Sub-Total: Consumer Products & Services (0.1%)*					$1,507	$1,204

Finance and Insurance
Dynamics, Inc.	Equity⁽¹⁴⁾	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Sub-Total: Finance and Insurance (0.0%)*					$390	$—

Food and Agriculture Technologies
Emergy, Inc.	Equity⁽¹⁴⁾	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$513

Prüvit Ventures, Inc.	Equity⁽¹⁴⁾	January 16, 2020	30,357	Common Stock	$537	$445

Sub-Total: Food and Agriculture Technologies (0.1%)*					$1,037	$958

Green Technology
Edeniq, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$1,162
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	957
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	133,766,138	Preferred Series D⁽¹⁷⁾	—	2,920
Total Edeniq, Inc. (21)					—	5,039

Mainspring Energy, Inc.	Equity⁽¹⁴⁾	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$473

RTS Holding, Inc.	Equity⁽¹⁴⁾	July 5, 2022	2,544	Preferred Series D⁽¹⁷⁾	$500	$829
	Equity⁽¹⁴⁾	February 15, 2023	2,458	Preferred Series D-1⁽¹⁷⁾	500	477
Total RTS Holding, Inc.					$1,000	$1,306

Sub-Total: Green Technology (0.6%)*					$1,500	$6,818

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Healthcare
Emerald Cloud Lab, Inc.	Equity⁽¹⁴⁾	June 3, 2022	199,537	Preferred Series C⁽¹⁷⁾	$500	$490

FemTec Health, Inc. (21)	Equity⁽¹⁴⁾	July 22, 2021	1,098,093	Common Stock	$13,046	$—

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$162

WorkWell Prevention & Care Inc.	Equity⁽¹⁴⁾	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity⁽¹⁴⁾	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity⁽¹⁴⁾	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (21)					6,720	—

Sub-Total: Healthcare (0.1%)*					$20,766	$652

Human Resource Technology
Nomad Health, Inc.	Equity⁽¹⁴⁾	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$489

Sub-Total: Human Resource Technology (0.0%)*					$500	$489

Multi-Sector Holdings
i40, LLC (10)(21)	Equity⁽¹⁴⁾	January 30, 2023	—	Preferred ⁽¹⁷⁾	$1,555	$1,555

Sub-Total: Multi-Sector Holdings (0.1%)*					$1,555	$1,555

Real Estate Technology
Knockaway, Inc.	Equity⁽¹⁴⁾	March 30, 2022	304,579	Preferred Series Y⁽¹⁷⁾	$500	$—

Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$21
	Equity⁽¹⁴⁾	March 16, 2023	50,000	Preferred Series 1⁽¹⁷⁾	500	522
Total Orchard Technologies, Inc.					$1,000	$543

Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$159

Sub-Total: Real Estate Technology (0.1%)*					$2,000	$702

SaaS
Smartly, Inc.	Equity⁽¹⁴⁾	March 29, 2023	136,388	Preferred Series B⁽¹⁷⁾	$500	$500

Sub-total: SaaS (0.0%)*					$500	$500

Space Technology
Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	3,624	Preferred Series C⁽¹⁷⁾	$521	$541

Hadrian Automation, Inc.	Equity⁽¹⁴⁾	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$473

Sub-total: Space Technology (0.1%)*					$1,021	$1,014

Supply Chain Technology
3Q GoFor Holdings, LP (21)	Equity⁽¹⁴⁾	August 25, 2022	—	Preferred ⁽¹⁷⁾	$500	$—
	Equity⁽¹⁴⁾	January 17, 2023	—	Preferred ⁽¹⁷⁾	500	—
Total 3Q GoFor Holdings, LP (21)					$1,000	$—

Sub-total: Supply Chain Technology (0.0%)*					$1,000	$—

Total: Equity Investments- United States (1.5%)*					$41,870	$17,139

Equity Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Equity⁽¹⁴⁾	February 28, 2022	24,418	Common Stock	$500	$331

Sub-Total: Construction Technology (0.0%)*					$500	$331

Total: Equity Investments- Canada (0.0%)*					$500	$331

Total: Equity Investments (1.6%)*					$42,370	$17,470

Total Investment in Securities (97.2%)*					$1,147,209	$1,091,531

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$5,424	$5,424
Other cash accounts					2,920	2,920
Cash and Cash Equivalents (0.7%)*					8,344	8,344

Total Portfolio Investments and Cash and Cash Equivalents (97.9% of total assets)					$1,155,553	$1,099,875

(1)
All portfolio companies are located in North America or Europe. As of March 31, 2023, Trinity Capital Inc. (the "Company") had five foreign domiciled portfolio companies, three of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 14.7% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 8.00%, the 1-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) was 4.86% and the Secured Overnight Financing Rate ("SOFR") 30 Day Forward Rate was 4.67% as of March 31, 2023.
(9)
i40, LLC owns an additional portion of this security. See Note 1 for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 6.6% of the Company’s total assets as of March 31, 2023. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Asset is not a U.S. entity.
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
(18)
Investment is on non-accrual status as of March 31, 2023 and is therefore considered non-income producing.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

(19)
All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the credit facility with KeyBank (see “Note 5 – Borrowings”), except as noted.
(20)
Currently, the Company is in the process of negotiating new terms with the portfolio company after the portfolio company defaulted on the payments expected to be received on September 1, 2022.
(21)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of March 31, 2023, along with transactions during the three months ended March 31, 2023 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2022	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	March 31, 2023	Income
For the Quarter Ended March 31, 2023
Control Investments
Edeniq, Inc.	$11,879	$495	$(397)	$—	$391	$12,368	$611
3Q GoFor Holdings, LP	7,521	500	—	—	(545)	7,476	—
Project Frog, Inc.	139	—	—	—	271	410	—
Vertical Communications, Inc.	17,274	123	—	—	291	17,688	489
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	16
Total Control Investments	$37,313	$1,118	$(397)	$—	$408	$38,442	$1,116

Affiliate Investments
FemTec Health, Inc.	$1,528	$—	$—	$—	$976	$2,504	$—
i40, LLC	—	5,184	—	—	—	5,184	34
Total Affiliate Investments	$1,528	$5,184	$—	$—	$976	$7,688	$34

Total Control and Affiliate Investments	$38,841	$6,302	$(397)	$—	$1,384	$46,130	$1,150

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Green Technology (7)
Edeniq, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$1,023
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	904
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	133,766,138	Preferred Series D⁽¹⁷⁾	—	2,712
Total Edeniq, Inc. (21)					—	4,639

Mainspring Energy, Inc.	Equity⁽¹⁴⁾	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$533

RTS Holding, Inc.	Equity⁽¹⁴⁾	July 5, 2022	2,544	Preferred Series D⁽¹⁷⁾	$500	$512

Sub-Total: Green Technology (0.5%)*					$1,000	$5,684

Healthcare (7)
Emerald Cloud Lab, Inc.	Equity⁽¹⁴⁾	June 3, 2022	199,537	Preferred Series C⁽¹⁷⁾	$500	$492

FemTec Health, Inc. (21)	Equity⁽¹⁴⁾	July 22, 2021	1,098,093	Common Stock	$13,046	$—

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$453

WorkWell Prevention & Care Inc.	Equity⁽¹⁴⁾	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity⁽¹⁴⁾	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity⁽¹⁴⁾	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (21)					6,720	—

Sub-Total: Healthcare (0.1%)*					$20,766	$945

Human Resource Technology (7)
Nomad Health, Inc.	Equity⁽¹⁴⁾	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$446

Sub-Total: Human Resource Technology (0.0%)*					$500	$446

Real Estate Technology (7)
Knockaway, Inc.	Equity⁽¹⁴⁾	March 30, 2022	304,579	Preferred Series Y⁽¹⁷⁾	$500	$—

Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$141

Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$328

Sub-Total: Real Estate Technology (0.0%)*					$1,500	$469

Space Technology (7)
Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	$500	Convertible Note⁽¹⁶⁾	$500	$595

Hadrian Automation, Inc.	Equity⁽¹⁴⁾	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$507

Sub-total: Space Technology (0.1%)*					$1,000	$1,102

Supply Chain Technology (7)
3Q GoFor Holdings, LP (21)	Equity⁽¹⁴⁾	August 25, 2022	—	Preferred ⁽¹⁷⁾	$500	$—

Sub-total: Supply Chain Technology (0.0%)*					$500	$—

Total: Equity Investments- United States (1.2%)*					$38,286	$13,509

Equity Investments- Canada

Construction Technology (7)
Nexii Building Solutions, Inc. (10)	Equity⁽¹⁴⁾	February 28, 2022	24,418	Common Stock	$500	$324

Sub-Total: Construction Technology (0.0%)*					$500	$324

Total: Equity Investments- Canada (0.0%)*					$500	$324

Total: Equity Investments (1.2%)*					$38,786	$13,833

Total Investment in Securities (97.2%)*					$1,153,584	$1,094,386

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Institutional Fund					$5,643	$5,643
Other cash accounts					4,969	4,969
Cash, Cash Equivalents, and Restricted Cash (0.9%)*					10,612	10,612

Total Portfolio Investments and Cash and Cash Equivalents (98.1% of total assets)					$1,164,196	$1,104,998

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

(18)
Investment is on non-accrual status as of December, 31, 2022, and is therefore considered non-income producing.
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

TRINITY CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Trinity Capital Inc. (“Trinity Capital” and, together with its subsidiaries, the “Company”) is a specialty lending company focused on providing debt, including loans and equipment financings, to growth-stage companies, including venture-backed companies and companies with institutional equity investors. Trinity Capital was formed on August 12, 2019 as a Maryland corporation and commenced operations on January 16, 2020. Prior to January 16, 2020, Trinity Capital had no operations, except for matters relating to its formation and organization as a business development company (“BDC”).

Trinity Capital is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Trinity Capital has elected to be treated, and intends to continue to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

On September 27, 2019, Trinity Capital was initially capitalized by the issuance of 10 shares of its common stock for $150 to its sole stockholder.

On January 16, 2020, the Company completed a private equity offering (the “Private Common Stock Offering”) of shares of the Company’s common stock, pursuant to which it issued and sold 8,333,333 shares of its common stock for total aggregate gross proceeds of approximately $125.0 million, inclusive of an over-allotment option that was exercised in full on January 29, 2020.

Concurrent with the closing of the Private Common Stock Offering, the Company completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”) of $125.0 million in aggregate principal amount of its unsecured 7.00% Notes due 2025 (the “2025 Notes”), inclusive of an over-allotment option that was exercised in full on January 29, 2020.

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

Basis of Presentation

The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2023. As an investment company, the Company follows accounting and reporting guidance determined by the Financial

Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

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

In accordance with Rule 10 01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1 02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of March 31, 2023 and December 31, 2022, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

i40, LLC

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage i40, LLC (the “JV”). The JV may invest in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The Company and the JV Partner’s initial capital commitments were $21.4 million and $150.0 million, respectively, in the form of 8.5% notes and preferred equity to the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by a board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of March 31, 2023, the Company and the JV Partner ownership of the JV was 12.5% and 87.5%, respectively.

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

As permitted under Regulation S-X and as explained by ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. As the Company’s representatives do not comprise the majority of the board of managers of the JV and the Company does not hold a majority of the economic interests in the JV, the Company does not consolidate the JV in its financial statements.

As of March 31, 2023, the Company has contributed $5.2 million of capital to the JV. The Company’s investment in the JV as of March 31, 2023 consisted of a debt investment of $3.6 million and an equity investment of $1.6 million. The Company did not fund an investment in the JV as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company's unfunded commitment was $16.2 million.

As of March 31, 2023, the JV's total investments on a fair value basis was $42.2 million and the Company received $36.1 million in net proceeds from the sale of investments to the JV. During the three months ended March 31, 2023, the Company earned approximately $0.5 million for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. As of March 31, 2023 the Company had approximately $0.3 million in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. There were no outstanding receivables from the JV as of December 31, 2022.

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

Given the nature of lending to venture capital-backed growth-stage companies, 99.7%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted of $8.3 million and $10.6 million, respectively, of which $5.4 million and $5.6 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2023 and December 31, 2022, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, right of use assets, prepaid expenses, escrow receivables and security deposits.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of March 31, 2023, and December 31, 2022, there were no material past due escrow receivables. The escrow receivable balance as of March 31, 2023, and December 31, 2022 totaled $2.4 million and $2.4 million, respectively, and was measured at fair value and held in accordance with ASC 820.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) payment. EOT payments to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of March 31, 2023, and December 31, 2022, the EOT payments receivable of approximately $56.9 million and $59.9 million, respectively, was included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT payment is recognized as interest income.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $0.3 million in PIK interest income during the three months ended March 31, 2023, and no PIK interest income was recorded during the three months ended March 31, 2022.

Income related to application or origination payments, including facility commitment fees, net of related expenses and generally collected in advance, is amortized into interest income over the contractual life of the loan. The Company recognizes nonrecurring fees and additional OID and EOT payment received in consideration for contract modifications commencing in the quarter relating to the specific modification.

Fee Income

The Company recognizes one-time fee income, including, but not limited to, structuring fees, prepayment penalties, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity. In addition, fee income may include fees for originations and administrative agent services rendered by the Company to the JV. Such fees are earned in the period that the services are rendered.

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

As of March 31, 2023, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $49.2 million, and a total fair value of approximately $23.9 million, or 2.3% of the fair value of the Company’s debt investment portfolio. As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7% of the fair value of the Company’s debt investment portfolio.

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

Stock-Based Compensation

The Company has issued and may, from time to time, issue restricted stock to its officers and employees under the 2019 Trinity Capital Inc. Long Term Incentive Plan and to its non-employee directors under the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan. The Company accounts for its stock-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes the fair value of the awards as stock-based compensation expense over the requisite service period, which is generally the vesting term.

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

Income Taxes

The Company has elected to be treated, and intends to continue to qualify annually as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Company generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at corporate rates on any retained amounts.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of March 31, 2023 and December 31, 2022. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Based on federal excise distribution requirements applicable to RICs, the Company will be subject to a 4% nondeductible federal excise tax on undistributed taxable income and gains unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Company and on which the Company paid corporate income tax is considered to have been distributed. The Company, at its discretion, may determine to carry forward taxable income or gain and pay a 4% excise tax on the amount by which it falls short of this calendar-year distribution requirement. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income and capital gains as required on an annual basis.

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

Debt Securities

The Company’s debt securities primarily consist of direct investments in interest-bearing secured loans and equipment financings to privately held companies based in the United States (collectively "Debt"). Secured loans are generally secured by a blanket first lien or a blanket second lien on the assets of the portfolio company. Equipment financings typically include a specific asset lien on mission-critical assets as well as a second lien on the assets of the portfolio company. These debt securities typically have a term of between three and five years from the original investment date. Certain of the debt securities are “covenant-lite” loans, which generally are loans that do not have a complete set of financial maintenance covenants and have covenants that are incurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower rather than by a deterioration in the borrower’s financial condition. The equipment financings in the investment portfolio generally have fixed interest rates. The secured loans in the investment portfolio generally have floating interest rates subject to interest rate floors. Both equipment financings and secured loans generally include an EOT payment.

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

Equity Investments

In specific circumstances, the Company may seek to make direct equity investments in situations where it is appropriate to align the interests of the Company with key management and stockholders of the portfolio company, and to allow for participation in the appreciation in the equity values of the portfolio company. These equity investments are generally made in connection with debt investments. The Company seeks to maintain fully diluted equity positions in its portfolio companies of 5% to 50% and may have controlling equity interests in some instances.

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Green Technology	$142,302	12.3%	$151,712	14.0%	$142,931	12.3%	$152,117	14.0%
Finance and Insurance	124,793	10.9%	124,984	11.5%	113,645	9.9%	114,131	10.4%
Food and Agriculture Technologies	100,012	8.7%	99,610	9.1%	101,279	8.8%	101,947	9.3%
Real Estate Technology	102,480	8.9%	96,374	8.8%	102,171	8.9%	95,871	8.8%
Life Sciences	79,464	6.9%	79,608	7.3%	71,664	6.2%	71,457	6.5%
Consumer Products & Services	72,387	6.3%	72,034	6.6%	71,811	6.2%	70,129	6.4%
Space Technology	70,644	6.2%	70,853	6.5%	71,476	6.2%	71,607	6.5%
Healthcare	87,198	7.6%	56,119	5.1%	88,421	7.7%	58,098	5.3%
Marketing, Media, and Entertainment	48,950	4.3%	48,341	4.4%	61,013	5.3%	60,443	5.5%
Digital Assets Technology and Services	57,040	5.0%	46,937	4.3%	60,704	5.3%	44,842	4.1%
Automation & Internet of Things	45,440	4.0%	45,170	4.1%	54,178	4.7%	54,795	5.0%
Human Resource Technology	40,830	3.6%	41,704	3.8%	40,678	3.5%	41,226	3.8%
Connectivity	36,272	3.2%	33,164	3.0%	36,099	3.1%	33,680	3.1%
Transportation Technology	32,104	2.8%	30,809	2.8%	31,338	2.7%	29,874	2.7%
SaaS	28,103	2.4%	28,017	2.6%	29,302	2.5%	29,342	2.7%
Industrials	22,321	1.9%	21,430	2.0%	24,296	2.1%	23,363	2.1%
Construction Technology	22,341	1.9%	17,647	1.6%	23,731	2.1%	19,609	1.8%
Education Technology	18,959	1.7%	14,358	1.3%	18,962	1.6%	14,334	1.3%
Supply Chain Technology	10,385	0.9%	7,476	0.7%	9,885	0.9%	7,521	0.7%
Multi-Sector Holdings(1)	5,184	0.5%	5,184	0.5%	—	—	—	—
Total	$1,147,209	100.0%	$1,091,531	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

(1)
i40, LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by i40, LLC represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See Note 1 for further discussion.

The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$432,235	37.6%	$425,110	39.0%	$454,226	39.3%	$441,602	40.3%
Northeast	332,098	28.9%	321,891	29.5%	321,980	27.9%	310,322	28.4%
Mountain	137,569	12.0%	134,221	12.3%	122,862	10.7%	122,139	11.2%
South	103,246	9.0%	80,214	7.3%	103,244	8.9%	79,018	7.2%
Midwest	54,799	4.8%	45,945	4.2%	58,284	5.1%	50,636	4.6%
Southeast	10,153	0.9%	9,937	0.9%	11,290	1.0%	11,144	1.0%
i40, LLC(1)	5,184	0.5%	5,184	0.5%	—	0.0%	—	0.0%
International:
Canada	44,194	3.9%	41,474	3.8%	52,406	4.5%	50,289	4.6%
Western Europe	27,731	2.4%	27,555	2.5%	29,292	2.6%	29,236	2.7%
Total	$1,147,209	100.0%	$1,091,531	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

(1)
i40, LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by i40, LLC represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See Note 1 for further discussion.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$829,914	72.3%	$808,002	74.0%	$827,377	71.7%	$802,851	73.3%
Equipment Financing	253,669	22.1%	239,096	21.9%	266,139	23.1%	245,978	22.5%
Warrants	21,256	1.9%	26,963	2.5%	21,282	1.8%	31,724	2.9%
Equity	42,370	3.7%	17,470	1.6%	38,786	3.4%	13,833	1.3%
Total	$1,147,209	100.0%	$1,091,531	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

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
Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of March 31, 2023 and December 31, 2022, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2023 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$808,002	$—	$808,002
Equipment Financings	—	—	239,096	—	239,096
Warrants	—	994	25,969	—	26,963
Equity	461	—	15,454	1,555	17,470
Total Investments at fair value	461	994	1,088,521	1,555	1,091,531
Escrow Receivable (2)	—	—	2,441	—	2,441
Cash and cash equivalents	8,344	—	—	—	8,344
Total	$8,805	$994	$1,090,962	$1,555	$1,102,316

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, the Company's equity investment in i40, LLC is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
(2)
Escrow receivable is included in other assets on the Consolidated Statements of Assets and Liabilities.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2022 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Secured Loans	$—	$—	$802,851	$802,851
Equipment Financings	—	—	245,978	245,978
Warrants	—	735	30,989	31,724
Equity	588	—	13,245	13,833
Total Investments at fair value	588	735	1,093,063	1,094,386
Escrow Receivable (1)	—	—	2,441	2,441
Cash and cash equivalents	10,612	—	—	10,612
Total	$11,200	$735	$1,095,504	$1,107,439

(1)
Escrow receivable is included in other assets on the Consolidated Statements of Assets and Liabilities.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of March 31, 2023.

	Fair Value as of
	March 31, 2023	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$929,280	Discounted Cash Flows	Hypothetical Market Yield	13.2% - 29.7%	17.9%

	93,891	Originated within the past three months	Origination Market Yield	8.5% - 16.4%	13.2%

	23,927	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 100.0%	n/a

Equity investments	15,454	Market Approach	Revenue Multiple Only (3)	1.0x- 7.0x	1.9	x
			Revenue Multiple (3)	0.4x - 4.3x	1.2	x
			Volatility (5)	40.9% - 87.3%	65.4%
			Risk-Free Interest Rate	1.5% - 4.1%	3.5%
			Estimated Time to Exit (in years)	0.2 - 4.5	2.7

Warrants	25,701	Market Approach	Revenue Multiple Only (3)	0.3x - 4.9x	3.5	x
			Revenue Multiple (3)	0.3x - 8.0x	1.8	x
			Company Specific Adjustment (4)	n/a	28.7%
			Volatility (5)	33.3% - 105.2%	61.2%
			Risk-Free Interest Rate	0.5% - 4.0%	2.8%
			Estimated Time to Exit (in years)	0.1 - 5.0	2.3

	268	Black-Scholes Option Pricing Model	Volatility (5)	n/a	65.4%
			Discount for Lack of Marketability (6)	n/a	n/a
			Risk-Free Interest Rate	n/a	3.8%
			Estimated Time to Exit (in years)	n/a	1.5

Total Level 3 Investments	$1,088,521

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

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2022.

	Fair Value as of
	December 31, 2022	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$872,022	Discounted Cash Flows	Hypothetical Market Yield	11.7% - 28.5%	17.4%

	156,281	Originated within the past three months	Origination Market Yield	9.0% - 15.5%	13.2%

	2,688	Transactions Precedent(6)	Transaction Price	n/a	n/a

	17,838	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 80.0%	n/a

Equity investments	12,651	Market Approach	Revenue Multiple Only(3)	0.9x - 8.0x	2.0	x
			Revenue Multiple(3)	0.4x - 5.9x	1.2	x
			Volatility(5)	45.1% - 102.2%	66.8%
			Risk-Free Interest Rate	2.9% - 4.2%	3.2%
			Estimated Time to Exit (in years)	1.9 - 4.8	3.0
						%
	594	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	20.0% - 80.0%	n/a

Warrants	30,442	Market Approach	Revenue Multiple Only(3)	0.4x - 3.2x	2.2
			Revenue Multiple(3)	0.2x - 8.5x	1.8
			Company Specific Adjustment(4)	18.7% - 30.0%	28.3	x
			Volatility(5)	33.3% - 98.0%	51.8%
			Risk-Free Interest Rate	0.5% - 4.5%	2.7%
			Estimated Time to Exit (in years)	0.1 - 5.0	2.3

	547	Black-Scholes Option Pricing Model	Volatility(5)	n/a	65.4%
			Discount for Lack of Marketability(8)	n/a	24.6%
			Risk-Free Interest Rate	n/a	4.1%
			Estimated Time to Exit (in years)	n/a	3.7

Total Level 3 Investments	$1,093,063

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the OPM include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger or acquisition events near the measurement date.
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
(7)
The fair value of these investments is derived based on recent private market or merger or acquisition transaction prices.
(8)
Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivable portfolio investments for the three months ended March 31, 2023 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2022	$1,048,829	$13,245	$30,989	$2,441	$1,095,504
Purchases, net of deferred fees	66,854	1,500	156	—	68,510
Non-cash conversion (1)	(500)	521	—	—	21
Transfers into/(out of) Level 3 (2)	—	—	—	—	—
Proceeds from sales and paydowns	(82,674)	—	(121)	—	(82,795)
Accretion of OID, EOT, and PIK payments	6,684	—	—	—	6,684
Net realized gain/(loss)	(296)	—	(69)	—	(365)
Change in unrealized appreciation/(depreciation)	8,201	188	(4,986)	—	3,403
Fair Value as of March 31, 2023	$1,047,098	$15,454	$25,969	$2,441	$1,090,962

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2023	$7,954	$188	$(5,056)	$—	$3,086

(1)
The non-cash conversion includes non-cash restructuring of a convertible note position to preferred equity during the period.
(2)
During the three months ended March 31, 2023, there were no transfers into or out of Level 3.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, and warrant portfolio investments for the year ended December 31, 2022 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2021	$735,968	$21,788	$36,753	$4,152	$798,661
Purchases, net of deferred fees	612,294	4,800	9,117		626,211
Non-cash conversion (1)	—	537	(7,225)	—	(6,688)
Transfers into/(out of) of Level 3 (2)	—	—	(1,061)	—	(1,061)
Proceeds from sales and paydowns	(273,787)	(663)	(981)	(1,711)	(277,142)
Accretion of OID and EOT payments	32,220	—	—	—	32,220
Net realized gain/(loss)	(18,135)	(676)	(557)	—	(19,368)
Change in unrealized appreciation/(depreciation)	(39,731)	(12,541)	(5,057)	—	(57,329)
Fair Value as of December 31, 2022	$1,048,829	$13,245	$30,989	$2,441	$1,095,504

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2022	$(47,150)	$(13,879)	$(5,649)	$—	$(66,678)

(1)
The non-cash conversion includes the non-cash exercise of warrant investments.
(2)
Transfers out of Level 3 during the year ended December 31, 2022 primarily relate to the exercise of warrants held in four portfolio companies to equity investments during the period, and the corresponding company’s public offering transaction.

Fair Value of Financial Instruments Carried at Cost

As of March 31, 2023 and December 31, 2022, the carrying value of the KeyBank Credit Facility was approximately $183.5 million and $187.5 million, respectively. The carrying value of the KeyBank Credit Facility as of March 31, 2023 and December 31, 2022 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of March 31, 2023 and December 31, 2022, the carrying value of the 7.00% Notes due 2025 (the “2025 Notes”) was approximately $179.0 million and $178.6 million, respectively, net of unamortized deferred financing costs of $3.5 million and $3.9 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of March 31, 2023 and December 31, 2022 was approximately $184.3 million and $183.2 million, respectively, based on the market closing price of these notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”.

As of March 31, 2023 and December 31, 2022, the carrying value of the Convertible Notes was approximately $48.3 million and $48.1 million, respectively, net of unamortized deferred financing costs and discount of $1.7 million and $1.9 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of March 31, 2023 and December 31, 2022 was approximately $47.0 million and $40.7 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $123.0 million and $122.9 million, respectively, net of unamortized deferred financing costs and discount of $2.0 million and $2.1 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of March 31, 2023, and December 31, 2022, was approximately $108.0 million and $99.2 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2023, and December 31, 2022, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.6 million, and $73.5 million, respectively, net of unamortized deferred financing fees of $1.4 million and $1.5 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of March 31, 2023 and December 31, 2022 was approximately was approximately $65.1 million and $59.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

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

The KeyBank Credit Facility includes a commitment of $350.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $400.0 million. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to the Adjusted Term SOFR plus 2.85%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

During the three months ended March 31, 2023, the Company borrowed $54.0 million and made repayments of $58.0 million under the KeyBank Credit Facility. The Company incurred approximately $3.6 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of March 31, 2023, and December 31, 2022, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.7 million and $2.9 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had a borrowing availability of approximately $166.5 million and $162.5 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Stated interest expense	$3,868	$851
Amortization of deferred financing costs	204	120
Total interest and amortization of deferred financing costs	$4,072	$971

Weighted average effective interest rate	8.3%	4.7%
Weighted average outstanding balance	$197,111	$81,900

2025 Notes

Concurrent with the completion of the Private Common Stock Offering, on January 16, 2020, the Company completed its offering of $105.0 million in aggregate principal amount of the unsecured 2025 Notes in reliance upon the available exemptions from the registration requirements of the Securities Act, the “144A Note Offering”. Keefe, Bruyette & Woods, Inc. (“KBW”), as the initial purchaser, exercised in full its option to purchase or place additional 2025 Notes and on January 29, 2020, the Company issued and sold an additional $20.0 million in aggregate principal amount of the 2025 Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the 2025 Notes pursuant to the 144A Note Offering.

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of March 31, 2023 and December 31, 2022, unamortized deferred financing costs related to the 2025 Notes were $3.5 million and $3.9 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Stated interest expense	$3,194	$2,188
Amortization of deferred financing costs	504	298
Total interest and amortization of deferred financing costs	$3,698	$2,486

Weighted average effective interest rate	8.1%	8.0%
Weighted average outstanding balance	$182,500	$125,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of March 31, 2023 and December 31, 2022, unamortized deferred financing costs related to the August 2026 Notes were $2.0 million and $2.1 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Stated interest expense	$1,367	$1,352
Amortization of deferred financing costs	144	144
Total interest and amortization of deferred financing costs	$1,511	$1,496

Weighted average effective interest rate	4.8%	4.8%

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of March 31, 2023 and December 31, 2022, unamortized deferred financing costs related to the December 2026 Notes were $1.4 million and $1.5 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Stated interest expense	$797	$797
Amortization of deferred financing costs	93	93
Total interest and amortization of deferred financing costs	$890	$890

Weighted average effective interest rate	4.7%	4.7%

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

The Convertible Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of December 11, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Convertible Notes Indenture”), between the Company and the Trustee. Concurrent with the closing of the Convertible Note Offering, on December 11, 2020, the Company entered into a registration rights agreement for the benefit of the holders of the Convertible Notes and the shares of common stock issuable upon conversion thereof. Aggregate offering costs in connection with the Convertible Note Offering, including the initial purchaser and placement agent discount and commissions, were approximately $1.9 million, which were capitalized and deferred.

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of March 31, 2023. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on March 31, 2023, the conversion rate changed to 73.3359 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $13.64 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	March 31, 2023	March 31, 2022
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(1,015)	(1,391)
Original issue discount, net of accretion	(707)	(970)
Carrying value of Convertible Notes	$48,278	$47,639

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Stated interest expense	$750	$750
Amortization of deferred financing costs and original issue discount	160	160
Total interest and amortization of deferred financing costs and original issue discount	$910	$910

Weighted average effective interest rate	7.3%	7.3%

As of March 31, 2023 and December 31, 2022, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture.
Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2023 and December 31, 2022 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of March 31, 2023 and December 31, 2022 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of March 31, 2023 and December 31, 2022, the Company only had unfunded commitments of $16.2 million and $21.4 million, respectively, which represented the Company's uncalled capital to i40, LLC.

The Company did not have any other off-balance sheet financings or liabilities as of March 31, 2023 or December 31, 2022. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified two significant operating leases for its headquarters in Phoenix, AZ and office space in San, Diego, CA. The lease for the Company's Phoenix, AZ (“PHX”) headquarters commenced on July 10, 2021, and expires on December 31, 2028. The PHX lease contains two five-year extension options which, if exercised, would result in a final expiration date of December 31, 2038. As of March 31, 2023, the remaining lease term for the PHX office was 5.8 years. The lease for the San Diego office commenced March 10, 2023, and expires on January 1, 2026. As of March 31, 2023, the remaining lease term for the San Diego office was 2.8 years.

The total lease expense incurred for the three months ended March 31, 2023 and 2022 was approximately $0.1 million for each period. As of March 31, 2023 and December 31, 2022, the right of use assets related to the office operating leases were $2.5 million and $2.1 million, respectively, and the lease liability were $2.7 million and $2.3 million, respectively. The discount rates determined at the commencement of the PHX and San Diego leases were 3.75% and 7.64%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of March 31, 2023 (in thousands):

For the Years Ended December 31,	Total
2023	$429
2024	575
2025	585
2026	412
2027	405
Thereafter	415
Total	$2,821

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2023, there are no material legal matters or material litigation pending of which the Company is aware.

Note 7. Stockholders' Equity

The Company authorized 200,000,000 shares of its common stock with a par value of $0.001 per share. On September 27, 2019, the Company was initially capitalized by the issuance of 10 shares of its common stock for an aggregate purchase price of $150 to its sole stockholder.

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

Concurrent with the closing of the Private Common Stock Offering, on January 16, 2020, the Company entered into a registration rights agreement for the benefit of the purchasers of shares of its common stock in such offering and the certain of the investors in the Legacy Funds (the "Legacy Investors") that received shares of its common stock in connection with the Formation Transactions that were not the Company’s directors, officers and affiliates. Pursuant to the terms of this registration rights agreement, the Company no longer has any registration obligations with respect to such shares because (i) such shares may be sold by any such stockholder in a single transaction without registration pursuant to Rule 144 under the Securities Act, (ii) the Company has been subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for a period of at least 90 days and is current in the filing of all such required reports and (iii) such shares have been listed for trading on the Nasdaq Global Select Market.

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

ATM Program

On November 9, 2021, the Company entered into an open market sale agreement with Jefferies LLC, as sales agent and/or principal thereunder, pursuant to which the Company can issue and sell, from time to time, up to $50.0 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act) (the “ATM Program”). The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

During the three months ended March 31, 2023, the Company issued and sold 302,980 shares of its common stock at a weighted-average price of $13.72 per share and raised $4.1 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

During the year ended December 31, 2022, the Company issued and sold 176,148 shares of its common stock at a weighted-average price of $16.56 per share and raised $2.9 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

Stock Repurchase Program

On November 14, 2022, the Company's Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program,

the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended. Unless amended or extended by the Company's Board, the Company expects the Repurchase Program to be in place until the earlier of November 11, 2023, or until $25.0 million of the Company's outstanding shares of common stock have been repurchased.

During the three months ended March 31, 2023, the Company repurchased 91,691 shares of its outstanding common stock at a weighted average price of $10.91. During the year ended December 31, 2022, the Company repurchased 185,722 shares of its outstanding common stock at a weighted average price of $10.77. All repurchased shares were immediately canceled and thus Trinity Capital holds no treasury stock. Under the Repurchase Program, as of March 31, 2023, the Company may, but is not obligated to, repurchase up to an additional $22.0 million of the Company's outstanding shares of common stock.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended March 31, 2023, the Company issued 54,185 shares of common stock for a total of approximately $0.7 million under the DRIP. During the year ended December 31, 2022, the Company issued 187,923 shares of common stock for a total of approximately $3.0 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
			Total	$5.09

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2023. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2023 and 2022 (dollars in thousands).

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2023	Grant Date Fair Value	March 31, 2022	Grant Date Fair Value
Unvested as of Beginning of Period	1,041,721	$16.98	536,552	$16.48
Shares Granted	783,100	$12.85	698,943	$17.30
Shares Vested and Forfeited	(217,411)	$17.12	(45,932)	$16.48
Unvested as of Ending of Period	1,607,410	$14.95	1,189,563	$16.96

Fair Value of Granted Stock	$10,063		$12,092
Compensation cost recognized	$1,716		$871

As of March 31, 2023, there was approximately $23.6 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2022, there was approximately $15.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.7 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2023. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2023 and 2022 (dollars in thousands).

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2023	Grant Date Fair Value	March 31, 2022	Grant Date Fair Value
Unvested as of Beginning of Period,	13,540	$14.77	6,066	$16.48
Shares Granted	-	$-	5,780	$17.30
Shares Vested and Forfeited	-	$-	-	$-
Unvested as of Ending of Period,	13,540	$14.77	11,846	$16.88

Fair Value of Granted Stock	$-		$100
Compensation cost recognized	$49		$37

As of March 31, 2023, there was approximately $40,000 of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a three-month period. As of

December 31, 2022, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Earnings per common share - basic
Numerator for basic earnings per share	$22,486	$(9,065)
Denominator for basic weighted average shares	35,074,076	27,416,943
Earnings/(Loss) per common share - basic	$0.64	$(0.33)
Earnings per common share - diluted
Numerator for increase in net assets per share	$22,486	$(9,065)
Adjustment for interest expense and deferred financing costs on Convertible Notes(1)	910	—
Numerator for diluted earnings per share	23,396	(9,065)
Denominator for basic weighted average shares	35,074,076	27,416,943
Adjustment for dilutive effect of Convertible Notes(1)	3,666,795	—
Denominator for diluted weighted average shares	38,740,871	27,416,943
Earnings/(Loss) per common share - diluted	$0.60	$(0.33)

(1)
No adjustments for interest or incremental shares were included for the three months ended March 31, 2022, because the effect would be antidilutive.

In certain circumstances at the Company's election, the Convertible Notes will be convertible into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, which can be dilutive to common stockholders. Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

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

For the three months ended March 31, 2023 and 2022, $0.6 million and $0.7 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Tax Cost of Investments (1)	1,157,635	$1,166,744

	March 31, 2023	December 31, 2022
Unrealized appreciation	$28,587	$27,223
Unrealized depreciation	(86,346)	(88,970)
Net unrealized appreciation/(depreciation) from investments	$(57,759)	$(61,747)

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Per Share Data: (1)
Net asset value, beginning of period	$13.15	$16.40

Net investment income	0.55	0.57
Net realized and unrealized gains/(losses) on investments (2)	0.09	(0.90)
Net increase/(decrease) in net assets resulting from operations	0.64	(0.33)

Effect of shares issued and repurchased (3)	(0.25)	(0.37)
Distributions (4)	(0.47)	(0.55)
Total increase/(decrease) in net assets	(0.08)	(1.25)

Net asset value, end of period	$13.07	$15.15

Shares outstanding, end of period	35,925,764	27,982,842
Weighted average shares outstanding	35,074,076	27,416,943
Total return based on net asset value (5)(9)	3.0%	(4.3)%
Total return based on market value (6)(9)	22.3%	12.1%

Ratio/Supplemental Data:
Per share market value at end of period	$12.73	$19.31
Net assets, end of period	$469,670	$424,041
Ratio of total expenses to average net assets(10)	19.4%	16.3%
Ratio of net investment income to average net assets(10)	16.9%	15.7%
Ratio of interest and credit facility expenses to average net assets(10)	9.7%	6.8%
Portfolio turnover rate(7)(9)	6.5%	18.4%
Asset coverage ratio (8)	176.2%	183.3%

(1)
Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)
Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.
(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. Also includes the impact of the issuance of shares related to the equity incentive plans, the accretive effect of DRIP issuance and stock offerings (issuing shares above NAV per share), and the impact of share repurchases under the Repurchase Program.
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
(8)
Based on outstanding debt of $616.0 million and $509.0 million as of March 31, 2023, and 2022, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of March 31, 2023, and December 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
March 31, 2023(5)	$—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
March 31, 2023	$183,500	1,762	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
March 31, 2023	$182,500	1,762	—	$1,006.78
December 31, 2022	182,500	1,741	—	1,005.96
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
March 31, 2023	$50,000	1,762	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
March 31, 2023	$125,000	1,762	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
March 31, 2023	$75,000	1,762	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Total
March 31, 2023	$616,000	1,762	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the three months ended March 31, 2023 and the year ended December 31, 2022, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. Additionally, in connection with the Company’s IPO, certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

On December 5, 2022, the Company and the JV Partner formed i40, LLC, an unconsolidated joint venture to co-invest with the Company. Refer to “Note 1 – Organization and Basis of Presentation” for further details on the Company’s investment in the JV.

Note 13. Recent Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), that extends the sunset (or expiration) date of ASC Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The ASU is effective immediately. The Company is currently evaluating the impact of ASU 2022-06 on the Company’s financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. The adoption of ASU 2022-03 did not have a material impact on the Company’s financial statements.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. "Risk Factors" of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 2, 2023, including but not limited to the following:

•
our limited operating history as a business development company (“BDC”);
•
our future operating results;
•
our dependence upon our management team and key investment professionals;
•
our ability to manage our business and future growth;
•
risks related to investments in growth-stage companies, other venture capital-backed companies and generally U.S. companies;
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
•
our ability to make distributions; and

•
our ability to maintain our status as a BDC under the Investment Company Act of 1940 as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended ("the Code").

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

Overview

We are a specialty lending company providing debt, including loans and equipment financings, to growth-stage companies, including venture capital-backed companies and companies with institutional equity investors. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

We target investments in growth-stage companies, which are typically private companies, including venture-backed companies and companies with institutional equity investors. We define “growth-stage companies” as companies that have significant ownership and active participation by sponsors, such as institutional investors or private equity firms, and expected annual revenues of up to $100.0 million. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

Our loans and equipment financings may have initial interest-only periods of up to 24 months and generally fully amortize over a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission-critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth-stage companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments will mitigate risk and significantly reduce the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

Our History

Trinity Capital Inc. was incorporated under the general corporation laws of the State of Maryland on August 12, 2019 and commenced operations on January 16, 2020. Prior to January 16, 2020, we had no operations, except for matters relating to our formation and organization as a BDC.

On January 16, 2020, through a series of transactions (the "Formation Transactions"), we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P. ("Fund II"), Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P. and Trinity Sidecar Income Fund, L.P. (collectively, the "Legacy Funds") and all of their respective assets (the "Legacy Assets"), including their respective investment portfolios (the "Legacy Portfolio"), as well as Trinity Capital Holdings, LLC ("Trinity Capital Holdings"), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions, we used a portion of the proceeds from our private equity offering and private debt offering that occurred on January 16, 2020 (the "Private Offerings").

The Legacy Funds were merged with and into the Company, and we issued 9,183,185 shares of our common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds' investors, which included the general partners, managers or managing members of the Legacy Funds (the "Legacy Investors"), to acquire the Legacy Funds and all of their respective assets, including the Legacy Portfolio. Our senior management team, led by Steven L. Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

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

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage i40, LLC (the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. To achieve these goals, the Company has agreed to offer the JV the opportunity to purchase up to 40% in dollar amount, but not less than 25% in dollar amount, of the entire amount of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on June 5, 2026.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). The Company follows accounting and reporting guidance as determined by the Financial Accounting Standards Board (“FASB”), in FASB Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies.

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

Given the nature of lending to venture capital-backed growth-stage companies, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount ("OID") initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. Interest income from payment-in-kind ("PIK") represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT payments related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of March 31, 2023 and December 31, 2022, the Company had EOT payments receivable of approximately $56.9 million and $59.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

Fee Income

The Company recognizes one-time fee income, including, but not limited to, structuring fees, prepayment penalties, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity. In addition, fee income may include fees for originations and administrative agent services rendered by the Company to the JV. Such fees are earned in the period that the services are rendered.

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2023, our investment portfolio had an aggregate fair value of approximately $1,091.5 million and was comprised of approximately $808.0 million in secured loans, $239.1 million in equipment financings, and $44.4 million in equity and warrants, across 115 portfolio companies. As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $1,094.4 million and was comprised of approximately $802.9 million in secured loans, $246.0 million in equipment financings, and $45.5 million in equity and warrants, across 116 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	72.3%	74.0%	71.7%	73.3%
Equipment Financings	22.1%	21.9%	23.1%	22.5%
Equity	3.7%	1.6%	3.4%	1.3%
Warrants	1.9%	2.5%	1.8%	2.9%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of March 31, 2023 and December 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2023		December 31, 2022
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	37.6%	39.0%	39.3%	40.3%
Northeast	28.9%	29.5%	27.9%	28.4%
Mountain	12.0%	12.3%	10.7%	11.2%
South	9.0%	7.3%	8.9%	7.2%
Midwest	4.8%	4.2%	5.1%	4.6%
Southeast	0.9%	0.9%	1.0%	1.0%
i40, LLC(1)	0.5%	0.5%	0.0%	0.0%
International:
Canada	3.9%	3.8%	4.5%	4.6%
Western Europe	2.4%	2.5%	2.6%	2.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)
i40, LLC is a joint venture between the Company and their JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by i40, LLC represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See Note 1 for further discussion.

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Fair		Fair
Industry	Cost	Value	Cost	Value
Green Technology	12.3%	14.0%	12.3%	14.0%
Finance and Insurance	10.9%	11.5%	9.9%	10.4%
Food and Agriculture Technologies	8.7%	9.1%	8.8%	9.3%
Real Estate Technology	8.9%	8.8%	8.9%	8.8%
Life Sciences	6.9%	7.3%	6.2%	6.5%
Consumer Products & Services	6.3%	6.6%	6.2%	6.4%
Space Technology	6.2%	6.5%	6.2%	6.5%
Healthcare	7.6%	5.1%	7.7%	5.3%
Marketing, Media, and Entertainment	4.3%	4.4%	5.3%	5.5%
Digital Assets Technology and Services	5.0%	4.3%	5.3%	4.1%
Automation & Internet of Things	4.0%	4.1%	4.7%	5.0%
Human Resource Technology	3.6%	3.8%	3.5%	3.8%
Connectivity	3.2%	3.0%	3.1%	3.1%
Transportation Technology	2.8%	2.8%	2.7%	2.7%
SaaS	2.4%	2.6%	2.5%	2.7%
Industrials	1.9%	2.0%	2.1%	2.1%
Construction Technology	1.9%	1.6%	2.1%	1.8%
Education Technology	1.7%	1.3%	1.6%	1.3%
Supply Chain Technology	0.9%	0.7%	0.9%	0.7%
Multi-Sector Holdings(1)	0.5%	0.5%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

(1)
i40, LLC is a joint venture between the Company and their JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by i40, LLC represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See Note 1 for further discussion.

As of March 31, 2023 and December 31, 2022, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.0 and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of March 31, 2023 and December 31, 2022, the Company’s ten largest portfolio companies represented approximately 31.7% and 31.7%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of March 31, 2023 and December 31, 2022, the Company had 14 and 16 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the three months ended March 31, 2023, we invested approximately $10.2 million in two new portfolio companies, one of which was the JV, and approximately $60.2 million in 11 existing portfolio companies, excluding deferred fees. During the three months ended March 31, 2023, we received an aggregate of $82.8 million in proceeds from repayments and sales of our investments, including proceeds of approximately $55.2 million from early repayments on our debt investments and sales of investments.

During the year ended December 31, 2022, we invested approximately $381.1 million in 34 new portfolio companies and approximately $250.1 million in 32 existing portfolio companies, excluding deferred fees. During the year ended December 31, 2022, we received an aggregate of approximately $336.6 million in proceeds from repayments of our debt investments, including proceeds of approximately $149.8 million from early repayments on our debt investments.

The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Beginning Portfolio, at fair value	$1,094,386	$873,470
Purchases, net of deferred fees	70,080	627,211
Non-cash conversion	21	—
Principal payments received on investments	(27,581)	(124,018)
Proceeds from early debt repayments	(13,127)	(149,769)
Sales of investments	(42,087)	(62,767)
Accretion of OID, EOT, and PIK payments	6,684	32,220
Net realized gain/(loss)	(365)	32,853
Change in unrealized appreciation/(depreciation)	3,520	(134,814)
Ending Portfolio, at fair value	$1,091,531	$1,094,386

The level of our investment activity can vary substantially from period to period depending on many factors, including the amount of debt, including loans and equipment financings, and equity capital required by growth-stage companies, the general economic environment and market conditions and the competitive environment for the types of investments we make.

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2023 and December 31, 2022 (dollars in thousands):

		March 31, 2023		December 31, 2022
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$2,513	0.2%	$2,729	0.3%
3.0 - 3.9	Strong Performance	285,484	27.3%	239,872	22.9%
2.0 - 2.9	Performing	719,752	68.8%	756,596	72.1%
1.6 - 1.9	Watch	19,270	1.8%	39,315	3.7%
1.0 - 1.5	Default/Workout	16,450	1.6%	10,317	1.0%
Total Debt Investments excluding i40, LLC		1,043,469	99.7%	1,048,829	100.0%
.	i40, LLC	3,629	0.3%	—	0.0%
Total Debt Investments		$1,047,098	100.0%	$1,048,829	100.0%

As of March 31, 2023 and December 31, 2022, our debt investments had a weighted average risk rating score of 2.8 and 2.8, respectively.

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

As of March 31, 2023, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $49.2 million, and a total fair value of approximately $23.9 million, or 2.3%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three months ended March 31, 2023 and 2022.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Stated interest income	$33,804	$20,258
Amortization of OID and EOT	5,395	4,989
Acceleration of OID and EOT	1,332	3,159
Prepayment penalty and related fees	—	2,555
Other fee income	1,007	884
Total investment income	$41,538	$31,845

For the three months ended March 31, 2023, total investment income was approximately $41.5 million, which represents an approximate effective yield of 15.2% on the average investments during the year. For the three months ended March 31, 2022, total investment income was approximately $31.8 million, which represents an approximate effective yield of 16.3% on the average investments during the year. The increase in investment income for the three months ended March 31, 2023 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and higher stated interest rates.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, excise taxes, professional fees and general and administrative expenses. Our operating expenses totaled approximately $22.2 million and $16.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase in our operating expenses for the three months ended March 31, 2023 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 7.00% Notes due 2025 (the “2025 Notes”), the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), and the 6.00% Convertible Notes due 2025 (the “Convertible Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $11.1 million and $6.8 million for the three months ended March 31, 2023 and 2022, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.0% and 5.9% for three months ended March 31, 2023 and 2022, respectively. The increase in interest expense for the three months ended March 31, 2023 was primarily due to increased borrowings and increased base rate under our credit facility with KeyBank, National Association (the "KeyBank Credit Facility").

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $7.6 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in employee compensation expenses for the three months ended March 31, 2023 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of March 31, 2023 and 2022, the Company had 55 and 46 employees, respectively.

2019 Long Term Incentive Plan

The Board and the Company’s stockholders have adopted and approved the (i) 2019 Trinity Capital Inc., Long-Term Incentive Plan (the “2019 Long Term Incentive Plan”); and (ii) Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (the “2019 Restricted Stock Plan”), with each plan becoming effective on June 17, 2021 The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2023 and 2022 (dollars in thousands).

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2023	Grant Date Fair Value	March 31, 2022	Grant Date Fair Value
Unvested as of Beginning of Period	1,041,721	$16.98	536,552	$16.48
Shares Granted	783,100	$12.85	698,943	$17.30
Shares Vested and Forfeited	(217,411)	$17.12	(45,932)	$16.48
Unvested as of Ending of Period	1,607,410	$14.95	1,189,563	$16.96

Fair Value of Granted Stock	$10,063		$12,092
Compensation cost recognized	$1,716		$871

Excise Taxes

We accrue excise tax on estimated undistributed taxable income and gain as required on an annual basis. Our excise taxes totaled approximately $0.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, talent acquisition fees and other consulting fees, totaled approximately $1.4 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase in professional fees expenses for the three months ended March 31, 2023 resulted primarily from increased legal fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $1.5 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

Net Investment Income

For the three months ended March 31, 2023, we recognized approximately $41.5 million in total investment income as compared to approximately $22.2 million in total expenses, including excise tax expense, resulting in net investment income of $19.3 million. For the three months ended March 31, 2022 we recognized approximately $31.8 million in total investment income as compared to approximately $16.2 million in total expenses including excise tax expense, resulting in net investment income of $15.6 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the three months ended March 31, 2023, our gross realized gains primarily consisted of the repayment of one equipment financing, and our gross realized losses primarily consisted of the repayment of our debt positions in two portfolio companies. During the three months ended March 31, 2022, our gross realized gains primarily consisted of the sale of our equity positions in two portfolio companies, and our gross realized losses primarily consisted of the refinancing of one equipment financing.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three months ended March 31, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Net realized gain/(loss) on investments:
Gross realized gains	$539	$53,295
Gross realized losses	(904)	(651)
Total net realized gains/(losses) on investments	$(365)	$52,644

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

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Gross unrealized appreciation	$17,803	$11,692
Gross unrealized depreciation	(14,600)	(18,492)
Third party participation	—	—
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	317	(70,518)
Total net unrealized gains/(losses) on investments	$3,520	$(77,318)

During the three months ended March 31, 2023, our net unrealized appreciation totaled approximately $3.5 million, which included net unrealized depreciation of $4.8 million from our warrant investments, net unrealized appreciation of $0.1 million from our equity investments and net unrealized appreciation of $8.2 million from our debt investments.

During the three months ended March 31, 2022, our net unrealized depreciation totaled approximately $77.3 million. Our net unrealized depreciation for the three months ended March 31, 2022 was attributable primarily to the reclassification of our gross unrealized depreciation related to net realized gains of approximately $70.5 million for the sale of two equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended March 31, 2023, totaled approximately $22.5 million. Net decrease in net assets resulting from operations during the three months ended March 31, 2022, totaled approximately $9.1 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2023, basic net increase in net assets per common share was $0.64 and diluted net increase in net assets per common share was $0.60. For the three months ended March 31, 2022, basic and diluted net decrease in net assets per common share was $0.33.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our initial public offering ("IPO"), the Private Offerings, the 2025 Notes offering, the Convertible Notes offering, the August 2026 Notes offering and the December 2026 Notes offering, borrowings under the KeyBank Credit Facility, and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the three months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $2.3 million, which is the net result of $20.7 million of cash provided by operating activities, offset by $0.3 million of cash used in investing activities and $22.7 million of cash used in financing activities. During the three months ended March 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $18.1 million, which is the net result of $52.4 million of cash used in operating activities partially offset by $0.1 million of cash provided by investing activities and $34.2 million of cash provided by financing activities.

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $8.3 million and $10.6 million, respectively, of which $5.4 million and $5.6 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2023, and December 31, 2022, we did not have any restricted cash.

As of March 31, 2023 and December 31, 2022, we had approximately $166.5 million and $162.5 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of March 31, 2023, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2023, our asset coverage ratio was approximately 176.2% and our asset coverage ratio per unit was approximately $1,762. As of December 31, 2022, our asset coverage ratio was approximately 174.1% and our asset coverage ratio per unit was approximately $1,741.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with i40, LLC to fund capital contributions through June 2024 in the amount of $21.4 million, of which $16.2 million and $21.4 million was unfunded as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any other off-balance sheet financings or liabilities as of March 31, 2023 or December 31, 2022.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2023 and December 31, 2022 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of March 31, 2023 and December 31, 2022, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2023, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$183,500	$—	$183,500
2025 Notes	—	182,500	—	—	182,500
Convertible Notes	—	50,000	—	—	50,000
August 2026 Notes	—	—	125,000	—	125,000
December 2026 Notes	—	—	75,000	—	75,000
Operating Leases	429	1,160	817	415	2,821
Total Contractual Obligations	$429	$233,660	$384,317	$415	$618,821

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
			Total	$5.09

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On May 3, 2023, the last reported closing sales price of our common stock on Nasdaq was $12.32 per share, which represented a discount of approximately 5.7% to our net asset value per share of $13.07 as of March 31, 2023. As of May 3,

2023, we had approximately 76 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2023
Second Quarter (through May 3, 2023)	*	$12.79	$11.36	*	*	*
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47
Year Ending December 31, 2022
Fourth Quarter	$13.15	$13.82	$10.24	5.1%	(22.1)%	$0.61	(5)
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(5)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(5)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(5)
Year Ending December 31, 2021
Fourth Quarter	$16.40	$17.65	$15.79	7.6%	(3.7)%	$0.36
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

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

Recent Developments

Subsequent to the quarter ended March 31, 2023 and through the date of filing of this Quarterly Report on Form 10-Q, no material events or developments occurred that require reporting.

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

As of March 31, 2023, approximately 70.0% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 30.0% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$21,705	$5,505	$16,200
Up 200 basis points	$14,470	$3,670	$10,800
Up 100 basis points	$7,235	$1,835	$5,400
Down 100 basis points	$(7,412)	$(1,835)	$(5,577)
Down 200 basis points	$(14,703)	$(3,670)	$(11,033)
Down 300 basis points	$(21,791)	$(5,505)	$(16,286)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of March 31, 2023, we had five foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of March 31, 2023 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Annual Report on Form 10-K filed with the SEC on March 2, 2023, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described below and in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

Other than as described below, during the three months ended March 31, 2023, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

We may be subject to risks related to bank impairments or failures either directly or through our portfolio companies, which, in turn, could indirectly impact our performance and results of operations.

In March 2023, the U.S. Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank, and in May 2023, the FDIC took control of First Republic Bank due to liquidity concerns. The impairment or failure of one or more banks with whom any of our portfolio companies transact may inhibit the ability of our portfolio companies to access depository accounts, investment accounts or credit facilities at such banks, which, in turn, may cause them to default on their debt obligations to us, resulting in impacts to our performance. In the event of such a failure of a banking institution where one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, our affected portfolio companies may not be able to recover such excess, uninsured amounts, and they may not be able to cure any defaults. Additionally, unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. We closely monitor activity in the banking sector as it relates to any of our borrowers and continually assess any potential indirect impact to us as a result of the same.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2023, pursuant to its amended and restated distribution reinvestment plan, the Company issued 43,655 shares of its common stock, at a price of $12.65 per share, to stockholders of record as of March 31, 2023 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

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
10.1*

Third Amendment to Credit Agreement, dated as of November 21, 2022, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto.

10.2*

Fourth Amendment to Credit Agreement, dated as of March 2, 2023, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto.

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

TRINITY CAPITAL INC.

Dated: May 4, 2023	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2023	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)