Form 10-Q
period 2023-06-30
Trinity Capital Inc.
filed 2023-08-02
CIK 1786108

recw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 1, 2023, the registrant had 36,762,578 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $44,246 and $43,375, respectively)	$37,403	$37,313
Affiliate investments (cost of $8,690 and $28,580, respectively)	8,767	1,528
Non-Control / Non-Affiliate investments (cost of $1,126,366 and $1,081,629, respectively)	1,101,848	1,055,545
Total investments (cost of $1,179,302 and $1,153,584, respectively)	1,148,018	1,094,386
Cash and cash equivalents	12,268	10,612
Interest receivable	12,117	9,971
Deferred credit facility costs	2,523	2,903
Other assets	14,157	8,567
Total assets	$1,189,083	$1,126,439

LIABILITIES
KeyBank Credit Facility	$232,000	$187,500
2025 Notes, net of $2,981 and $3,948, respectively, of unamortized deferred financing costs	179,519	178,552
August 2026 Notes, net of $1,814 and $2,103, respectively, of unamortized deferred financing costs	123,186	122,897
December 2026 Notes, net of $1,288 and $1,474, respectively, of unamortized deferred financing costs	73,712	73,526
Convertible Notes, net of $1,563 and $1,882, respectively, of unamortized deferred financing costs and discount	48,437	48,118
Distribution payable	19,432	21,326
Security deposits	14,986	15,100
Accounts payable, accrued expenses and other liabilities	15,816	19,771
Total liabilities	707,088	666,790

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 36,664,864 and 34,960,672 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	37	35
Paid-in capital in excess of par	496,825	480,532
Distributable earnings/(accumulated deficit)	(14,867)	(20,918)
Total net assets	481,995	459,649
Total liabilities and net assets	$1,189,083	$1,126,439
NET ASSET VALUE PER SHARE	$13.15	$13.15

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INVESTMENT INCOME:
Interest income:
Control investments	$1,083	$1,365	$2,199	$2,738
Affiliate investments	84	433	118	862
Non-Control / Non-Affiliate investments	43,362	30,713	82,743	57,317
Total interest income	44,529	32,511	85,060	60,917
Fee income:
Affiliate investments	674	—	1,127	—
Non-Control / Non-Affiliate investments	842	947	1,396	4,386
Total fee income	1,516	947	2,523	4,386
Total investment income	46,045	33,458	87,583	65,303

EXPENSES:
Interest expense and other debt financing costs	11,985	7,761	23,067	14,559
Compensation and benefits	8,350	6,877	15,967	13,331
Professional fees	1,411	891	2,828	1,723
General and administrative	1,549	1,558	3,044	3,035
Total expenses	23,295	17,087	44,906	32,648

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	22,750	16,371	42,677	32,655

Excise tax expense	653	657	1,251	1,331

NET INVESTMENT INCOME	22,097	15,714	41,426	31,324

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	(228)	—	(228)
Affiliate investments	(26,251)	(9,633)	(26,251)	(9,633)
Non-Control / Non-Affiliate investments	(360)	244	(725)	52,888
Net realized gain/(loss) from investments	(26,611)	(9,617)	(26,976)	43,027

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(1,188)	(804)	(780)	(5,136)
Affiliate investments	26,152	6,913	27,128	3,650
Non-Control / Non-Affiliate investments	(568)	(19,929)	1,568	(89,652)
Net change in unrealized appreciation/(depreciation) from investments	24,396	(13,820)	27,916	(91,138)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$19,882	$(7,723)	$42,366	$(16,787)

NET INVESTMENT INCOME PER SHARE - BASIC	$0.61	$0.51	$1.17	$1.07
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.58	0.48	$1.10	$1.02

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.55	$(0.25)	$1.19	$(0.58)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED(1)	$0.52	$(0.25)	$1.13	$(0.58)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	36,024,566	30,955,022	35,551,947	29,188,790
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	39,691,361	34,331,597	39,218,742	32,565,365

(1) For the three and six months ended June 30, 2022, the impact of the hypothetical conversion of Convertible Notes was antidilutive (see Note 9).

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended June 30, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of March 31, 2023	35,925,764	$36	$484,951	$(15,317)	$469,670
Issuance of common stock pursuant to distribution reinvestment plan	43,655	—	552	—	552
Stock-based compensation	—	—	2,310	—	2,310
Issuance of restricted stock awards	15,196	—	—	—	—
Issuance of common stock under ATM program, net of issuance costs	719,329	1	9,539	—	9,540
Retired and forfeited shares of restricted stock	(39,080)	—	(527)	—	(527)
Distributions to stockholders	—	—	—	(19,432)	(19,432)
Net increase/(decrease) in net assets resulting from operations	—	—	—	19,882	19,882
Balance as of June 30, 2023	36,664,864	37	496,825	(14,867)	481,995

Three Months Ended June 30, 2022:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of March 31, 2022	27,982,842	$28	$370,570	$53,443	$424,041
Issuance of common stock pursuant to distribution reinvestment plan	30,800	—	588	—	588
Stock-based compensation	—	—	1,767	—	1,767
Issuance of restricted stock awards	13,540	—	—	—	—
Issuance of common stock, net of issuance costs	3,344,214	3	57,911		57,914
Retired and forfeited shares of restricted stock	(15,564)	—	(372)	—	(372)
Distributions to stockholders	—	—	—	(17,873)	(17,873)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(7,723)	(7,723)
Balance as of June 30, 2022	31,355,832	$31	$430,464	$27,847	$458,342

Six Months Ended June 30, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2022	34,960,672	$35	$480,532	$(20,918)	$459,649
Issuance of common stock pursuant to distribution reinvestment plan	97,840	—	1,215	—	1,215
Stock based compensation	—	—	4,075	—	4,075
Issuance of restricted stock	798,296	1	(1)	—	—
Issuance of common stock under ATM program, net of issuance costs	1,022,309	1	13,587	—	13,588
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)		(1,003)
Retired and forfeited shares of restricted stock	(122,562)	—	(1,580)	—	(1,580)
Distributions to stockholders	—	—	—	(36,315)	(36,315)
Net increase/(decrease) in net assets resulting from operations	—	—	—	42,366	42,366
Balance as of June 30, 2023	36,664,864	$37	$496,825	$(14,867)	$481,995

Six Months Ended June 30, 2022:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2021	27,229,541	$27	$368,609	$77,897	$446,533
Issuance of common stock pursuant to distribution reinvestment plan	90,334	—	1,642	—	1,642
Stock based compensation	—	—	2,677	—	2,677
Issuance of restricted stock awards	718,263	1	—	—	1
Issuance of common stock, net of issuance costs	3,344,214	3	57,911	—	57,914
Retired and forfeited shares of restricted stock	(26,520)	—	(375)	—	(375)
Distributions to stockholders	—	—	—	(33,263)	(33,263)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(16,787)	(16,787)
Balance as of June 30, 2022	31,355,832	$31	$430,464	$27,847	$458,342

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$42,366	$(16,787)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(223,831)	(413,615)
Proceeds from sales and paydowns of investments	186,265	203,416
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	(27,916)	91,138
Net realized gain/(loss) from investments	26,976	(43,027)
Accretion of original issue discounts and end of term payments on investments	(15,105)	(15,516)
Amortization of deferred financing costs	2,144	1,653
Stock-based compensation	4,075	2,677
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(2,167)	(3,049)
(Increase)/Decrease in receivable from sale of investments	—	(3,086)
(Increase)/Decrease in other assets	(4,120)	(2,323)
Increase/(Decrease) in security deposits	(114)	1,675
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(3,955)	1,130
Net cash provided by/(used in) operating activities	(15,382)	(195,714)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(1,470)	24
Net cash provided by/(used in) investing activities	(1,470)	24

Cash flows provided by/(used in) financing activities
Issuance of common stock net of costs	13,587	57,914
Stock repurchase and cancellation of shares net of costs	(1,003)	(375)
Retirement of employee shares	(1,580)	(23,550)
Cash distributions paid	(36,996)	(815)
Borrowings under Credit Facilities	147,000	184,000
Repayments under Credit Facilities	(102,500)	(55,000)
Net cash provided by/(used in) financing activities	18,508	162,174

Net increase/(decrease) in cash, cash equivalents	1,656	(33,516)
Cash, cash equivalents at beginning of period	10,612	46,742
Cash, cash equivalents at end of period	$12,268	$13,226

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$20,338	$12,279
Non-cash settlement of investments	$21	$—
Accrued but unpaid distributions	$19,432	$17,873
Distributions reinvested	$1,215	$1,642
Income tax, including excise tax, paid	$2,304	$310

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Automation & Internet of Things
Ambient Photonics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$3,135	$3,209	$3,284
	Secured Loan⁽¹⁴⁾	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	3,631	3,688	3,745
	Secured Loan⁽¹⁴⁾	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	600	607	617
Total Ambient Photonics, Inc.					$7,366	$7,504	$7,646

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$9,220	$9,404	$9,369
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	6,631	6,733	6,703
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	7,034	6,995
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,000	5,055	5,023
Total Rigetti & Co, Inc.					27,851	28,226	28,090

Stratifyd, Inc.	Secured Loan	September 3, 2021	January 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$5,323	$5,416	$5,397

Sub-total: Automation & Internet of Things (3.5%)*					$40,540	$41,146	$41,133

Connectivity

Vertical Communications, Inc.(20)	Secured Loan⁽¹⁴⁾	August 23, 2021	March 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8% ⁽⁸⁾	$13,300	$15,764	$15,763

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,210	$13,938

Sub-total: Connectivity (2.5%)*					$28,300	$30,974	$29,701

Construction Technology

EquipmentShare, Inc.	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	108	150	151
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	342	475	475
Total EquipmentShare, Inc.					450	625	626

Sub-total: Construction Technology (0.1%)*					$450	$625	$626

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Consumer Products & Services
Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$362	$401	$370
	Equipment Financing⁽¹⁴⁾	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	551	595	548
	Equipment Financing⁽¹⁴⁾	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,520	1,608	1,516
Total Eterneva, Inc.					2,433	2,604	2,434

Fernished, Inc.	Equipment Financing(14)(18)	October 29, 2021	November 1, 2024	Fixed interest rate 13.4%; EOT 3.0%	$252	$261	$40
	Equipment Financing(14)(18)	March 21, 2022	April 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	691	965	149
	Equipment Financing(14)(18)	May 10, 2022	June 1, 2025	Fixed interest rate 13.2%; EOT 3.0%	956	695	107
Total Fernished, Inc.					1,899	1,921	296

Happiest Baby, Inc.	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	$230	$355	$349
	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	283	372	364
Total Happiest Baby, Inc.					513	727	713

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$468	$752	$736
	Equipment Financing	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 10.0%	302	376	364
	Equipment Financing	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 10.0%	516	628	605
	Equipment Financing	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 10.0%	411	480	451
Total Molekule, Inc.					1,697	2,236	2,156

Ogee, Inc.	Secured Loan⁽¹⁴⁾	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8% ⁽⁸⁾	$5,000	$4,928	$5,052

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$1,681	$1,729	$1,713

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$16,528	$16,720	$16,891
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	2,361	2,400	2,430
Total Quip NYC, Inc.					18,889	19,120	19,321

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	$5,000	$4,984	$5,073

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$3,000	$2,983	$2,944

Super73, Inc.	Secured Loan	December 31, 2020	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$3,169	$3,336	$3,342
	Secured Loan	October 25, 2021	January 1, 2025	Variable interest rate Prime + 7.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	2,592	2,712	2,716
Total Super73, Inc.					5,761	6,048	6,058

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$10,584	$11,344	$11,014

VitaCup, Inc.	Secured Loan	June 23, 2021	July 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$5,500	$5,567	$5,608

Whoop, Inc.	Secured Loan⁽¹⁴⁾	May 17, 2023	June 1, 2028	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5% ⁽⁸⁾	$35,000	$33,943	$33,943

Sub-total: Consumer Products & Services (8.1%)*					$96,957	$98,134	$96,325

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Digital Assets Technology and Services
Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$12,864	$13,450	$13,062

Core Scientific, Inc.	Equipment Financing(18)	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$674	$700	$445
	Equipment Financing(18)	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	10,132	10,437	6,696
	Equipment Financing(18)	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	3,753	3,853	2,480
	Equipment Financing(18)	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	8,018	8,179	5,299
Total Core Scientific, Inc.					22,577	23,169	14,920

Sub-total: Digital Assets Technology and Services (2.4%)*					$35,441	$36,619	$27,982

Education Technology
Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$5,834	$6,130	$5,547
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	2,099	1,902
Total Medical Sales Training Holding Company					7,834	8,229	7,449

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$5,069
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	1,693
Total Yellowbrick Learning, Inc.					10,000	10,500	6,762

Sub-total: Education Technology (1.2%)*					$17,834	$18,729	$14,211

Finance and Insurance
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$25,048	$24,856
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	15,022	15,038
Total Bestow, Inc.					40,000	40,070	39,894

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$7,000	$7,210	$7,121

Openly Holdings Corp.	Secured Loan(9)(14)	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	3,125	3,125	3,212
	Secured Loan(9)(14)	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	6,250	6,236	6,431
	Secured Loan(9)(14)	June 22, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	15,625	15,550	15,550
Total Openly Holdings Corp.					25,000	24,911	25,193

Petal Card, Inc.	Secured Loan	January 16, 2020	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	$10,038	$8,360	$8,794
	Secured Loan	August 6, 2021	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	7,027	5,852	6,156
	Secured Loan (12)	January 28, 2021	January 11, 2024	Variable interest rate Prime + 9.0% or Floor rate 11.5%; EOT 0.0% ⁽⁸⁾	26,582	26,543	26,582
Total Petal Card, Inc.					43,647	40,755	41,532

Slope Tech, Inc.	Secured Loan(12)(14)	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 3.0% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	3,998	4,078	4,104

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$15,000	$15,156	$15,158

Sub-total: Finance and Insurance (11.2%)*					$134,645	$132,180	$133,002

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,900	$20,290	$20,126
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,968	5,043	5,019
Total Athletic Brewing Company, LLC					24,868	25,333	25,145

Bowery Farming, Inc.	Secured Loan⁽¹⁴⁾	September 10, 2021	September 10, 2026	Variable interest rate LIBOR + 11.0% or Floor rate 10.1%(8)(15)	$10,282	$9,907	$9,826

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$153	$187	$185
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	257	294	288
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	538	596	582
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,404	1,506	1,461
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	644	685	665
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	327	344	337
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	795	829	818
Total Daring Foods, Inc.					4,118	4,441	4,336

DrinkPak, LLC	Secured Loan(9)(14)	September 13, 2022	April 1, 2026	Variable interest rate Prime + 7.3% or Floor rate 12.8%; EOT 4.0% ⁽⁸⁾	$6,000	$6,107	$6,041
	Equipment Financing(9)(14)	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	14,305	14,430	14,586
Total DrinkPak, LLC					$20,305	$20,537	$20,627

Emergy, Inc.	Equipment Financing⁽¹⁴⁾	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$165	$211	$206
	Equipment Financing⁽¹⁴⁾	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	6,749	7,532	7,152
	Equipment Financing(9)(14)	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 11.5%	9,438	9,725	9,635
Total Emergy, Inc.					16,352	17,468	16,993

Miyoko's Kitchen	Equipment Financing	February 5, 2021	September 1, 2023	Fixed interest rate 8.5%; EOT 9.0%	$48	$107	$105
	Equipment Financing	June 25, 2021	January 1, 2024	Fixed interest rate 8.9%; EOT 9.0%	130	181	178
Total Miyoko's Kitchen					178	288	283

Sun Basket, Inc.	Secured Loan	December 31, 2020	June 30, 2024	Variable interest rate Prime + 8.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$11,111	$12,172	$11,828

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$187	$244	$238
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	2,011	2,132	2,055
Total The Fynder Group, Inc.					2,198	2,376	2,293

Sub-total: Food and Agriculture Technologies (7.7%)*					$89,412	$92,522	$91,331

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Green Technology

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$823	$900	$874

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$1,056	$1,218	$1,189
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	325	371	361
	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	8,395	8,320	8,320
Total Commonwealth Fusion Systems, LLC					9,776	9,909	9,870

Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$118	$183	$177
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	212	275	263
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	272	347	331
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	329	413	394
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	712	860	819
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	902	1,006	954
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	1,664	1,799	1,710
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	769	824	789
	Equipment Financing	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	1,173	1,250	1,197
	Equipment Financing	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	753	792	776
	Equipment Financing	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	692	718	723
	Equipment Financing	April 12, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 12.5%	1,557	1,569	1,569
	Equipment Financing	June 29, 2023	July 1, 2027	Fixed interest rate 12.7%; EOT 12.5%	1,296	1,290	1,290
Total Dandelion Energy, Inc.					10,449	11,326	10,992

Electric Hydrogen Co.	Equipment Financing⁽¹⁴⁾	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,642	$1,721	$1,700

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$3,839	$3,884	$3,846
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	3,444	3,430	3,435
Total Hi-Power, LLC					7,283	7,314	7,281

SeaOn Global, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$5,269	$5,572	$5,323
	Equipment Financing⁽¹⁴⁾	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	2,658	2,780	2,685
Total SeaOn Global, LLC					7,927	8,352	8,008

Edeniq, Inc.(20)	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%; EOT 5.7%	$3,700	$2,245	$3,755

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	$20,000	$18,593	$19,985
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	20,000	18,508	19,895
Total Footprint International Holding, Inc.					40,000	37,101	39,880

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$30,000	$30,246	$29,361

RTS Holding, Inc.	Secured Loan(9)(14)	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 10.5%+PIK Interest Rate 4.25%; EOT 3.0% (15)	$13,800	$14,297	$14,565
	Secured Loan(9)(14)	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%; EOT 3.0% (15)	7,200	7,156	7,024
Total RTS Holding, Inc.					21,000	21,453	21,589

Sub-total: Green Technology (11.2%)*					$132,600	$130,567	$133,310

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Healthcare
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$4,175	$4,821	$4,704

Dentologie Enterprises, Inc.	Secured Loan(9)(14)	October 14, 2022	May 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	3,000	2,988	2,921

Exer Holdings, LLC	Secured Loan	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,637	$23,175
	Secured Loan	February 18, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	7,500	7,534	7,725
Total Exer Holdings, LLC					30,000	30,171	30,900

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$3,284	$3,399	$3,330
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	4,420	4,448	4,330
Total Lark Technologies, Inc.					7,704	7,847	7,660

WorkWell Prevention & Care Inc.	Secured Loan(14)	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0% ⁽⁸⁾	$500	$500	$500

Sub-total: Healthcare (3.9%)*					$45,379	$46,327	$46,685

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$30,270	$30,604

Qwick, Inc.	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$5,091	$5,250
	Secured Loan	August 12, 2022	September 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	5,000	4,998	5,250
Total Qwick, Inc.					10,000	10,089	10,500

Sub-total: Human Resource Technology (3.5%)*					$40,000	$40,359	$41,104

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.1%; EOT 9.0%	$2,327	$2,637	$2,395
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.0%; EOT 9.0%	1,151	1,292	1,166
Total 3DEO, Inc.					3,478	3,929	3,561

Sub-total: Industrials (0.3%)*					$3,478	$3,929	$3,561

Life Sciences
Convergent Dental, Inc.	Secured Loan(9)(14)	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$12,000	$11,552	$11,552

Delphinus Medical Technologies, Inc.	Secured Loan⁽¹⁴⁾	June 22, 2023	July 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$7,500	$7,380	$7,380

Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$921	$1,168	$1,150
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	1,593	1,896	1,862
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	940	1,085	1,059
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	545	629	612
Total Greenlight Biosciences Inc.					3,999	4,778	4,683

Pendulum Therapeutics, Inc.	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	$74	$211	$210
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	61	99	99
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	190	248	245
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,054	5,067
	Secured Loan	February 28, 2022	March 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,045	5,054
	Secured Loan	March 30, 2022	April 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,040	5,047
	Secured Loan	May 6, 2022	June 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,028	5,037
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,024	5,032
Total Pendulum Therapeutics, Inc.					25,325	25,749	25,791

Deerfield Imaging Holdings, Inc.	Secured Loan⁽¹⁴⁾	April 14, 2022	May 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,250	$18,494	$18,597

Revelle Aesthetics, Inc.	Secured Loan⁽¹⁴⁾	May 30, 2023	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$15,000	$14,775	$14,775

RXAnte, Inc.	Secured Loan(9)(14)	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	$9,071	$9,013	$8,999
	Secured Loan⁽¹⁴⁾	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	3,007	2,967	2,967
Total RXAnte, Inc.					12,078	11,980	11,966

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$5,036	$5,071
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	15,000	14,945	14,945
Total TMRW Life Sciences, Inc.					$20,000	$19,981	$20,016

Sub-total: Life Sciences (9.7%)*					$114,152	$114,689	$114,760

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan⁽¹⁴⁾	October 17, 2022	May 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5% ⁽⁸⁾	10,000	$9,827	$9,705

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,500	$4,506	$4,463

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$3,146	$4,295	$3,605

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$11,500	$11,730	$11,685

Vox Media Holdings, Inc.	Secured Loan(9)(14)	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	12,000	11,929	12,105
	Secured Loan(9)(14)	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	6,000	5,949	6,059
Total Vox Media Holdings, Inc.					18,000	17,878	18,164

Sub-total: Marketing, Media, and Entertainment (4.0%)*					$47,146	$48,236	$47,622

Multi-Sector Holdings
Trinity Investor JV I LLC (f.k.a. i40, LLC)(10)(20)	Secured Loan⁽¹⁴⁾	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	6,083	6,083	6,083

Sub-total: Multi-Sector Holdings (0.5%)*					$6,083	$6,083	$6,083

Real Estate Technology
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$3,319	$3,469	$3,372
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	4,705	4,892	4,797
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	3,735	3,870	3,830
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	4,552	4,694	4,692
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	3,801	3,904	3,905
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	2,507	2,565	2,596
Total BlueGround US, Inc.					22,619	23,394	23,192

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,232	$4,755

Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,889	$12,785
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	2,020	1,735
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,313	3,709
Total Knockaway, Inc.					21,009	21,222	18,229

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$18,384	$17,763

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$4,779	$4,899	$4,865
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,762	12,682
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,593	12,635
Total Orchard Technologies, Inc.					29,779	30,254	30,182

Sub-total: Real Estate Technology (7.9%)*					$96,407	$98,486	$94,121

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Software as a Service ("SaaS")
All Seated, Inc.	Secured Loan	February 28, 2022	March 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.5% ⁽⁸⁾	$6,000	$6,059	$5,895

BackBlaze, Inc.	Equipment Financing	January 16, 2020	August 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	$6	$37	$37
	Equipment Financing	January 16, 2020	September 1, 2023	Fixed interest rate 7.7%; EOT 11.5%	13	43	43
	Equipment Financing	January 16, 2020	October 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	18	48	48
	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	80	176	174
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	129	253	249
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	131	236	231
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	151	255	251
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	146	234	229
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	49	74	72
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	340	502	489
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	442	600	581
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	87	113	110
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	1,313	1,572	1,516
Total BackBlaze, Inc.					2,905	4,143	4,030

The Tomorrow Companies, Inc.	Secured Loan(9)(14)	December 14, 2022	January 1, 2028	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	3,250	3,202	3,231

Sub-total: SaaS (1.1%)*					$12,155	$13,404	$13,156

Space Technology
Astranis Space Technology Corporation	Equipment Financing(9)(14)	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$14,362	$14,356	$14,359

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$30,000	$30,299	$30,417

Hadrian Automation, Inc.	Equipment Financing⁽¹⁴⁾	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$346	$345	$341
	Equipment Financing⁽¹⁴⁾	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	3,596	3,583	3,561
	Equipment Financing⁽¹⁴⁾	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	2,568	2,557	2,558
	Equipment Financing(9)(14)	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	4,524	4,511	4,580
	Equipment Financing(9)(14)	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	1,093	1,078	1,127
	Equipment Financing(9)(14)	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	978	973	1,020
	Equipment Financing(9)(14)	March 29, 2023	March 1, 2027	Fixed interest rate 16.4%; EOT 0.0%	3,003	2,988	2,988
Total Hadrian Automation, Inc.					16,108	16,035	16,175

Hermeus Corporation	Equipment Financing(9)(14)	August 9, 2022	March 1, 2026	Fixed interest rate 9.6%; EOT 6.0%	$861	$887	$853
	Equipment Financing(9)(14)	October 11, 2022	May 1, 2026	Fixed interest rate 11.8%; EOT 6.0%	1,548	1,574	1,541
	Equipment Financing(9)(14)	April 12, 2023	November 1, 2026	Fixed interest rate 12.6%; EOT 6.0%	2,064	2,039	2,039
Total Hermeus Corporation					$4,473	$4,500	$4,433
Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$5,022	$4,869

Sub-total: Space Technology (5.9%)*					$69,943	$70,212	$70,253

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	$5,290	$5,553	$5,205
	Secured Loan	December 15, 2021	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,116	2,221	2,082
	Secured Loan	February 23, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,645	2,776	2,603
	Secured Loan	March 16, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	3,174	3,331	3,123
	Secured Loan	April 18, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,645	2,776	2,603
	Secured Loan	April 18, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,645	2,776	2,603
	Secured Loan	May 17, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	5,290	5,552	5,205
	Secured Loan	June 22, 2022	September 30, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,645	2,776	2,603
Total NextCar Holding Company, Inc.					26,450	27,761	26,027

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$5,038	$4,777

Sub-total: Transportation Technology (2.6%)*					$31,450	$32,799	$30,804

Total: Debt Securities- United States (87.1%)*					$1,042,372	$1,056,020	$1,035,770

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Secured Loan	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	$10,258	$10,508	$10,085
	Secured Loan	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	5,129	5,254	4,964
Total Nexii Building Solutions, Inc.					15,387	15,762	15,049

Sub-total: Construction Technology (1.3%)*					$15,387	$15,762	$15,049

Digital Assets Technology and Services
Hut 8 Holdings, Inc. (10)	Equipment Financing	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$15,941	$16,641	$16,391

Sub-total: Digital Assets Technology and Services (1.4%)*					$15,941	$16,641	$16,391

Supply Chain Technology
GoFor Industries, Inc. (10)(20)	Secured Loan(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,570	$9,385	$7,322

Sub-total: Supply Chain Technology (0.6%)*					$9,570	$9,385	$7,322

Total: Debt Securities- Canada (3.3%)*					$40,898	$41,788	$38,762
Debt Securities- Europe

Industrials
Aledia, Inc. (10)	Equipment Financing⁽¹⁴⁾	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$11,147	$11,936	$11,577
	Equipment Financing⁽¹⁴⁾	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	814	855	835
	Equipment Financing⁽¹⁴⁾	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	1,139	1,186	1,164
	Equipment Financing⁽¹⁴⁾	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	1,871	1,933	1,913
Total Aledia, Inc.					14,971	15,910	15,489

Sub-total: Industrials (1.3%)*					$14,971	$15,910	$15,489

Space Technology
All.Space Networks, Limited.(10)	Secured Loan⁽¹⁴⁾	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,961	$10,074

Sub-total: Space Technology (0.8%)*					$10,000	$9,961	$10,074

Total: Debt Securities- Europe (2.1%)*					$24,971	$25,871	$25,563

Total: Debt Securities (92.5%)(19)*					$1,108,241	$1,123,679	$1,100,095

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Automation & Internet of Things

Ambient Photonics, Inc.	Warrant⁽¹⁴⁾	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$48	$95

Everalbum, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2026	Preferred Series A⁽¹⁷⁾	851,063	$0.10	$25	$1

Hologram, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$295

Presto Automation, Inc.	Warrant(7)(14)	January 16, 2020	April 28, 2027	Common Stock	402,679	$0.37	$185	$1,638
	Warrant(7)(14)	January 16, 2020	July 28, 2027	Common Stock	170,997	$5.85	28	156
Total Presto Automation, Inc.							213	1,794

Stratifyd, Inc.	Warrant⁽¹⁴⁾	September 3, 2021	September 3, 2031	Preferred Series B-2⁽¹⁷⁾	106,719	$2.53	$56	$22

Sub-Total: Automation & Internet of Things (0.2%)*							$391	$2,207

Connectivity
Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$968	$1,969

Vertical Communications, Inc. (20)	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	July 11, 2026	Preferred Series A⁽¹⁷⁾	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$2

Sub-Total: Connectivity (0.2%)*							$990	$1,971

Construction Technology
Project Frog, Inc. (20)	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Preferred Series AA-1⁽¹⁷⁾	211,649	$0.19	$9	$1
	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Common Stock	180,340	$0.19	9	1
	Warrant⁽¹⁴⁾	August 3, 2021	December 31, 2031	Preferred Series CC⁽¹⁷⁾	250,000	$0.01	20	27
Total Project Frog, Inc.							38	29

Sub-total: Construction Technology (0.0%)*							$38	$29

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Consumer Products & Services
BaubleBar, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 29, 2027	Preferred Series C⁽¹⁷⁾	531,806	$1.96	$638	$240
	Warrant⁽¹⁴⁾	January 16, 2020	April 20, 2028	Preferred Series C⁽¹⁷⁾	60,000	$1.96	72	27
Total BaubleBar, Inc.							710	267

Boosted eCommerce, Inc.	Warrant⁽¹⁴⁾	December 18, 2020	December 14, 2030	Preferred Series A-1⁽¹⁷⁾	759,263	$0.84	$259	$26

Fernished, Inc.	Warrant⁽¹⁴⁾	May 5, 2021	May 5, 2031	Common Stock	54,427	$0.15	$39	$—
	Warrant⁽¹⁴⁾	November 30, 2022	November 30, 2032	Common Stock	25,547	$0.15	20	—
Total Fernished, Inc.							$59	$—
,
Happiest Baby, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$70

Madison Reed, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 23, 2027	Preferred Series C⁽¹⁷⁾	194,553	$2.57	$185	$486
	Warrant⁽¹⁴⁾	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	141
	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	115
Total Madison Reed, Inc.							312	742

Ogee, Inc.	Warrant⁽¹⁴⁾	February 14, 2023	February 14, 2033	Preferred Series A-3⁽¹⁷⁾	259,222	$0.68	$57	$53

Portofino Labs, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$79
	Warrant⁽¹⁴⁾	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	32
Total Portofino Labs, Inc.							259	111

Quip NYC, Inc.	Warrant⁽¹⁴⁾	March 9, 2021	March 9, 2031	Preferred Series A-1⁽¹⁷⁾	10,833	$48.46	$203	$42

Rinse, Inc.	Warrant⁽¹⁴⁾	May 10, 2022	May 10, 2032	Preferred Series C⁽¹⁷⁾	278,761	$1.13	$118	$218

SI Tickets, Inc.	Warrant⁽¹⁴⁾	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$44

Super73, Inc.	Warrant⁽¹⁴⁾	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$641

Trendly, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	August 10, 2026	Preferred Series A⁽¹⁷⁾	245,506	$1.14	$222	$7

VitaCup, Inc.	Warrant⁽¹⁴⁾	June 23, 2021	June 23, 2031	Preferred Series C⁽¹⁷⁾	68,996	$2.79	$9	$1

Whoop, Inc.	Warrant⁽¹⁴⁾	May 17, 2023	May 17, 2033	Common Stock	2,579,723	$0.43	$765	$765

Sub-Total: Consumer Products & Services (0.3%)*							$3,433	$2,987

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Education Technology
Medical Sales Training Holding Company	Warrant⁽¹⁴⁾	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$4

Yellowbrick Learning, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$228	$4

Finance and Insurance
DailyPay, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$355

Dynamics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Eqis Capital Management, Inc.	Warrant⁽¹⁴⁾	June 15, 2022	June 15, 2032	Preferred Class B⁽¹⁷⁾	904,000	$0.99	$10	$7

Petal Card, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$229
	Warrant⁽¹⁴⁾	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	157
	Warrant⁽¹⁴⁾	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	97
	Warrant⁽¹⁴⁾	June 20, 2023	June 20, 2033	Preferred Series C⁽¹⁷⁾	402,434	$0.01	1,523	1,523
Total Petal Card, Inc.							2,179	2,006

RealtyMogul, Co.	Warrant⁽¹⁴⁾	January 16, 2020	December 18, 2027	Preferred Series B⁽¹⁷⁾	234,421	$3.88	$285	$13

Slope Tech, Inc.	Warrant⁽¹⁴⁾	September 14, 2022	September 14, 2032	Common Stock	45,485	$0.88	$109	$217

ZenDrive, Inc.	Warrant⁽¹⁴⁾	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$2

Sub-Total: Finance and Insurance (0.2%)*							$2,849	$2,600

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant⁽¹⁴⁾	October 28, 2022	October 28, 2032	Preferred Class B⁽¹⁷⁾	3,741	$140.21	$287	$219

Bowery Farming, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$235
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	96
	Warrant⁽¹⁴⁾	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	93
Total Bowery Farming, Inc.							1,187	$424

Daring Foods, Inc.	Warrant⁽¹⁴⁾	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$109

DrinkPak, LLC	Warrant(9)(14)	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$3
	Warrant(9)(14)	February 17, 2023	February 17, 2033	Common Stock	13,618	$18.89	29	18
Total DrinkPak, LLC							$36	$21

Emergy, Inc.	Warrant(9)(14)	October 5, 2022	October 5, 2032	Common Stock	40,516	$3.96	$181	$112

GrubMarket, Inc.	Warrant⁽¹⁴⁾	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$2,750

PSB Holdings, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$10
	Warrant⁽¹⁴⁾	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	110
Total PSB Holdings, Inc.							657	120

The Fynder Group, Inc.	Warrant⁽¹⁴⁾	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$78

Zero Acre Farms, Inc.	Warrant⁽¹⁴⁾	December 23, 2022	December 23, 2032	Common Stock	20,181	$2.13	$79	$80

Sub-Total: Food and Agriculture Technologies (0.3%)*							$2,716	$3,913

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant⁽¹⁴⁾	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$2

Edeniq, Inc.	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,685,501	$0.22	$—	$166
	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,184,672	$0.01	—	305
	Warrant(11)(14)	January 16, 2020	June 29, 2027	Preferred Series C⁽¹⁷⁾	5,106,972	$0.44	—	58
	Warrant(11)(14)	January 16, 2020	November 2, 2028	Preferred Series C⁽¹⁷⁾	3,850,294	$0.01	—	936
	Warrant(14)	November 29, 2021	November 29, 2031	Preferred Series D⁽¹⁷⁾	154,906,320	$0.01	7	1,759
Total Edeniq, Inc.(20)							7	3,224

Footprint International Holding, Inc.	Warrant⁽¹⁴⁾	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$2
	Warrant⁽¹⁴⁾	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	4
	Warrant⁽¹⁴⁾	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	1
Total Footprint International Holding, Inc.							4,614	7

Mainspring Energy, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$581
	Warrant⁽¹⁴⁾	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	337
	Warrant⁽¹⁴⁾	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	552
Total Mainspring Energy, Inc.							853	1,470

RTS Holding, Inc.	Warrant(9)(14)	December 10, 2021	December 10, 2031	Preferred Series C⁽¹⁷⁾	2,314	$205.28	$75	$260
	Warrant(9)(14)	October 10, 2022	October 10, 2032	Preferred Series D⁽¹⁷⁾	917	$196.50	87	123
Total RTS Holding, Inc.							$162	$383

Sub-Total: Green Technology (0.4%)*							$5,672	$5,086

Healthcare
Dentologie Enterprises, Inc.	Warrant(9)(14)	October 14, 2022	October 14, 2032	Common Stock	51,633	$0.76	$66	$66

Exer Holdings, LLC	Warrant⁽¹⁴⁾	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$80

Hospitalists Now, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 30, 2026	Preferred Series D-2⁽¹⁷⁾	135,807	$5.89	$71	$589
	Warrant⁽¹⁴⁾	January 16, 2020	December 6, 2026	Preferred Series D-2⁽¹⁷⁾	750,000	$5.89	391	3,255
Total Hospitalists Now, Inc.							462	3,844

Lark Technologies, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$77
	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	81
	Warrant⁽¹⁴⁾	December 22, 2022	December 22, 2032	Preferred Series D⁽¹⁷⁾	97,970	$2.49	58	91
Total Lark Technologies, Inc.							493	249

Sub-Total: Healthcare (0.4%)*							$1,114	$4,239

Human Resource Technology
BetterLeap, Inc.	Warrant⁽¹⁴⁾	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$15

Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$284

Sub-Total: Human Resource Technology (0.0%)*							$134	$299

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Industrials
3DEO, Inc.	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$60
	Warrant⁽¹⁴⁾	July 31, 2022	July 31, 2032	Common Stock	37,311	$1.35	1	63
Total 3DEO, Inc.							$94	$123

SBG Labs, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2023	Preferred Series A-1⁽¹⁷⁾	42,857	$0.70	$13	$56
	Warrant⁽¹⁴⁾	January 16, 2020	September 18, 2024	Preferred Series A-1⁽¹⁷⁾	25,714	$0.70	8	33
	Warrant⁽¹⁴⁾	January 16, 2020	January 14, 2024	Preferred Series A-1⁽¹⁷⁾	21,492	$0.70	7	28
	Warrant⁽¹⁴⁾	January 16, 2020	March 24, 2025	Preferred Series A-1⁽¹⁷⁾	12,155	$0.70	4	16
	Warrant⁽¹⁴⁾	January 16, 2020	October 10, 2023	Preferred Series A-1⁽¹⁷⁾	11,150	$0.70	4	14
	Warrant⁽¹⁴⁾	January 16, 2020	May 6, 2024	Preferred Series A-1⁽¹⁷⁾	11,145	$0.70	4	14
	Warrant⁽¹⁴⁾	January 16, 2020	June 9, 2024	Preferred Series A-1⁽¹⁷⁾	7,085	$0.70	2	9
	Warrant⁽¹⁴⁾	January 16, 2020	May 20, 2024	Preferred Series A-1⁽¹⁷⁾	342,857	$0.70	110	445
	Warrant⁽¹⁴⁾	January 16, 2020	March 26, 2025	Preferred Series A-1⁽¹⁷⁾	200,000	$0.70	65	259
Total SBG Labs, Inc.							217	874

Sub-total: Industrials (0.1%)*							$311	$997

Life Sciences
Convergent Dental, Inc.	Warrant(9)(14)	April 21, 2023	April 21, 2033	Preferred Series D⁽¹⁷⁾	297,990	$1.61	$376	$376

Delphinus, Inc.	Warrant⁽¹⁴⁾	June 27, 2023	June 27, 2033	Preferred Series E⁽¹⁷⁾	490,482	$0.69	$48	$48

Pendulum Therapeutics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 9, 2029	Preferred Series B⁽¹⁷⁾	55,263	$1.90	$44	$3
	Warrant⁽¹⁴⁾	June 1, 2020	July 15, 2030	Preferred Series B⁽¹⁷⁾	36,844	$1.90	36	2
	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Preferred Series C⁽¹⁷⁾	322,251	$3.24	118	7
Total Pendulum Therapeutics, Inc.							198	12

Revelle Aesthetics, Inc.	Warrant⁽¹⁴⁾	May 30, 2023	May 30, 2033	Preferred Series A-2⁽¹⁷⁾	549,058	$2.16	$151	$151

RXAnte, Inc.	Warrant(9)(14)	November 21, 2022	November 21, 2032	Preferred A	18,000	$10.00	$94	$114

TMRW Life Sciences, Inc.	Warrant⁽¹⁴⁾	April 29, 2022	April 29, 2032	Preferred Class A⁽¹⁷⁾	537,966	$2.09	$160	$86

Sub-Total: Life Sciences (0.1%)*							$1,027	$787

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant⁽¹⁴⁾	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$427

Firefly Systems, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$202

Grabit Interactive Media, Inc.	Warrant⁽¹⁴⁾	April 8, 2022	April 8, 2034	Preferred Series A⁽¹⁷⁾	142,828	$1.00	$40	$77

Incontext Solutions, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant⁽¹⁴⁾	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$314

Sub-Total: Marketing, Media, and Entertainment (0.1%)*							$798	$1,020

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Real Estate Technology
Homelight, Inc.	Warrant⁽¹⁴⁾	October 1, 2022	October 1, 2032	Common Stock	5,434	$18.40	$1	$4

Knockaway, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	May 24, 2029	Preferred Series X-1⁽¹⁷⁾	8,795	$85.27	$208	$—
	Warrant⁽¹⁴⁾	November 10, 2021	November 10, 2031	Common Stock	163,500	$0.22	265	—
Total Knockaway, Inc.							473	—

Maxwell Financial Labs, Inc.	Warrant⁽¹⁴⁾	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$7
	Warrant⁽¹⁴⁾	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	7
	Warrant⁽¹⁴⁾	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	3
Total Maxwell Financial Labs, Inc.							203	17

Sub-Total: Real Estate Technology (0.0%)*							$677	$21

SaaS
All Seated, Inc.	Warrant⁽¹⁴⁾	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$21	$—

Crowdtap, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	December 16, 2025	Preferred Series B⁽¹⁷⁾	442,233	$1.09	$42	$31
	Warrant⁽¹⁴⁾	January 16, 2020	December 11, 2027	Preferred Series B⁽¹⁷⁾	100,000	$1.09	9	7
Total Crowdtap, Inc.							51	38

Gtxcel, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series C⁽¹⁷⁾	1,000,000	$0.21	$83	$—
	Warrant⁽¹⁴⁾	January 16, 2020	September 24, 2025	Preferred Series D⁽¹⁷⁾	1,000,000	$0.21	83	9
Total Gtxcel, Inc.							166	9

Lucidworks, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 27, 2026	Preferred Series D⁽¹⁷⁾	619,435	$0.77	$806	$1,253

Reciprocity, Inc.	Warrant⁽¹⁴⁾	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$63
	Warrant⁽¹⁴⁾	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	31
Total Reciprocity, Inc.							153	94

Smartly, Inc.	Warrant⁽¹⁴⁾	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$39

Utility Associates, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	June 30, 2025	Preferred Series A⁽¹⁷⁾	92,511	$4.54	$55	$—
	Warrant⁽¹⁴⁾	January 16, 2020	May 1, 2026	Preferred Series A⁽¹⁷⁾	60,000	$4.54	36	—
	Warrant⁽¹⁴⁾	January 16, 2020	May 22, 2027	Preferred Series A⁽¹⁷⁾	200,000	$4.54	120	—
Total Utility Associates, Inc.							211	—

The Tomorrow Companies, Inc.	Warrant(9)(14)	December 31, 2022	December 31, 2032	Common Stock	26,125	$1.70	$49	$64

Sub-Total: SaaS (0.1%)*							$1,541	$1,497

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant(9)(14)	April 13, 2023	April 13, 2033	Common Stock	96,847		$7.89		$47	$47

Axiom Space, Inc.	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$121	$37
	Warrant⁽¹⁴⁾	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	6
Total Axiom Space, Inc.									160	43

Hermeus Corporation	Warrant(9)(14)	August 9, 2022	August 9, 2032	Common Stock	33,450		$6.24		$252	$197

Space Perspective, Inc.	Warrant⁽¹⁴⁾	March 3, 2022	March 3, 2032	Preferred Series A⁽¹⁷⁾	221,280		$2.75		$256	$357

Sub-Total: Space Technology (0.1%)*									$715	$644

Transportation Technology
NextCar Holding Company, Inc.	Warrant⁽¹⁴⁾	December 14, 2021	December 14, 2026	Preferred Stock(17)	328,369	(13)	$1.29	(13)	$34	$—
	Warrant⁽¹⁴⁾	February 23, 2022	February 23, 2027	Preferred Stock(17)	25,653	(13)	$1.29	(13)	$3	$—
	Warrant⁽¹⁴⁾	March 16, 2022	March 16, 2027	Preferred Stock(17)	30,784	(13)	$1.29	(13)	$3	$—
	Warrant⁽¹⁴⁾	April 18, 2022	April 18, 2027	Preferred Stock(17)	282,192	(13)	$1.29	(13)	$7	$—
	Warrant⁽¹⁴⁾	September 29, 2022	September 29, 2027	Preferred Stock(17)	410,462	(13)	$1.29	(13)	$170	$—
Total NextCar Holding Company, Inc.									217	—

Sub-Total: Transportation Technology (0.0%)*									$217	$—

Total: Warrant Investments- United States (2.4%)*									$22,851	$28,301

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Warrant⁽¹⁴⁾	August 27, 2021	August 27, 2026	Common Stock	63,175	(13)	$15.83	(13)	$410	$6
	Warrant⁽¹⁴⁾	June 8, 2022	June 8, 2027	Common Stock	24,123	(13)	$20.73	(13)	204	1
Total Nexii Building Solutions, Inc.									614	7

Sub-Total: Construction Technology (0.0%)*									$614	$7

Total: Warrant Investments- Canada (0.0%)*									$614	$7

Warrant Investments- Europe

Industrials
Aledia, Inc. (10)	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Preferred Series D-3⁽¹⁷⁾	11,573	(13)	$149.01	(13)	$130	$383

Sub-Total: Information (0.0%)*									$130	$383

Space Technology
All.Space Networks, Limited. (10)	Warrant⁽¹⁴⁾	August 22, 2022	August 22, 2032	Common Stock	71,203		$21.79		$113	$—

Sub-Total: Space Technology (0.0%)*									$113	$—

Total: Warrant Investments- Europe (0.0%)*									$243	$383

Total: Warrant Investments- (2.4%)*									$23,708	$28,691

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States
Automation & Internet of Things
Rigetti & Co, Inc.	Equity(7)(14)	February 25, 2022	50,000	Common Stock	$500	$59
	Equity(7)(14)	May 18, 2021	757,297	Common Stock	506	890
Total Rigetti & Co, Inc.					1,006	949

Sub-Total: Automation & Internet of Things (0.1%)*					$1,006	$949

Connectivity
Tarana Wireless, Inc.	Equity⁽¹⁴⁾	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$413

Vertical Communications, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity⁽¹⁴⁾	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	1,365
Total Vertical Communications, Inc. (20)					3,966	1,365

Sub-Total: Connectivity (0.1%)*					$4,466	$1,778

Construction Technology
Project Frog, Inc.	Equity⁽¹⁴⁾	January 16, 2020	4,383,497	Preferred Series AA-1⁽¹⁷⁾	$352	$27
	Equity⁽¹⁴⁾	January 16, 2020	3,401,678	Preferred Series BB⁽¹⁷⁾	1,333	57
	Equity⁽¹⁴⁾	August 3, 2021	6,633,486	Common Stock	1,684	21
	Equity⁽¹⁴⁾	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	368
Total Project Frog, Inc. (20)					4,622	473

Sub-Total: Construction Technology (0.0%)*					$4,622	$473

Consumer Products & Services
Fernished, Inc.	Equity⁽¹⁴⁾	October 6, 2021	454,905	Preferred Series B-1⁽¹⁷⁾	$500	$—

Molekule, Inc.	Equity(7)(14)	January 12, 2023	2,361	Common Stock	$7	$6

Portofino Labs, Inc.	Equity⁽¹⁴⁾	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$491

Quip NYC, Inc.	Equity⁽¹⁴⁾	August 17, 2021	3,320	Preferred Series B-1⁽¹⁷⁾	$500	$340

Sub-Total: Consumer Products & Services (0.1%)*					$1,507	$837

Finance and Insurance
Dynamics, Inc.	Equity⁽¹⁴⁾	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Openly Holdings Corp.	Equity⁽¹⁴⁾	May 9, 2023	44,725	Series D	$500	$500

Slope Tech, Inc.	Equity⁽¹⁴⁾	June 20, 2023	—	Preferred ⁽¹⁷⁾	$500	$500

Sub-Total: Finance and Insurance (0.1%)*					$1,390	$1,000

Food and Agriculture Technologies
Emergy, Inc.	Equity⁽¹⁴⁾	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$523

Prüvit Ventures, Inc.	Equity⁽¹⁴⁾	January 16, 2020	30,357	Common Stock	$537	$165

Sub-Total: Food and Agriculture Technologies (0.1%)*					$1,037	$688

Green Technology
Edeniq, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$1,121
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	915
	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	133,766,138	Preferred Series D⁽¹⁷⁾	—	2,934
Total Edeniq, Inc. (20)					—	4,970

Electric Hydrogen Co.	Equity⁽¹⁴⁾	April 6, 2023	87,087	Preferred Series C⁽¹⁷⁾	$500	$500

Mainspring Energy, Inc.	Equity⁽¹⁴⁾	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$484

RTS Holding, Inc.	Equity(9)(14)	July 5, 2022	2,035	Preferred Series D⁽¹⁷⁾	$334	$618
	Equity(9)(14)	February 15, 2023	1,966	Preferred Series D-1⁽¹⁷⁾	405	607
Total RTS Holding, Inc.					$739	$1,225

Sub-Total: Green Technology (0.6%)*					$1,739	$7,179

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Healthcare
Emerald Cloud Lab, Inc.	Equity⁽¹⁴⁾	June 3, 2022	199,537	Preferred Series C⁽¹⁷⁾	$500	$497

Lark Technologies, Inc.	Equity⁽¹⁴⁾	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$191

WorkWell Prevention & Care Inc.	Equity⁽¹⁴⁾	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity⁽¹⁴⁾	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity⁽¹⁴⁾	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (20)					6,720	—

Sub-Total: Healthcare (0.1%)*					$7,720	$688

Human Resource Technology
Nomad Health, Inc.	Equity⁽¹⁴⁾	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$366

Sub-Total: Human Resource Technology (0.0%)*					$500	$366

Multi-Sector Holdings
Trinity Investor JV I LLC(10)(20)	Equity⁽¹⁴⁾	January 30, 2023	—	Preferred ⁽¹⁷⁾	$2,607	$2,684

Sub-Total: Multi-Sector Holdings (0.2%)*					$2,607	$2,684

Real Estate Technology
Knockaway, Inc.	Equity⁽¹⁴⁾	March 30, 2022	304,579	Preferred Series Y⁽¹⁷⁾	$500	$—

Orchard Technologies, Inc.	Equity⁽¹⁴⁾	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$21
	Equity⁽¹⁴⁾	March 16, 2023	50,000	Preferred Series 1⁽¹⁷⁾	500	522
Total Orchard Technologies, Inc.					$1,000	$543

Maxwell Financial Labs, Inc	Equity⁽¹⁴⁾	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$145

Sub-Total: Real Estate Technology (0.1%)*					$2,000	$688

SaaS
Smartly, Inc.	Equity⁽¹⁴⁾	March 29, 2023	136,388	Preferred Series B⁽¹⁷⁾	$500	$500

Sub-total: SaaS (0.0%)*					$500	$500

Space Technology
Astranis Space Technology Corporation	Equity(9)(14)	April 5, 2023	13,685	Preferred Series C⁽¹⁷⁾	$300	$180

Axiom Space, Inc.	Equity⁽¹⁴⁾	August 11, 2021	3,624	Preferred Series C⁽¹⁷⁾	$521	$573

Hadrian Automation, Inc.	Equity⁽¹⁴⁾	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$518

Sub-total: Space Technology (0.1%)*					$1,321	$1,271

Supply Chain Technology
3Q GoFor Holdings, LP (21)	Equity⁽¹⁴⁾	August 25, 2022	—	Preferred ⁽¹⁷⁾	$500	$—
	Equity⁽¹⁴⁾	January 17, 2023	—	Preferred ⁽¹⁷⁾	500	—
Total 3Q GoFor Holdings, LP (21)					$1,000	$—

Sub-total: Supply Chain Technology (0.0%)*					$1,000	$—

Total: Equity Investments- United States (1.6%)*					$31,415	$19,101

Equity Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Equity⁽¹⁴⁾	February 28, 2022	24,418	Common Stock	$500	$131

Sub-Total: Construction Technology (0.0%)*					$500	$131

Total: Equity Investments- Canada (0.0%)*					$500	$131

Total: Equity Investments (1.6%)*					$31,915	$19,232

Total Investment in Securities (96.5%)*					$1,179,302	$1,148,018

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$3,779	$3,779
Other cash accounts					8,489	8,489
Cash and Cash Equivalents (1.0%)*					12,268	12,268

Total Portfolio Investments and Cash and Cash Equivalents (97.6% of total assets)					$1,191,570	$1,160,286

(1)
All portfolio companies are located in North America or Europe. As of June 30, 2023, Trinity Capital Inc. (the “Company”) had five foreign domiciled portfolio companies, three of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 13.5% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)
All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)
Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions (both terms as defined in “Note 1 - Organization and Basis of Presentation”), the investment date is January 16, 2020, the date of the Formation Transactions.
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
(6)
Except as noted, all investments were valued at fair value as determined in good faith by the Company’s Board of Directors (the “Board”) using Level 3 inputs.
(7)
Asset is valued at fair value as determined in good faith by the Company's Board using Level 1 and Level 2 inputs.
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 8.25%, the 1-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) was 5.22% and the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 5.14% as of June 30, 2023.
(9)
Trinity Investor JV I LLC owns an additional portion of this security. See “Note 1 – Organization and Basis of Presentation” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 6.2% of the Company’s total assets as of June 30, 2023. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)
Investment has zero cost basis as it was purchased at a fair value of zero as part of the Formation Transactions (as defined in “Note 1 – Organization and Basis of Presentation”).
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
(18)
Investment is on non-accrual status as of June 30, 2023 and is therefore considered non-income producing.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

(19)
All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the credit facility with KeyBank (see “Note 5 – Borrowings”), except as noted.
(20)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of June 30, 2023, along with transactions during the six months ended June 30, 2023 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest
	December 31, 2022	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	June 30, 2023	Income
For the Six Months Ended June 30, 2023
Control Investments
Edeniq, Inc.	$11,879	$948	$(805)	$—	$(71)	$11,951	$1,170
3Q GoFor Holdings, LP	7,521	500	—	—	(699)	7,322	—
Project Frog, Inc.	139	—	—	—	363	502	—
Vertical Communications, Inc.	17,274	227	—	—	(373)	17,128	997
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	32
Total Control Investments	$37,313	$1,675	$(805)	$—	$(780)	$37,403	$2,199

Affiliate Investments
FemTec Health, Inc.	$1,528	$—	$(2,328)	$(26,251)	$27,051	$—	$—
Trinity Investor JV I LLC	—	8,690	—	—	77	8,767	118
Total Affiliate Investments	$1,528	$8,690	$(2,328)	$(26,251)	$27,128	$8,767	$118

Total Control and Affiliate Investments	$38,841	$10,365	$(3,133)	$(26,251)	$26,348	$46,170	$2,317

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

(1)
All portfolio companies are located in North America or Europe. As of December 31, 2022, Trinity Capital Inc. (the “Company”) had six foreign domiciled portfolio companies, four of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 17.3% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

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
(3)
Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions (both terms as defined in “Note 1 - Organization and Basis of Presentation”), the investment date is January 16, 2020, the date of the Formation Transactions.
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
(6)
Except as noted, all investments were valued at fair value as determined in good faith by the Company’s Board of Directors (the “Board”) using Level 3 inputs.
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
(11)
Investment has zero cost basis as it was purchased at a fair value of zero as part of the Formation Transactions (as defined in “Note 1 - Organization and Basis of Presentation”).
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

On January 16, 2020, Trinity Capital completed a series of transactions, the Private Offerings, and the acquisition of Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P., and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) through mergers of the Legacy Funds with and into Trinity Capital as well as Trinity Capital’s acquisition of Trinity Capital Holdings, LLC (“Trinity Capital Holdings”) (collectively, the “Formation Transactions”).

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

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in “Note 3 - Investments,” with any adjustments to fair value recognized as “Net unrealized appreciation/(depreciation) from investments” on the Consolidated Statements of Operations.

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

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of June 30, 2023 and December 31, 2022, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

Trinity Investor JV I LLC

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage Trinity Investor JV I LLC (“Trinity Investor JV I LLC” or the “JV”). The JV may invest in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The Company and the JV Partner’s initial capital commitments were $21.4 million and $150.0 million, respectively, in the form of 8.5% notes and preferred equity to the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by a board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of June 30, 2023, the Company's and the JV Partner's ownership of the JV was 12.5% and 87.5%, respectively.

The Company has agreed to offer the JV the opportunity to purchase up to 40% in dollar amount, but not less than 25% in dollar amount, of the entire amount of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on June 5, 2026. The JV is required to pay the Company a fee equal to 100 basis points of the total principal amount of each loan or equipment financing advance acquired by the JV from the Company, with 50% of the fee for each such particular loan or advance payable by the JV to the Company within two business days of the date of such acquisition or advance and the remaining 50% payable in equal monthly installments over 24 months following the date of such acquisition or advance. In addition, the JV shall pay the Company an administrative agent fee equal to 75 basis points of the daily average aggregate value of the JV's outstanding loans and equipment financings.

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. As the Company’s representatives do not comprise the majority of the board of managers of the JV and the Company does not hold a majority of the economic interests in the JV, the Company does not consolidate the JV in its financial statements.

During the three and six months ended June 30, 2023, the Company has contributed $3.5 million and $8.7 million of capital to the JV, respectively. As of June 30, 2023, the Company's investment in the JV consisted of a debt investment of $6.1 million and an equity investment of $2.6 million. The Company did not fund an investment in the JV as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company's unfunded commitment was $12.7 million and $21.4 million, respectively.

As of June 30, 2023, the JV's total investment portfolio on a fair value basis was $99.7 million. During the three and six months ended June 30, 2023, the Company received $54.8 million and $90.7 million in net proceeds from the sale of investments to the JV, respectively. During the three and six months ended June 30, 2023, the Company earned approximately $0.7 million and $1.1 million for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations, respectively. As of June 30, 2023, the Company had approximately $0.7 million in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. There were no outstanding receivables from the JV as of December 31, 2022.

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

The SEC recently adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company's Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Given the nature of lending to venture capital-backed growth-stage companies, 99.5%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted of $12.3 million and $10.6 million, respectively, of which $3.8 million and $5.6 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2023 and December 31, 2022, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right of use assets, prepaid expenses, escrow receivables and security deposits.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of June 30, 2023, and December 31, 2022, there were no material past due escrow receivables. The escrow receivable balance as of June 30, 2023, and December 31, 2022 totaled $2.4 million and $2.4 million, respectively, and was measured at fair value and held in accordance with ASC 820.

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

Income Recognition

Interest Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) payment. EOT payments to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of June 30, 2023, and December 31, 2022, the EOT payments receivable of approximately $60.7 million and $59.9 million, respectively, was included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT payment is recognized as interest income.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $2.2 million and $3.3 million in PIK interest income during the three and six months ended June 30, 2023, respectively, and no PIK interest income was recorded during the three and six months ended June 30, 2022.

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

As of June 30, 2023, a loan to one portfolio company and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $34.5 million, and a total fair value of approximately $22.5 million, or 2.0% of the fair value of the Company’s debt investment portfolio. As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7% of the fair value of the Company’s debt investment portfolio.

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

Earnings Per Share

The Company's earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Trinity Capital’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS, if any, reflects the potential dilution from the assumed conversion of the Company’s 6.00% Convertible Notes due 2025 (the “Convertible Notes”).

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of June 30, 2023 and December 31, 2022. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Debt Securities

The Company’s debt securities primarily consist of direct investments in interest-bearing secured loans and equipment financings to privately held companies based in the United States (collectively “Debt”). Secured loans are generally secured by a blanket first lien or a blanket second lien on the assets of the portfolio company. Equipment financings typically include a specific asset lien on mission-critical assets as well as a second lien on the assets of the portfolio company. These debt securities typically have a term of between three and five years from the original investment date. Certain of the debt securities are “covenant-lite” loans, which generally are loans that do not have a complete set of financial maintenance covenants and have covenants that are incurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower rather than by a deterioration in the borrower’s financial condition. The equipment financings in the investment portfolio generally have fixed interest rates. The secured loans in the investment portfolio generally have floating interest rates subject to interest rate floors. Both equipment financings and secured loans generally include an EOT payment.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Green Technology	$137,978	11.6%	$145,575	12.6%	$142,931	12.3%	$152,117	14.0%
Finance and Insurance	136,419	11.6%	136,602	11.9%	113,645	9.9%	114,131	10.4%
Life Sciences	115,716	9.8%	115,547	10.1%	71,664	6.2%	71,457	6.5%
Consumer Products & Services	103,074	8.7%	100,149	8.7%	71,811	6.2%	70,129	6.4%
Food and Agriculture Technologies	96,275	8.2%	95,932	8.4%	101,279	8.8%	101,947	9.3%
Real Estate Technology	101,163	8.6%	94,830	8.3%	102,171	8.9%	95,871	8.8%
Space Technology	82,322	7.0%	82,242	7.2%	71,476	6.2%	71,607	6.5%
Healthcare	55,161	4.7%	51,612	4.5%	88,421	7.7%	58,098	5.3%
Marketing, Media, and Entertainment	49,034	4.2%	48,642	4.2%	61,013	5.3%	60,443	5.5%
Digital Assets Technology and Services	53,260	4.5%	44,373	3.9%	60,704	5.3%	44,842	4.1%
Automation & Internet of Things	42,543	3.6%	44,289	3.9%	54,178	4.7%	54,795	5.0%
Human Resource Technology	40,993	3.5%	41,769	3.6%	40,678	3.5%	41,226	3.8%
Connectivity	36,430	3.1%	33,450	2.9%	36,099	3.1%	33,680	3.1%
Transportation Technology	33,016	2.8%	30,804	2.7%	31,338	2.7%	29,874	2.7%
Industrials	20,280	1.7%	20,430	1.8%	24,296	2.1%	23,363	2.1%
Construction Technology	22,161	1.9%	16,315	1.4%	23,731	2.1%	19,609	1.8%
SaaS	15,445	1.3%	15,153	1.3%	29,302	2.5%	29,342	2.7%
Education Technology	18,957	1.6%	14,215	1.2%	18,962	1.6%	14,334	1.3%
Multi-Sector Holdings(1)	8,690	0.7%	8,767	0.8%	—	—	—	—
Supply Chain Technology	10,385	0.9%	7,322	0.6%	9,885	0.9%	7,521	0.7%
Total	$1,179,302	100.0%	$1,148,018	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

(1)
Trinity Investor JV I LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$450,737	38.2%	$445,436	38.7%	$454,226	39.3%	$441,602	40.3%
Northeast	381,944	32.4%	371,329	32.3%	321,980	27.9%	310,322	28.4%
Mountain	125,090	10.6%	120,039	10.5%	122,862	10.7%	122,139	11.2%
South	74,653	6.3%	77,373	6.7%	103,244	8.9%	79,018	7.2%
Midwest	58,875	5.0%	50,348	4.4%	58,284	5.1%	50,636	4.6%
Southeast	10,297	0.9%	9,878	0.9%	11,290	1.0%	11,144	1.0%
Trinity Investor JV I LLC (1)	8,690	0.7%	8,767	0.8%	—	0.0%	—	0.0%
International:
Canada	42,902	3.6%	38,901	3.4%	52,406	4.5%	50,289	4.6%
Western Europe	26,114	2.3%	25,947	2.3%	29,292	2.6%	29,236	2.7%
Total	$1,179,302	100.0%	$1,148,018	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

(1)
Trinity Investor JV I LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$866,021	73.5%	$855,957	74.5%	$827,377	71.7%	$802,851	73.3%
Equipment Financing	257,658	21.8%	244,138	21.3%	266,139	23.1%	245,978	22.5%
Warrants	23,708	2.0%	28,691	2.5%	21,282	1.8%	31,724	2.9%
Equity	31,915	2.7%	19,232	1.7%	38,786	3.4%	13,833	1.3%
Total	$1,179,302	100.0%	$1,148,018	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks, including market risk, credit risk and liquidity risk. The Company identifies, measures and monitors risk through various control mechanisms, including investment limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of June 30, 2023 and December 31, 2022, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2023 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$855,957	$—	$855,957
Equipment Financings	—	—	244,138	—	244,138
Warrants	—	1,794	26,897	—	28,691
Equity	955	—	15,593	2,684	19,232
Total Investments at fair value	955	1,794	1,142,585	2,684	1,148,018
Escrow Receivable (2)	—	—	2,441	—	2,441
Cash and cash equivalents	12,268	—	—	—	12,268
Total	$13,223	$1,794	$1,145,026	$2,684	$1,162,727

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, the Company's equity investment in Trinity Investor JV I LLC is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
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

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of June 30, 2023.

	Fair Value as of
	June 30, 2023	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$803,849	Discounted Cash Flows	Hypothetical Market Yield	13.1% - 27.0%	17.4%

	147,938	Originated within the past three months	Origination Market Yield	8.5% - 15.7%	13.2%

	142,225	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 75.0%	n/a

Debt investment in the JV	6,083	Enterprise Value	n/a	n/a	n/a

Equity investments	15,593	Market Approach	Revenue Multiple (3)	0.4x - 5.2x	2.8	x
			Volatility (5)	33.3% - 86.4%	55.9%
			Risk-Free Interest Rate	2.9% - 4.7%	3.5%
			Estimated Time to Exit (in years)	1.9 - 4.0	2.4

Warrants	24,140	Market Approach	Revenue Multiple (3)	0.3x - 9.0x	2.4	x
			Company Specific Adjustment (4)	n/a	29.3%
			Volatility (5)	33.3% - 108.3%	69.6%
			Risk-Free Interest Rate	0.5% - 4.8%	3.2%
			Estimated Time to Exit (in years)	0.1 - 5.2	2.7

	2,757	Black-Scholes Option Pricing Model	Volatility (5)	33.7%- 65.4%	33.8%
			Discount for Lack of Marketability (6)	n/a	n/a
			Risk-Free Interest Rate	4.5%- 4.9%	4.9%
			Estimated Time to Exit (in years)	1.3- 2.0	2.0

Total Level 3 Investments	$1,142,585

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivable portfolio investments for the six months ended June 30, 2023 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2022	$1,048,829	$13,245	$30,989	$2,441	$1,095,504
Purchases, net of deferred fees	214,359	3,500	3,349	—	221,208
Non-cash conversion (1)	(500)	521	—	—	21
Transfers into/(out of) Level 3 (2)	—	—	—	—	—
Proceeds from sales and paydowns	(184,259)	(461)	(1,545)	—	(186,265)
Accretion of OID, EOT, and PIK payments	15,105	—	—	—	15,105
Net realized gain/(loss)	(14,543)	(13,046)	651	—	(26,938)
Change in unrealized appreciation/(depreciation)	21,104	11,834	(6,547)	—	26,391
Fair Value as of June 30, 2023	$1,100,095	$15,593	$26,897	$2,441	$1,145,026

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2023	$6,319	$(1,211)	$(6,786)	$—	$(1,678)

(1)
The non-cash conversion includes non-cash restructuring of a convertible note position to preferred equity during the period.
(2)
During the six months ended June 30, 2023, there were no transfers into or out of Level 3.

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

Fair Value of Financial Instruments Carried at Cost

As of June 30, 2023 and December 31, 2022, the carrying value of the KeyBank Credit Facility was approximately $232.0 million and $187.5 million, respectively. The carrying value of the KeyBank Credit Facility as of June 30, 2023 and December 31, 2022 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.

As of June 30, 2023 and December 31, 2022, the carrying value of the 7.00% Notes due 2025 (the “2025 Notes”) was approximately $179.5 million and $178.6 million, respectively, net of unamortized deferred financing costs of $3.0 million and $3.9 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of June 30, 2023 and December 31, 2022 was approximately $182.4 million and $183.2 million, respectively, based on the market closing price of these notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”.

As of June 30, 2023 and December 31, 2022, the carrying value of the Convertible Notes was approximately $48.4 million and $48.1 million, respectively, net of unamortized deferred financing costs and discount of $1.6 million and $1.9 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of June 30, 2023 and December 31, 2022 was approximately $48.3 million and $40.7 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $123.2 million and $122.9 million, respectively, net of unamortized deferred financing costs and discount of $1.8 million and $2.1 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of June 30, 2023, and December 31, 2022, was approximately $108.3 million and $99.2 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2023, and December 31, 2022, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.7 million, and $73.5 million, respectively, net of unamortized deferred financing fees of $1.3 million and $1.5 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of June 30, 2023 and December 31, 2022 was approximately was approximately $65.3 million and $59.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.
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

During the three months ended June 30, 2023, the Company borrowed $93.0 million and made repayments of $44.5 million under the KeyBank Credit Facility. During the six months ended June 30, 2023, the Company borrowed $147.0 million and made repayments of $102.5 million under the KeyBank Credit Facility. The Company incurred approximately $3.6 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of June 30, 2023, and December 31, 2022, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.5 million and $2.9 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had a borrowing availability of approximately$118.0 million and $162.5 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stated interest expense	$4,783	$1,791	$8,651	$2,643
Amortization of deferred financing costs	204	173	409	331
Total interest and amortization of deferred financing costs	$4,987	$1,964	$9,060	$2,974

Weighted average effective interest rate	8.6%	4.4%	8.4%	4.5%
Weighted average outstanding balance	$232,143	$180,271	$214,724	$131,357

2025 Notes

Concurrent with the completion of the Private Common Stock Offering, on January 16, 2020, the Company completed its offering of $105.0 million in aggregate principal amount of the unsecured 2025 Notes in reliance upon the available exemptions from the registration requirements of the Securities Act, the “144A Note Offering”. Keefe, Bruyette & Woods, Inc. (“KBW”), as the initial purchaser, exercised in full its option to purchase or place additional 2025 Notes and, on January 29, 2020, the Company issued and sold an additional $20.0 million in aggregate principal amount of the 2025 Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the 2025 Notes pursuant to the 144A Note Offering.

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of June 30, 2023 and December 31, 2022, unamortized deferred financing costs related to the 2025 Notes were $3.0 million and $3.9 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stated interest expense	$3,194	$2,188	$6,388	$4,375
Amortization of deferred financing costs	493	298	997	595
Total interest and amortization of deferred financing costs	$3,687	$2,486	$7,385	$4,970

Weighted average effective interest rate	8.1%	8.0%	8.1%	8.0%
Weighted average outstanding balance	$182,500	$125,000	$182,500	$125,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of

June 30, 2023 and December 31, 2022, unamortized deferred financing costs related to the August 2026 Notes were $1.8 million and $2.1 million, respectively.

The weighted average outstanding balance and the weighted average effective interest rate for the three and six months ended June 30, 2023 and 2022 was $125.0 million and 4.8%, respectively. The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stated interest expense	$1,367	$1,367	$2,735	$2,719
Amortization of deferred financing costs	144	144	288	288
Total interest and amortization of deferred financing costs	$1,511	$1,511	$3,023	$3,007

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of June 30, 2023 and December 31, 2022, unamortized deferred financing costs related to the December 2026 Notes were $1.3 million and $1.5 million, respectively.

The weighted average outstanding balance and the weighted average effective interest rate for the three and six months ended June 30, 2023 and 2022 was $75.0 million and 4.7%, respectively. The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stated interest expense	$797	$797	$1,594	$1,594
Amortization of deferred financing costs	93	93	186	186
Total interest and amortization of deferred financing costs	$890	$890	$1,780	$1,780

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of June 30, 2023. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on June 30, 2023, the conversion rate changed to 74.6205 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $13.40 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(921)	(1,109)
Original issue discount, net of accretion	(642)	(773)
Carrying value of Convertible Notes	$48,437	$48,118

The weighted average outstanding balance and the weighted average effective interest rate for the three and six months ended June 30, 2023 and 2022 was $50.0 million and 7.3%, respectively. The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stated interest expense	$750	$750	$1,500	$1,500
Amortization of deferred financing costs and original issue discount	160	160	319	319
Total interest and amortization of deferred financing costs and original issue discount	$910	$910	$1,819	$1,819

As of June 30, 2023 and December 31, 2022, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2023 and December 31, 2022 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of June 30, 2023 and December 31, 2022 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of June 30, 2023 and December 31, 2022, the Company only had unfunded commitments of $12.7 million and $21.4 million, respectively, which represented the Company's uncalled capital to the JV.

The Company did not have any other off-balance sheet financings or liabilities as of June 30, 2023 or December 31, 2022. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified two significant operating leases for its headquarters in Phoenix, AZ and office space in San, Diego, CA. The lease for the Company's Phoenix, AZ (“PHX”) headquarters commenced on July 10, 2021, and expires on December 31, 2028. The PHX lease contains two five-year extension options which, if exercised, would result in a final expiration date of December 31, 2038. As of June 30, 2023, the remaining lease term for the PHX office was 5.5 years. The lease for the San Diego office commenced March 10, 2023, and expires on January 1, 2026. As of June 30, 2023, the remaining lease term for the San Diego office was 2.6 years.

The total lease expense incurred for the three months ended June 30, 2023 and 2022 was approximately $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2023 and 2022 was approximately $0.3 million and $0.2 million, respectively. As of June 30, 2023 and December 31, 2022, the right of use assets related to the office operating leases were $2.4 million and $2.1 million, respectively, and the lease liabilities were $2.6 million and $2.3 million, respectively. The discount rates determined at the commencement of the PHX and San Diego leases were 3.75% and 7.64%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of June 30, 2023 (in thousands):

For the Years Ended December 31,	Total
2023	$288
2024	575
2025	585
2026	412
2027	405
Thereafter	415
Total	$2,680

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2023, there are no material legal matters or material litigation pending of which the Company is aware.

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

Concurrent with the closing of the Private Common Stock Offering, on January 16, 2020, the Company entered into a registration rights agreement for the benefit of the purchasers of shares of its common stock in such offering and the certain of the investors in the Legacy Funds (the “Legacy Investors”) that received shares of its common stock in connection with the Formation Transactions that were not the Company’s directors, officers and affiliates. Pursuant to the terms of this registration rights agreement, the Company no longer has any registration obligations with respect to such shares because (i) such shares may be sold by any such stockholder in a single transaction without registration pursuant to Rule 144 under the Securities Act, (ii) the Company has been subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for a period of at least 90 days and is current in the filing of all such required reports and (iii) such shares have been listed for trading on the Nasdaq Global Select Market.

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

During the three months ended June 30, 2023, the Company issued and sold 719,329 shares of its common stock at a weighted-average price of $13.61 per share and raised $9.6 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program. During the six months ended June 30, 2023, the Company issued and sold 1,022,309 shares of its common stock at a weighted-average price of $13.64 per share and raised $13.7 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

During the year ended December 31, 2022, the Company issued and sold 176,148 shares of its common stock at a weighted-average price of $16.56 per share and raised $2.9 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

Stock Repurchase Program

On November 14, 2022, the Company's Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company's common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended. Unless amended or extended by the Company's Board, the Company expects the Repurchase Program to be in place until the earlier of November 11, 2023, or until $25.0 million of the Company's outstanding shares of common stock have been repurchased.

During the six months ended June 30, 2023, the Company repurchased 91,691 shares of its outstanding common stock at a weighted average price of $10.91. During the three months ended June 30, 2023, the Company did not repurchase outstanding common stock.

During the year ended December 31, 2022, the Company repurchased 185,722 shares of its outstanding common stock at a weighted average price of $10.77. All repurchased shares were immediately canceled and thus Trinity Capital holds no treasury stock. Under the Repurchase Program, as of June 30, 2023, the Company may, but is not obligated to, repurchase up to an additional $22.0 million of the Company's outstanding shares of common stock.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended June 30, 2023, the Company issued 43,655 shares of common stock for a total of approximately $0.6 million under the DRIP. During the six months ended June 30, 2023, the Company issued 97,840 shares of common stock for a total of approximately $1.2 million under the DRIP.

During the year ended December 31, 2022, the Company issued 187,923 shares of common stock for a total of approximately $3.0 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
			Total	$5.62

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2023. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2023 and 2022 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2023	Grant Date Fair Value	June 30, 2022	Grant Date Fair Value
Unvested as of Beginning of Period	1,041,721	$16.98	536,552	$16.48
Shares Granted	783,100	$12.85	698,943	$17.30
Shares Vested and Forfeited	(319,342)	$16.96	(99,945)	$16.55
Unvested as of Ending of Period	1,505,479	$14.84	1,135,550	$16.98

Fair Value of Granted Stock	$10,063		$12,092
Compensation cost recognized	$3,970		$2,464

As of June 30, 2023, there was approximately $21.3 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2022, there was approximately $15.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.7 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2023. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2023 and 2022 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2023	Grant Date Fair Value	June 30, 2022	Grant Date Fair Value
Unvested as of Beginning of Period,	13,540	$14.77	6,066	$16.48
Shares Granted	15,196	$13.16	19,320	$15.53
Shares Vested and Forfeited	(13,540)	$14.77	(11,846)	$16.88
Unvested as of Ending of Period,	15,196	$13.16	13,540	$14.77

Fair Value of Granted Stock	$200		$300
Compensation cost recognized	$100		$169

As of June 30, 2023, there was approximately $0.2 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a one-year period. As of December 31, 2022, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings per common share - basic
Numerator for basic earnings per share	$19,882	$(7,723)	$42,366	$(16,787)
Denominator for basic weighted average shares	36,024,566	30,955,022	35,551,947	29,188,790
Earnings/(Loss) per common share - basic	$0.55	$(0.25)	$1.19	$(0.58)
Earnings per common share - diluted
Numerator for increase in net assets per share	$19,882	$(7,723)	$42,366	$(16,787)
Adjustment for interest expense and deferred financing costs on Convertible Notes(1)	910	—	1,819	—
Numerator for diluted earnings per share	20,792	(7,723)	44,185	(16,787)
Denominator for basic weighted average shares	36,024,566	30,955,022	35,551,947	29,188,790
Adjustment for dilutive effect of Convertible Notes(1)	3,666,795	—	3,666,795	—
Denominator for diluted weighted average shares	39,691,361	30,955,022	39,218,742	29,188,790
Earnings/(Loss) per common share - diluted	$0.52	$(0.25)	$1.13	$(0.58)

(1)
No adjustments for interest or incremental shares were included for the three and six months ended June 30, 2022, because the effect would be antidilutive.

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

For the three and six months ended June 30, 2023, $0.7 million and $1.3 million, respectively, was recorded for U.S. federal excise tax. For the three and six months ended June 30, 2022, $0.7 million and $1.3 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Tax Cost of Investments (1)	1,193,222	$1,166,744

	June 30, 2023	December 31, 2022
Unrealized appreciation	$29,946	$27,223
Unrealized depreciation	(62,882)	(88,970)
Net unrealized appreciation/(depreciation) from investments	$(32,936)	$(61,747)

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Per Share Data: (1)
Net asset value, beginning of period	$13.15	$16.40

Net investment income	1.17	1.07
Net realized and unrealized gains/(losses) on investments (2)	0.02	(1.65)
Net increase/(decrease) in net assets resulting from operations	1.19	(0.58)

Offering costs	(0.01)	(0.08)
Effect of shares issued and repurchased (3)	(0.18)	—
Distributions (4)	(1.00)	(1.12)
Total increase/(decrease) in net assets	—	(1.78)

Net asset value, end of period	$13.15	$14.62

Shares outstanding, end of period	36,664,864	31,355,832
Weighted average shares outstanding	35,551,947	29,188,790
Total return based on net asset value (5)(9)	7.6%	(4.0)%
Total return based on market value (6)(9)	32.1%	(13.6)%

Ratio/Supplemental Data:
Per share market value at end of period	$13.26	$14.47
Net assets, end of period	$481,995	$458,342
Ratio of total expenses to average net assets(10)	19.8%	15.6%
Ratio of net investment income to average net assets(10)	17.8%	14.4%
Ratio of interest and credit facility expenses to average net assets(10)	9.9%	6.7%
Portfolio turnover rate(7)(9)	16.7%	21.7%
Asset coverage ratio (8)	172.5%	177.0%

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
(8)
Based on outstanding debt of $664.5 million and $595.0 million as of June 30, 2023 and 2022, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of June 30, 2023, and December 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
June 30, 2023(5)	$—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
June 30, 2023	$232,000	1,725	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
June 30, 2023	$182,500	1,725	—	$1,005.81
December 31, 2022	182,500	1,741	—	1,005.96
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
June 30, 2023	$50,000	1,725	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
June 30, 2023	$125,000	1,725	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
June 30, 2023	$75,000	1,725	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Total
June 30, 2023	$664,500	1,725	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the three and six months ended June 30, 2023 and the year ended December 31, 2022, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. Additionally, in connection with the Company’s IPO, certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the three and six months ended June 30, 2023 and the year ended December 31, 2022, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

On December 5, 2022, the Company and the JV Partner formed an unconsolidated joint venture to co-invest with the Company. Refer to “Note 1 – Organization and Basis of Presentation” for further details on the Company’s investment in the JV.

Note 13. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU 2020-04 provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. The Company adopted the guidance during the quarter and its adoption had no material impact on the Company's consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. The early adoption of ASU 2022-03 did not have a material impact on the Company’s financial statements.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2023, including but not limited to the following:

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
•
our ability to make distributions; and

•
our ability to maintain our status as a BDC under the Investment Company Act of 1940 as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“the Code”).

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

On January 16, 2020, through a series of transactions (the “Formation Transactions”), we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P. (“Fund II”), Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P. and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) and all of their respective assets (the “Legacy Assets”), including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC (“Trinity Capital Holdings”), a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions, we used a portion of the proceeds from our private equity offering and private debt offering that occurred on January 16, 2020 (the “Private Offerings”).

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

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage Trinity Investor JV I LLC (f.k.a. i40, LLC) (“Trinity Investor JV I LLC” or the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. To achieve these goals, the Company has agreed to offer the JV the opportunity to purchase up to 40% in dollar amount, but not less than 25% in dollar amount, of the entire amount of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on June 5, 2026.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company's Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

In addition, the Company may also be entitled to an end-of-term (“EOT”) fee. EOT payments related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of June 30, 2023 and December 31, 2022, the Company had EOT payments receivable of approximately $60.7 million and $59.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2023, our investment portfolio had an aggregate fair value of approximately $1,148.0 million and was comprised of approximately $856.0 million in secured loans, $244.1 million in equipment financings, and $47.9 million in equity and warrants, across 117 portfolio companies. As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $1,094.4 million and was comprised of approximately $802.9 million in secured loans, $246.0 million in equipment financings, and $45.5 million in equity and warrants, across 116 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022

		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	73.5%	74.5%	71.7%	73.3%
Equipment Financings	21.8%	21.3%	23.1%	22.5%
Equity	2.7%	1.7%	3.4%	1.3%
Warrants	2.0%	2.5%	1.8%	2.9%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2023 and December 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2023		December 31, 2022
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	38.2%	38.7%	39.3%	40.3%
Northeast	32.4%	32.3%	27.9%	28.4%
Mountain	10.6%	10.5%	10.7%	11.2%
South	6.3%	6.7%	8.9%	7.2%
Midwest	5.0%	4.4%	5.1%	4.6%
Southeast	0.9%	0.9%	1.0%	1.0%
Trinity Investor JV I LLC(1)	0.7%	0.8%	0.0%	0.0%
International:
Canada	3.6%	3.4%	4.5%	4.6%
Western Europe	2.3%	2.3%	2.6%	2.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Trinity Investor JV I LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Fair		Fair
Industry	Cost	Value	Cost	Value
Green Technology	11.6%	12.6%	12.3%	14.0%
Finance and Insurance	11.6%	11.9%	9.9%	10.4%
Life Sciences	9.8%	10.1%	6.2%	6.5%
Consumer Products & Services	8.7%	8.7%	6.2%	6.4%
Food and Agriculture Technologies	8.2%	8.4%	8.8%	9.3%
Real Estate Technology	8.6%	8.3%	8.9%	8.8%
Space Technology	7.0%	7.2%	6.2%	6.5%
Healthcare	4.7%	4.5%	7.7%	5.3%
Marketing, Media, and Entertainment	4.2%	4.2%	5.3%	5.5%
Digital Assets Technology and Services	4.5%	3.9%	5.3%	4.1%
Automation & Internet of Things	3.6%	3.9%	4.7%	5.0%
Human Resource Technology	3.5%	3.6%	3.5%	3.8%
Connectivity	3.1%	2.9%	3.1%	3.1%
Transportation Technology	2.8%	2.7%	2.7%	2.7%
Industrials	1.7%	1.8%	2.1%	2.1%
Construction Technology	1.9%	1.4%	2.1%	1.8%
SaaS	1.3%	1.3%	2.5%	2.7%
Education Technology	1.6%	1.2%	1.6%	1.3%
Multi-Sector Holdings(1)	0.7%	0.8%	0.0%	0.0%
Supply Chain Technology	0.9%	0.6%	0.9%	0.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Trinity Investor JV I LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

As of June 30, 2023 and December 31, 2022, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.0 and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2023 and December 31, 2022, the Company’s ten largest portfolio companies represented approximately 29.8% and 31.7%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of June 30, 2023 and December 31, 2022, the Company had 14 and 16 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the six months ended June 30, 2023, we invested approximately $116.8 million in seven new portfolio companies, and approximately $110.1 million in 17 existing portfolio companies, excluding deferred fees. During the six months ended June 30, 2023, we received an aggregate of $186.3 million in proceeds from repayments and sales of our investments, including proceeds of approximately $125.7 million from early repayments on our debt investments and sales of debt investments.

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

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Beginning Portfolio, at fair value	$1,094,386	$873,470
Purchases, net of deferred fees	223,831	627,211
Non-cash conversion	21	—
Principal payments received on investments	(58,569)	(124,018)
Proceeds from early debt repayments	(26,864)	(149,769)
Sales of investments	(100,832)	(62,767)
Accretion of OID, EOT, and PIK payments	15,105	32,220
Net realized gain/(loss)	(26,976)	32,853
Change in unrealized appreciation/(depreciation)	27,916	(134,814)
Ending Portfolio, at fair value	$1,148,018	$1,094,386

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2023 and December 31, 2022 (dollars in thousands):

		June 30, 2023		December 31, 2022
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$8,758	0.8%	$2,729	0.3%
3.0 - 3.9	Strong Performance	272,933	24.8%	239,872	22.9%
2.0 - 2.9	Performing	762,695	69.3%	756,596	72.1%
1.6 - 1.9	Watch	34,410	3.1%	39,315	3.7%
1.0 - 1.5	Default/Workout	15,216	1.4%	10,317	1.0%
Total Debt Investments excluding Trinity Investor JV I LLC		1,094,012	99.4%	1,048,829	100.0%
.	Trinity Investor JV I LLC	6,083	0.6%	—	—
Total Debt Investments		$1,100,095	100.0%	$1,048,829	100.0%

As of June 30, 2023 and December 31, 2022, our debt investments had a weighted average risk rating score of 2.8 and 2.8, respectively.

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

As of June 30, 2023, loans to one portfolio company and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $34.5 million, and a total fair value of approximately

$22.5 million, or 2.0%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and six months ended June 30, 2023 and 2022.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stated interest income	$35,949	$25,097	$69,754	$45,355
Amortization of OID and EOT	5,825	5,998	11,220	10,987
Acceleration of OID and EOT	2,755	1,416	4,086	4,575
Prepayment penalty and related fees	300	125	300	2,680
Other fee income	1,216	822	2,223	1,706
Total investment income	$46,045	$33,458	$87,583	$65,303

For the three and six months ended June 30, 2023, total investment income was approximately $46.0 million and $87.6 million, respectively, which represents an approximate effective yield of 16.2% and 15.6%, respectively, on the average investments during the periods. For the three and six months ended June 30, 2022, total investment income was approximately $33.5 million and $65.3 million, respectively, which represents an approximate effective yield of 13.8% and 14.9%, respectively, on the average investments during the periods. The increase in investment income for the three and six months ended June 30, 2023 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and higher stated interest rates.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, excise taxes, professional fees and general and administrative expenses. Our operating expenses totaled approximately $23.9 million and $17.8 million for the three months ended June 30, 2023 and 2022, respectively, and $46.2 million and $34.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in our operating expenses for the three and six months ended June 30, 2023 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 7.00% Notes due 2025 (the “2025 Notes”), the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), and the 6.00% Convertible Notes due 2025 (the “Convertible Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $12.0 million and $7.8 million for the three months ended June 30, 2023 and 2022, respectively, $23.1 million and $14.6 million for the six months ended June 30, 2023 and 2022, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.2% and 5.6% for the three months ended June 30, 2023 and 2022, respectively, and 7.1% and 5.8% for the six months ended June 30, 2023 and 2022, respectively. The increase in interest expense for the three and six months ended June 30, 2023 was primarily due to increased borrowings and increased base rate under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $8.4 million and $6.9 million for the three months ended June 30, 2023 and 2022, respectively, and $16.0 million and $13.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in employee compensation expenses for the three and six months ended June 30, 2023 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of June 30, 2023 and 2022, the Company had 61 and 52 employees, respectively.

2019 Long Term Incentive Plan

The Board and the Company’s stockholders have adopted and approved the (i) 2019 Trinity Capital Inc., Long-Term Incentive Plan (the “2019 Long Term Incentive Plan”); and (ii) Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (the “2019 Restricted Stock Plan”), with each plan becoming effective on June 17, 2021 The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2023 and 2022 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2023	Grant Date Fair Value	June 30, 2022	Grant Date Fair Value
Unvested as of Beginning of Period	1,041,721	$16.98	536,552	$16.48
Shares Granted	783,100	$12.85	698,943	$17.30
Shares Vested and Forfeited	(319,342)	$16.96	(99,945)	$16.55
Unvested as of Ending of Period	1,505,479	$14.84	1,135,550	$16.98

Fair Value of Granted Stock	$10,063		$12,092
Compensation cost recognized	$3,970		$2,464

Excise Taxes

We accrue excise tax on estimated undistributed taxable income and gain as required on an annual basis. Our excise taxes totaled approximately $0.7 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, talent acquisition fees and other consulting fees, totaled approximately $1.4 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. The increase in professional fees expenses for the three and six months ended June 30, 2023 resulted primarily from increased legal fees, third-party valuation fees, and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $1.5 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $3.0 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.

Net Investment Income

For the three months ended June 30, 2023 and 2022, we recognized approximately $46.0 million and $33.5 million in total investment income as compared to approximately $23.9 million and $17.8 million in total expenses, including excise tax expense, resulting in net investment income of $22.1 million and $15.7 million, respectively.

For the six months ended June 30, 2023 and 2022, we recognized approximately $87.6 million and $65.3 million in total investment income as compared to approximately $46.2 million and $34.0 million in total expenses including excise tax expense, resulting in net investment income of $41.4 million and $31.3 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the six months ended June 30, 2023, our gross realized gains primarily consisted of the repayment of one loan, one equipment financing, and one warrant, and our gross realized losses primarily consisted of the exit of our debt and equity positions in two portfolio companies. During the six months ended June 30, 2022, our gross realized gains primarily consisted of the sale of our equity positions in two portfolio companies, and our gross realized losses primarily consisted of the sale of our debt positions in two portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and six months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized gain/(loss) on investments:
Gross realized gains	$3,262	$511	$3,800	$53,807
Gross realized losses	(29,873)	(10,128)	(30,776)	(10,780)
Total net realized gains/(losses) on investments	$(26,611)	$(9,617)	$(26,976)	$43,027

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

Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gross unrealized appreciation	$11,321	$9,945	$21,638	$17,826
Gross unrealized depreciation	(13,613)	(33,636)	(21,819)	(45,856)
Third party participation	—	—	—	—
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	26,688	9,871	28,097	(63,108)
Total net unrealized gains/(losses) on investments	$24,396	$(13,820)	$27,916	$(91,138)

During the three months ended June 30, 2023, our net unrealized appreciation totaled approximately $24.4 million, which included net unrealized appreciation of $11.5 million from our warrant and equity investments and net unrealized appreciation of $12.9 million from our debt investments.

During the six months ended June 30, 2023, our net unrealized appreciation totaled approximately $27.9 million, which included net unrealized appreciation of $6.8 million from our warrant and equity investments and net unrealized appreciation of $21.1 million from our debt investments.

During the three months ended June 30, 2022, we recorded net unrealized depreciation of $13.8 million, which was from net unrealized depreciation of $11.4 million from our warrant and equity investments, and $2.4 million from our debt investments. During the six months ended June 30, 2022, we recorded net unrealized depreciation of $91.1 million, which was primarily from gross unrealized depreciation reclassified related to net realized gains of approximately $70.5 million related to the sale of two equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended June 30, 2023, totaled approximately $19.9 million. Net decrease in net assets resulting from operations during the three months ended June 30, 2022, was approximately $7.7 million. Net increase in net assets resulting from operations during the six months ended June 30, 2023, totaled approximately $42.4 million. Net decrease in net assets resulting from operations during the six months ended June 30, 2022, was approximately $16.8 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2023, basic net increase in net assets per common share was $0.55 and diluted net increase in net assets per common share was $0.52. For the six months ended June 30, 2023, basic net increase in net assets per common share was $1.19 and diluted net increase in net assets per common share was $1.13.

For the three months ended June 30, 2022 basic and diluted net decrease in net assets per common share were $0.25. For the six months ended June 30, 2022, basic and fully diluted net decrease in net assets per common share were $0.58.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including the 2025 Notes offering, the Convertible Notes offering, the August 2026 Notes offering and the December 2026 Notes offering, borrowings under the KeyBank Credit Facility, and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the six months ended June 30, 2023, we experienced a net increase in cash and cash equivalents in the amount of $1.7 million, which is the net result of $15.4 million of cash used in operating activities, $1.4 million of cash used in investing activities, offset by $18.5 million of cash provided by financing activities. During the six months ended June 30, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $33.5 million, which is the net result of $195.7 million of cash used in operating activities partially offset by $0.02 million of cash provided by investing activities and $162.2 million of cash provided by financing activities.

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $12.3 million and $10.6 million, respectively, of which $3.8 million and $5.6 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2023, and December 31, 2022, we did not have any restricted cash.

As of June 30, 2023 and December 31, 2022, we had approximately $118.0 million and $162.5 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of June 30, 2023, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2023, our asset coverage ratio was approximately 172.5% and our asset coverage ratio per unit was approximately $1,725. As of December 31, 2022, our asset coverage ratio was approximately 174.1% and our asset coverage ratio per unit was approximately $1,741.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with the JV to fund capital contributions through June 2026 in the amount of $21.4 million, of which $12.7 million and $21.4 million was unfunded as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any other off-balance sheet financings or liabilities as of June 30, 2023 or December 31, 2022.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2023 and December 31, 2022 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of June 30, 2023 and December 31, 2022, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2023, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$232,000	$—	$—	$232,000
2025 Notes	—	182,500	—	—	182,500
Convertible Notes	—	50,000	—	—	50,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
Operating Leases	288	1,572	820	—	2,680
Total Contractual Obligations	$288	$666,072	$820	$—	$667,180

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
			Total	$5.62

Price Range of Common Stock

Our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on January 29, 2021 under the symbol “TRIN” in connection with our initial public offering (“IPO”), which closed on February 2, 2021. Prior to our IPO, the shares of our common stock were offered and sold in transactions exempt from registration under the Securities Act. As such, there was no public market for shares of our common stock during year ended December 31, 2020. Since our IPO, our common stock has traded at prices both above and below our net asset value per share.

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On August 1, 2023, the last reported closing sales price of our common stock on Nasdaq was $14.58 per share, which represented a premium of approximately 10.9% to our net asset value per share of $13.15 as of June 30, 2023. As of August 1, 2023, we had approximately 72 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2023
Third Quarter (through August 1, 2023)	*	$14.99	$13.75	*	*	*
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(5)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47
Year Ending December 31, 2022
Fourth Quarter	$13.15	$13.82	$10.24	5.1%	(22.1)%	$0.61	(5)
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(5)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(5)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(5)
Year Ending December 31, 2021
Fourth Quarter	$16.40	$17.65	$15.79	7.6%	(3.7)%	$0.36
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

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

Recent Developments

Subsequent to the quarter ended June 30, 2023 and through the date of filing of this Quarterly Report on Form 10-Q, no material events or developments occurred that require reporting.

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

As of June 30, 2023, approximately 72.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 27.9% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$23,289	$6,960	$16,329
Up 200 basis points	$15,526	$4,640	$10,886
Up 100 basis points	$7,763	$2,320	$5,443
Down 100 basis points	$(7,584)	$(2,320)	$(5,264)
Down 200 basis points	$(14,739)	$(4,640)	$(10,099)
Down 300 basis points	$(21,721)	$(6,960)	$(14,761)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of June 30, 2023, we had five foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of June 30, 2023 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, during the three months ended June 30, 2023, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

We may be subject to risk associated with our investments in the life sciences industry.

Our investments in portfolio companies that operate in the life sciences industry represent 10.1% of our total portfolio as of June 30, 2023. Any of our portfolio companies operating in the life sciences industry may be subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the life science industries. Such portfolio companies may provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the life sciences industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

Portfolio companies in the life sciences industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore may face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Dividend Reinvestment Plan

On July 14, 2023, pursuant to its amended and restated distribution reinvestment plan, the Company issued 38,887 shares of its common stock, at a price of $14.72 per share, to stockholders of record as of June 30, 2023 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Stock Repurchase Program

On November 14, 2022, the Company's Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended. Unless amended or extended by the Company's Board, the Company expects the Repurchase Program to be in place until the earlier of November 11, 2023, or until $25.0 million of the Company's outstanding shares of common stock have been repurchased. During the quarter ended June 30, 2023, there were no repurchases of our common stock under the Repurchase Program. As of June 30, 2023, the approximate dollar value of shares that may yet be purchased under the program was $22.0 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10‑Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 30, 2023).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: August 2, 2023	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2023	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)