Form 10-Q
period 2023-09-30
Trinity Capital Inc.
filed 2023-11-01
CIK 1786108

Frecw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 31, 2023, the registrant had 43,625,847 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $44,046 and $43,375, respectively)	$33,120	$37,313
Affiliate investments (cost of $10,692 and $28,580, respectively)	11,143	1,528
Non-Control / Non-Affiliate investments (cost of $1,097,814 and $1,081,629, respectively)	1,072,289	1,055,545
Total investments (cost of $1,152,552 and $1,153,584, respectively)	1,116,552	1,094,386
Cash and cash equivalents	7,230	10,612
Interest receivable	10,920	9,971
Deferred credit facility costs	2,334	2,903
Other assets	13,890	8,567
Total assets	$1,150,926	$1,126,439

LIABILITIES
KeyBank Credit Facility	$100,000	$187,500
2025 Notes, net of $2,498 and $3,948, respectively, of unamortized deferred financing costs	180,002	178,552
August 2026 Notes, net of $1,670 and $2,103, respectively, of unamortized deferred financing costs	123,330	122,897
December 2026 Notes, net of $1,195 and $1,474, respectively, of unamortized deferred financing costs	73,805	73,526
Convertible Notes, net of $1,403 and $1,882, respectively, of unamortized deferred financing costs and discount	48,597	48,118
Distribution payable	23,353	21,326
Security deposits	14,464	15,100
Accounts payable, accrued expenses and other liabilities	17,912	19,771
Total liabilities	581,463	666,790

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 43,246,612 and 34,960,672 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	43	35
Paid-in capital in excess of par	590,819	480,532
Distributable earnings/(accumulated deficit)	(21,399)	(20,918)
Total net assets	569,463	459,649
Total liabilities and net assets	$1,150,926	$1,126,439
NET ASSET VALUE PER SHARE	$13.17	$13.15

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$1,038	$1,239	$3,238	$4,235
Affiliate investments	248	—	366	862
Non-Control / Non-Affiliate investments	43,749	35,915	126,491	92,974
Total interest and dividend income	45,035	37,154	130,095	98,071
Fee and other income:
Affiliate investments	543	—	1,671	—
Non-Control / Non-Affiliate investments	860	1,535	2,255	5,921
Total fee and other income	1,403	1,535	3,926	5,921
Total investment income	46,438	38,689	134,021	103,992

EXPENSES:
Interest expense and other debt financing costs	10,783	9,306	33,850	23,864
Compensation and benefits	8,693	7,315	24,660	20,647
Professional fees	1,272	1,261	4,101	2,984
General and administrative	1,659	1,520	4,700	4,555
Total expenses	22,407	19,402	67,311	52,050

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	24,031	19,287	66,710	51,942

Excise tax expense	625	657	1,876	1,987

NET INVESTMENT INCOME	23,406	18,630	64,834	49,955

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	(105)	—	(333)
Affiliate investments	—	(608)	(26,251)	(10,241)
Non-Control / Non-Affiliate investments	(1,868)	111	(2,593)	52,999
Net realized gain/(loss) from investments	(1,868)	(602)	(28,844)	42,425

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(4,083)	(391)	(4,865)	(11,455)
Affiliate investments	374	(13,443)	27,502	(9,794)
Non-Control / Non-Affiliate investments	(1,008)	(16,194)	562	(99,917)
Net change in unrealized appreciation/(depreciation) from investments	(4,717)	(30,028)	23,199	(121,166)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,821	$(12,000)	$59,189	$(28,786)

NET INVESTMENT INCOME PER SHARE - BASIC	$0.58	$0.56	$1.75	$1.64
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.55	0.53	$1.66	$1.55

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.42	$(0.36)	$1.60	$(0.94)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED(1)	$0.40	$(0.36)	$1.52	$(0.94)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	40,119,009	33,098,332	37,091,030	30,506,292
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	43,850,034	36,537,607	40,822,055	33,945,567

(1) For the three and nine months ended September 30, 2022, the impact of the hypothetical conversion of Convertible Notes was antidilutive (see Note 9).

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended September 30, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of June 30, 2023	36,664,864	$37	$496,825	$(14,867)	$481,995
Issuance of common stock pursuant to distribution reinvestment plan	38,887	—	573	—	573
Stock-based compensation	—	—	2,343	—	2,343
Issuance of restricted stock awards	29,427	—	—	—	—
Issuance of common stock, net of issuance costs	6,554,282	6	91,682	—	91,688
Retired and forfeited shares of restricted stock	(40,848)	—	(604)	—	(604)
Distributions to stockholders	—	—	—	(23,353)	(23,353)
Net increase/(decrease) in net assets resulting from operations	—	—	—	16,821	16,821
Balance as of September 30, 2023	43,246,612	43	590,819	(21,399)	569,463

Three Months Ended September 30, 2022:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of June 30, 2022	31,355,832	$31	$430,464	$27,847	$458,342
Issuance of common stock pursuant to distribution reinvestment plan	49,840	—	711	—	711
Stock-based compensation	—	—	1,654	—	1,654
Issuance of restricted stock awards	23,393	—	—	—	—
Issuance of common stock, net of issuance costs	3,719,904	4	55,223	—	55,227
Retired and forfeited shares of restricted stock	(26,536)	—	(397)	—	(397)
Distributions to stockholders	—	—	—	(21,073)	(21,073)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(12,000)	(12,000)
Balance as of September 30, 2022	35,122,433	$35	$487,655	$(5,226)	$482,464

Nine Months Ended September 30, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2022	34,960,672	$35	$480,532	$(20,918)	459,649
Issuance of common stock pursuant to distribution reinvestment plan	136,727	—	1,789	—	1,789
Stock based compensation	—	—	6,418	—	6,418
Issuance of restricted stock	827,723	1	(1)	—	—
Issuance of common stock, net of issuance costs	7,576,591	7	105,268	—	105,275
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)	—	(1,003)
Retired and forfeited shares of restricted stock	(163,410)	—	(2,184)	—	(2,184)
Distributions to stockholders	—	—	—	(59,670)	(59,670)
Net increase/(decrease) in net assets resulting from operations	—	—	—	59,189	59,189
Balance as of September 30, 2023	43,246,612	$43	$590,819	$(21,399)	$569,463

Nine Months Ended September 30, 2022:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2021	27,229,541	$27	$368,609	$77,897	$446,533
Issuance of common stock pursuant to distribution reinvestment plan	140,174	—	2,353	—	2,353
Stock based compensation	—	—	4,331	—	4,331
Issuance of restricted stock awards	741,656	1	—	—	1
Issuance of common stock, net of issuance costs	7,064,118	7	113,134	—	113,141
Retired and forfeited shares of restricted stock	(53,056)	—	(772)	—	(772)
Distributions to stockholders	—	—	—	(54,337)	(54,337)
Net increase/(decrease) in net assets resulting from operations	—	—	—	(28,786)	(28,786)
Balance as of September 30, 2022	35,122,433	$35	$487,655	$(5,226)	$482,464

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$59,189	$(28,786)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(366,872)	(507,325)
Proceeds from sales and paydowns of investments	362,983	283,575
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	(23,199)	121,166
Net realized gain/(loss) from investments	28,844	(42,425)
Accretion of original issue discounts and end of term payments on investments	(23,901)	(23,696)
Amortization of deferred financing costs	3,212	2,727
Stock-based compensation	6,418	4,331
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(970)	(3,348)
(Increase)/Decrease in receivable from sale of investments	—	1,569
(Increase)/Decrease in other assets	(3,104)	(858)
Increase/(Decrease) in security deposits	(636)	4,063
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(1,859)	3,997
Net cash provided by/(used in) operating activities	40,105	(185,010)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(2,219)	(106)
Net cash provided by/(used in) investing activities	(2,219)	(106)

Cash flows provided by/(used in) financing activities
Issuance of common stock net of costs	105,275	113,141
Stock repurchase and cancellation of shares net of costs	(1,003)	—
Retirement of employee shares	(2,184)	(772)
Cash distributions paid	(55,856)	(40,713)
Issuance of debt	—	57,500
Debt issuance cost paid	—	(3,141)
Borrowings under Credit Facilities	215,000	261,000
Repayments under Credit Facilities	(302,500)	(214,500)
Net cash provided by/(used in) financing activities	(41,268)	172,515

Net increase/(decrease) in cash, cash equivalents	(3,382)	(12,601)
Cash, cash equivalents at beginning of period	10,612	46,742
Cash, cash equivalents at end of period	$7,230	$34,141

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$30,737	$20,162
Non-cash settlement of investments	$21	$—
Accrued but unpaid distributions	$23,353	$21,073
Distributions reinvested	$1,789	$2,353
Income tax, including excise tax, paid	$2,304	$310

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Automation & Internet of Things
Ambient Photonics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$2,759	$2,858	$2,902
	Secured Loan⁽¹⁴⁾	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	3,157	3,248	3,302
	Secured Loan⁽¹⁴⁾	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	525	537	548
Total Ambient Photonics, Inc.					$6,441	$6,643	$6,752

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$8,113	$8,337	$8,310
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,912	6,042	6,019
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	6,417	6,483	6,449
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	4,863	4,934	4,910
Total Rigetti & Co, Inc.					25,305	25,796	25,688

Stratifyd, Inc.	Secured Loan	September 3, 2021	January 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$4,898	$5,014	$4,839

Sub-total: Automation & Internet of Things (3.2%)*					$36,644	$37,453	$37,279

Connectivity

Vertical Communications, Inc.(20)	Secured Loan⁽¹⁴⁾	August 23, 2021	March 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8% ⁽⁸⁾	$13,000	$15,573	$15,574

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,270	$14,035

Sub-total: Connectivity (2.6%)*					$28,000	$30,843	$29,609

Construction Technology

EquipmentShare, Inc.	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	27	70	98
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	87	221	307
Total EquipmentShare, Inc.					114	291	405

Sub-total: Construction Technology (0.0%)*					$114	$291	$405

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Consumer Products & Services
Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$328	$373	$344
	Equipment Financing⁽¹⁴⁾	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	507	559	515
	Equipment Financing⁽¹⁴⁾	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,420	1,527	1,437
Total Eterneva, Inc.					2,255	2,459	2,296

Happiest Baby, Inc.	Equipment Financing	September 16, 2020	January 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	$116	$243	$240
	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	200	293	288
Total Happiest Baby, Inc.					316	536	528

Molekule, Inc.	Equipment Financing(18)	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$267
	Equipment Financing(18)	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 10.0%	273	347	235
	Equipment Financing(18)	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 10.0%	473	584	406
	Equipment Financing(18)	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 10.0%	385	454	331
Total Molekule, Inc.					1,443	1,980	1,239

Ogee, Inc.	Secured Loan⁽¹⁴⁾	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8% ⁽⁸⁾	$5,000	$4,981	$5,057
	Secured Loan⁽¹⁴⁾	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8% ⁽⁸⁾	5,000	4,922	4,922
Total Ogee, Inc.					10,000	9,903	9,979

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$1,572	$1,650	$1,602

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$15,069	$15,322	$15,458
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	2,153	2,199	2,223
Total Quip NYC, Inc.					17,222	17,521	17,681

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	$5,000	$5,008	$5,086
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	4,000	3,909	3,909
Total Rinse, Inc.					9,000	8,917	8,995

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$3,000	$2,999	$2,965

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$9,395	$10,154	$9,847

VitaCup, Inc.	Secured Loan	June 23, 2021	January 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	$6,000	$5,669	$5,461

Whoop, Inc.	Secured Loan(9)(14)	May 17, 2023	June 1, 2028	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5% ⁽⁸⁾	$23,625	$23,008	$23,153

Sub-total: Consumer Products & Services (7.3%)*					$83,828	$84,796	$83,746

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Digital Assets Technology and Services
Cleanspark, Inc.(10)	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$11,249	$11,941	$11,619

Core Scientific, Inc.	Equipment Financing(18)	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$674	$700	$487
	Equipment Financing(18)	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	10,132	10,437	7,316
	Equipment Financing(18)	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	3,753	3,853	2,710
	Equipment Financing(18)	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	8,018	8,179	5,789
Total Core Scientific, Inc.					22,577	23,169	16,302

Sub-total: Digital Assets Technology and Services (2.4%)*					$33,826	$35,110	$27,921

Education Technology
Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	$5,834	$6,133	$5,546
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 5.0% ⁽⁸⁾	2,000	2,100	1,902
Total Medical Sales Training Holding Company					7,834	8,233	7,448

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$5,247
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	1,752
Total Yellowbrick Learning, Inc.					10,000	10,500	6,999

Sub-total: Education Technology (1.3%)*					$17,834	$18,733	$14,447

Finance and Insurance
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$25,089	$24,924
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	15,048	15,068
Total Bestow, Inc.					40,000	40,137	39,992

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$7,000	$7,210	$6,851

Openly Holdings Corp.	Secured Loan(9)(14)	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	3,125	3,133	3,147
	Secured Loan(9)(14)	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	6,250	6,254	6,348
	Secured Loan(9)(14)	June 22, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	15,625	15,595	15,595
Total Openly Holdings Corp.					25,000	24,982	25,090

Petal Card, Inc.	Secured Loan	January 16, 2020	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	$10,062	$8,666	$8,663
	Secured Loan	August 6, 2021	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	7,043	6,066	6,064
	Secured Loan	July 27, 2023	August 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 4.25%; EOT 0.0%(8)(15)	20,085	15,705	15,705
Total Petal Card, Inc.					37,190	30,437	30,432

Slope Tech, Inc.	Secured Loan(12)(14)	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 11.8% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	3,771	3,738	3,970

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$14,670	$14,874	$14,876

Sub-total: Finance and Insurance (10.5%)*					$127,631	$121,378	$121,211

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,889	$20,400	$20,029
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,966	5,074	4,996
Total Athletic Brewing Company, LLC					24,855	25,474	25,025

Bowery Farming, Inc.	Secured Loan(18)	September 10, 2021	September 10, 2026	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 1.0%(8)(15)	$8,660	$7,976	$6,462

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$109	$144	$143
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	204	245	242
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	448	513	505
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,217	1,338	1,310
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	563	613	600
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	292	312	308
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	713	757	753
Total Daring Foods, Inc.					3,546	3,922	3,861

DrinkPak, LLC	Secured Loan(9)(14)	September 13, 2022	April 1, 2026	Variable interest rate Prime + 7.3% or Floor rate 12.8%; EOT 4.0% ⁽⁸⁾	$6,000	$6,130	$6,240
	Equipment Financing(9)(14)	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	13,375	13,643	13,778
Total DrinkPak, LLC					$19,375	$19,773	$20,018

Emergy, Inc.	Equipment Financing⁽¹⁴⁾	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$117	$165	$161
	Equipment Financing⁽¹⁴⁾	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	5,972	6,853	6,456
	Equipment Financing(9)(14)	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 11.5%	8,780	9,204	8,876
Total Emergy, Inc.					14,869	16,222	15,493

Miyoko's Kitchen	Equipment Financing	June 25, 2021	January 1, 2024	Fixed interest rate 8.9%; EOT 9.0%	66	119	117

Sun Basket, Inc.	Secured Loan	December 31, 2020	June 30, 2024	Variable interest rate Prime + 9.5% or Floor rate 11.8%; EOT 5.0% ⁽⁸⁾	$10,474	$11,550	$11,257

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$132	$192	$187
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	1,808	1,958	1,892
Total The Fynder Group, Inc.					1,940	2,150	2,079

Sub-total: Food and Agriculture Technologies (7.3%)*					$83,785	$87,186	$84,312

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Green Technology

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$677	$762	$744

Commonwealth Fusion Systems, LLC	Equipment Financing⁽¹⁴⁾	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$855	$1,031	$1,007
	Equipment Financing⁽¹⁴⁾	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	267	317	309
	Equipment Financing(9)(14)	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	5,306	5,289	5,289
Total Commonwealth Fusion Systems, LLC					6,428	6,637	6,605

Dandelion Energy, Inc.	Equipment Financing⁽¹⁴⁾	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$80	$147	$142
	Equipment Financing⁽¹⁴⁾	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	174	240	230
	Equipment Financing⁽¹⁴⁾	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	226	305	292
	Equipment Financing⁽¹⁴⁾	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	277	366	349
	Equipment Financing⁽¹⁴⁾	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	617	775	738
	Equipment Financing⁽¹⁴⁾	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	821	937	887
	Equipment Financing⁽¹⁴⁾	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	1,534	1,692	1,604
	Equipment Financing⁽¹⁴⁾	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	711	777	741
	Equipment Financing⁽¹⁴⁾	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	1,087	1,182	1,127
	Equipment Financing(9)(14)	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	422	451	440
	Equipment Financing(9)(14)	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	390	412	411
	Equipment Financing(9)(14)	April 12, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 12.5%	885	905	915
	Equipment Financing(9)(14)	June 29, 2023	July 1, 2027	Fixed interest rate 12.7%; EOT 12.5%	732	739	739
Total Dandelion Energy, Inc.					7,956	8,928	8,615

Electric Hydrogen Co.	Equipment Financing⁽¹⁴⁾	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,509	$1,609	$1,584

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$3,340	$3,393	$3,374
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	3,185	3,181	3,186
Total Hi-Power, LLC					6,525	6,574	6,560

SeaOn Global, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$4,883	$5,256	$5,006
	Equipment Financing⁽¹⁴⁾	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	2,475	2,633	2,532
Total SeaOn Global, LLC					7,358	7,889	7,538

Edeniq, Inc.(20)	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 18.0%; EOT 5.7%	$3,280	$2,235	$3,378

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	$20,000	$18,829	$19,771
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	20,000	18,753	19,691
Total Footprint International Holding, Inc.					40,000	37,582	39,462

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$30,000	$30,369	$29,479

RTS Holding, Inc.	Secured Loan(9)(14)	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 10.5%+PIK Interest Rate 4.25%; EOT 3.0% (15)	$13,800	$14,542	$14,697
	Secured Loan(9)(14)	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%; EOT 3.0% (15)	7,200	7,179	7,213
Total RTS Holding, Inc.					21,000	21,721	21,910

Sub-total: Green Technology (10.9%)*					$124,733	$124,306	$125,875

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Healthcare
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$3,250	$3,936	$3,853

Dentologie Enterprises, Inc.	Secured Loan(9)(14)	October 14, 2022	May 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	3,000	3,000	3,077

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$2,882	$3,019	$2,958
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	4,056	4,116	4,001
	Secured Loan	July 7, 2023	January 1, 2028	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	5,000	4,916	4,916
Total Lark Technologies, Inc.					11,938	12,051	11,875

WorkWell Prevention & Care Inc.	Secured Loan(14)	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0% ⁽⁸⁾	$500	$500	$500

Sub-total: Healthcare (1.7%)*					$18,688	$19,487	$19,305

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$30,392	$30,684

Sub-total: Human Resource Technology (2.7%)*					$30,000	$30,392	$30,684

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.1%; EOT 9.0%	$1,745	$2,055	$1,855
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.0%; EOT 9.0%	886	1,027	921
Total 3DEO, Inc.					2,631	3,082	2,776

Sub-total: Industrials (0.2%)*					$2,631	$3,082	$2,776

Life Sciences
Convergent Dental, Inc.	Secured Loan(9)(14)	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$12,000	$11,635	$11,782

Delphinus Medical Technologies, Inc.	Secured Loan(9)(14)	June 22, 2023	June 22, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$4,500	$4,448	$4,448

Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$616	$875	$865
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	979	1,303	1,333
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	403	562	612
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	431	523	511
Total Greenlight Biosciences Inc.					2,429	3,263	3,321

Neurolens, Inc.	Secured Loan⁽¹⁴⁾	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.0% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$20,000	$19,801	$19,801

Neuros Medical, Inc.	Secured Loan(9)(14)	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.0% ⁽⁸⁾	$6,000	$5,920	$5,920

Pendulum Therapeutics, Inc.	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	110	169	168
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	4,721	4,794	4,806
	Secured Loan	February 28, 2022	March 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,064	5,074
	Secured Loan	March 30, 2022	April 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,059	5,067
	Secured Loan	May 6, 2022	June 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,047	5,056
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,043	5,051
Total Pendulum Therapeutics, Inc.					24,831	25,176	25,222

Deerfield Imaging Holdings, Inc.	Secured Loan⁽¹⁴⁾	April 14, 2022	May 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,250	$18,569	$18,650

Revelle Aesthetics, Inc.	Secured Loan⁽¹⁴⁾	May 30, 2023	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$15,000	$14,833	$15,027

RXAnte, Inc.	Secured Loan(9)(14)	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	$9,106	$9,082	$9,304
	Secured Loan⁽¹⁴⁾	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	3,019	2,992	3,152
Total RXAnte, Inc.					12,125	12,074	12,456

Shoulder Innovations, Inc.	Secured Loan(9)(14)	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$11,250	$11,108	$11,108

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$5,055	$4,747
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	15,000	15,017	15,112
Total TMRW Life Sciences, Inc.					$20,000	$20,072	$19,859

Sub-total: Life Sciences (12.8%)*					$146,385	$146,899	$147,594

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan⁽¹⁴⁾	October 17, 2022	May 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5% ⁽⁸⁾	10,000	$9,876	$9,372

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,500	$4,521	$4,550

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$3,103	$4,252	$3,685

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$11,500	$11,768	$11,730

Vox Media Holdings, Inc.	Secured Loan(9)(14)	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	12,000	11,963	12,254
	Secured Loan(9)(14)	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	6,000	5,966	6,108
Total Vox Media Holdings, Inc.					18,000	17,929	18,362

Sub-total: Marketing, Media, and Entertainment (4.1%)*					$47,103	$48,346	$47,699

Multi-Sector Holdings
Senior Credit Corp 2022 LLC (f.k.a. Trinity Investor JV I LLC)(10)(20)	Secured Loan⁽¹⁴⁾	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	7,484	7,484	7,484

Sub-total: Multi-Sector Holdings (0.7%)*					$7,484	$7,484	$7,484

Real Estate Technology
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$3,022	$3,204	$3,141
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	4,306	4,538	4,486
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	3,432	3,601	3,591
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	4,197	4,382	4,410
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	3,517	3,657	3,683
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	2,326	2,408	2,453
Total BlueGround US, Inc.					20,800	21,790	21,764

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,234	$4,861

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Variable interest rate Prime + 6.8% or Floor rate 15.3%; EOT 0.0% ⁽⁸⁾	$23,644	$21,033	$19,974

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$16,158	$16,631	$16,073

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$4,437	$4,572	$4,540
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,184	12,489	12,419
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,648	12,686
Total Orchard Technologies, Inc.					29,121	29,709	29,645

Sub-total: Real Estate Technology (8.0%)*					$94,723	$94,397	$92,317

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Software as a Service ("SaaS")
BackBlaze, Inc.	Equipment Financing	January 16, 2020	November 1, 2023	Fixed interest rate 7.2%; EOT 11.5%	20	117	136
	Equipment Financing	January 16, 2020	December 1, 2023	Fixed interest rate 7.5%; EOT 11.5%	52	177	175
	Equipment Financing	January 16, 2020	January 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	66	172	170
	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	87	193	190
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	92	181	178
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	33	59	58
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	241	406	396
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	343	506	492
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	70	97	95
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	1,136	1,411	1,362
Total BackBlaze, Inc.					2,140	3,319	3,252

The Tomorrow Companies, Inc.	Secured Loan(9)(14)	December 14, 2022	January 1, 2028	Variable interest rate Prime + 7.0% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	3,250	3,217	3,218

Sub-total: SaaS (0.6%)*					$5,390	$6,536	$6,470

Space Technology
Astranis Space Technology Corporation	Equipment Financing(9)(14)	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$13,474	$13,542	$13,739

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$27,500	$27,872	$27,985

Hadrian Automation, Inc.	Equipment Financing⁽¹⁴⁾	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$312	$311	$309
	Equipment Financing⁽¹⁴⁾	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	3,273	3,263	3,251
	Equipment Financing⁽¹⁴⁾	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	2,358	2,350	2,354
	Equipment Financing(9)(14)	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	4,186	4,176	4,236
	Equipment Financing(9)(14)	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	1,020	1,008	1,050
	Equipment Financing(9)(14)	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	925	921	959
	Equipment Financing(9)(14)	March 29, 2023	March 1, 2027	Fixed interest rate 16.4%; EOT 0.0%	2,853	2,841	2,931
	Equipment Financing(14)	September 28, 2023	September 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	2,405	2,393	2,393
Total Hadrian Automation, Inc.					17,332	17,263	17,483

Hermeus Corporation	Equipment Financing(9)(14)	August 9, 2022	March 1, 2026	Fixed interest rate 9.6%; EOT 6.0%	$789	$822	$791
	Equipment Financing(9)(14)	October 11, 2022	May 1, 2026	Fixed interest rate 11.8%; EOT 6.0%	1,431	1,472	1,438
	Equipment Financing(9)(14)	April 12, 2023	November 1, 2026	Fixed interest rate 12.6%; EOT 6.0%	1,937	1,924	1,890
Total Hermeus Corporation					$4,157	$4,218	$4,119

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$4,780	$4,838	$4,698

Sub-total: Space Technology (5.9%)*					$67,243	$67,733	$68,024

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Supply Chain Technology
Macrofab, Inc.	Secured Loan⁽¹⁴⁾	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.0% ⁽⁸⁾	$20,000	$19,566	$19,566

Sub-total: Supply Chain Technology (1.7%)*					$20,000	$19,566	$19,566

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	December 31, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	$5,482	$5,810	$5,084
	Secured Loan	December 15, 2021	December 31, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,193	2,324	2,033
	Secured Loan	February 23, 2022	December 31, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,741	2,905	2,541
	Secured Loan	March 16, 2022	December 31, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	3,289	3,486	3,049
	Secured Loan	April 18, 2022	December 31, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,741	2,905	2,541
	Secured Loan	April 18, 2022	December 31, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,741	2,905	2,541
	Secured Loan	May 17, 2022	December 31, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	5,482	5,810	5,082
	Secured Loan	June 22, 2022	December 31, 2023	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,741	2,905	2,541
Total NextCar Holding Company, Inc.					27,410	29,050	25,412

Get Spiffy, Inc.	Secured Loan(9)(14)	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0% ⁽⁸⁾	$9,000	$8,839	$8,839
	Equipment Financing(9)(14)	July 14, 2023	January 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	433	423	423
Total Get Spiffy, Inc.					9,433	9,262	9,262

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$5,050	$4,704

Sub-total: Transportation Technology (3.4%)*					$41,843	$43,362	$39,378

Total: Debt Securities- United States (87.4%)*					$1,017,885	$1,027,380	$1,006,102

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Secured Loan	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	$10,665	$11,055	$10,146
	Secured Loan	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	5,333	5,527	4,834
	Secured Loan⁽¹⁴⁾	September 30, 2023	December 31, 2023	Variable interest rate Prime + 7.0% or Floor rate 10.3%(8)(15)	922	922	922
Total Nexii Building Solutions, Inc.					16,920	17,504	15,902

Sub-total: Construction Technology (1.4%)*					$16,920	$17,504	$15,902

Digital Assets Technology and Services
Hut 8 Holdings, Inc. (10)	Equipment Financing	December 30, 2021	January 1, 2025	Fixed interest rate 9.5%; EOT 3.5%	$13,438	$14,248	$14,088

Sub-total: Digital Assets Technology and Services (1.2%)*					$13,438	$14,248	$14,088

Supply Chain Technology
GoFor Industries, Inc. (10)(20)	Secured Loan(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,570	$9,385	$4,017

Sub-total: Supply Chain Technology (0.3%)*					$9,570	$9,385	$4,017

Total: Debt Securities- Canada (3.0%)*					$39,928	$41,137	$34,007
Debt Securities- Europe

Industrials
Aledia, Inc. (10)	Equipment Financing⁽¹⁴⁾	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$9,660	$10,580	$10,258
	Equipment Financing⁽¹⁴⁾	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	720	771	751
	Equipment Financing⁽¹⁴⁾	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	1,021	1,080	1,056
	Equipment Financing⁽¹⁴⁾	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	1,687	1,772	1,744
Total Aledia, Inc.					13,088	14,203	13,809

Sub-total: Industrials (1.2%)*					$13,088	$14,203	$13,809

Space Technology
All.Space Networks, Limited.(10)	Secured Loan⁽¹⁴⁾	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$10,000	$9,995	$9,923

Sub-total: Space Technology (0.9%)*					$10,000	$9,995	$9,923

Total: Debt Securities- Europe (2.1%)*					$23,088	$24,198	$23,732

Total: Debt Securities (92.4%)(19)*					$1,080,901	$1,092,715	$1,063,841

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Automation & Internet of Things

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$47	$153

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A⁽¹⁷⁾	851,063	$0.10	$25	$3

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$261

Presto Automation, Inc.	Warrant(7)	January 16, 2020	April 28, 2027	Preferred Series A⁽¹⁷⁾	402,679	$0.37	$185	$397
	Warrant(7)	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	1
Total Presto Automation, Inc.							213	398

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2⁽¹⁷⁾	106,719	$2.53	$56	$22

Sub-Total: Automation & Internet of Things (0.1%)*							$390	$837

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,706

Vertical Communications, Inc. (20)	Warrant⁽¹¹⁾	January 16, 2020	July 11, 2026	Preferred Series A⁽¹⁷⁾	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$2

Sub-Total: Connectivity (0.2%)*							$989	$2,708

Construction Technology
Project Frog, Inc. (20)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA-1⁽¹⁷⁾	211,649	$0.19	$9	$—
	Warrant	January 16, 2020	July 26, 2026	Common Stock	180,340	$0.19	9	—
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC⁽¹⁷⁾	250,000	$0.01	20	6
Total Project Frog, Inc.							38	6

Sub-total: Construction Technology (0.0%)*							$38	$6

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C⁽¹⁷⁾	531,806	$1.96	$639	$150
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C⁽¹⁷⁾	60,000	$1.96	72	17
Total BaubleBar, Inc.							711	167

Boosted eCommerce, Inc.	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1⁽¹⁷⁾	759,263	$0.84	$259	$33

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$78

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C⁽¹⁷⁾	194,553	$2.57	$185	$325
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	101
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	82
Total Madison Reed, Inc.							312	508

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3⁽¹⁷⁾	259,222	$0.68	$57	$53

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$58
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	25
Total Portofino Labs, Inc.							259	83

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1⁽¹⁷⁾	10,833	$48.46	$203	$189

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C⁽¹⁷⁾	278,761	$1.13	$118	$137

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$31

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$483

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A⁽¹⁷⁾	245,506	$1.14	$222	$6

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C⁽¹⁷⁾	68,996	$2.79	$9	$—

Whoop, Inc.	Warrant(9)	May 17, 2023	May 17, 2033	Common Stock	1,741,313	$0.43	$516	$822

Sub-Total: Consumer Products & Services (0.2%)*							$3,126	$2,590

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Education Technology
Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$16

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$228	$16

Finance and Insurance
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$488

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B⁽¹⁷⁾	904,000	$0.99	$10	$2

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$10
	Warrant	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	8
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	4
	Warrant	June 20, 2023	June 20, 2033	Preferred Series C⁽¹⁷⁾	402,434	$0.01	1,523	550
	Warrant	July 27, 2023	July 27, 2033	Preferred Series C⁽¹⁷⁾	1,760,651	$0.01	2,500	2,404
Total Petal Card, Inc.							4,679	2,976

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B⁽¹⁷⁾	234,421	$3.88	$285	$98

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,970	$0.88	$109	$490
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,304	$0.88	112	115
Total Slope Tech, Inc.							221	605

ZenDrive, Inc.	Warrant	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$—

Sub-Total: Finance and Insurance (0.4%)*							$5,461	$4,169

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B⁽¹⁷⁾	3,741	$140.21	$287	$227

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$—
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	—
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	—
Total Bowery Farming, Inc.							1,187	$—

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$110

DrinkPak, LLC	Warrant(9)	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$84
	Warrant(9)	February 17, 2023	February 17, 2033	Common Stock	13,618	$18.89	29	479
Total DrinkPak, LLC							$36	$563

Emergy, Inc.	Warrant(9)	October 5, 2022	October 5, 2032	Common Stock	40,516	$3.96	$181	$94

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$2,925

PSB Holdings, Inc.	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$10
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	110
Total PSB Holdings, Inc.							657	120

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$80

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Common Stock	20,181	$2.13	$79	$81

Sub-Total: Food and Agriculture Technologies (0.4%)*							$2,716	$4,200

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$24

Edeniq, Inc.	Warrant(11)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,685,501	$0.22	$—	$193
	Warrant(11)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,184,672	$0.01	—	391
	Warrant(11)	January 16, 2020	June 29, 2027	Preferred Series C⁽¹⁷⁾	5,106,972	$0.44	—	32
	Warrant(11)	January 16, 2020	November 2, 2028	Preferred Series C⁽¹⁷⁾	3,850,294	$0.01	—	1,275
	Warrant(11)	November 29, 2021	November 29, 2031	Preferred Series D⁽¹⁷⁾	154,906,320	$0.01	7	979
Total Edeniq, Inc.(20)							7	2,870

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$2
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	3
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	1
Total Footprint International Holding, Inc.							4,614	6

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$542
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	314
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	510
Total Mainspring Energy, Inc.							853	1,366

RTS Holding, Inc.	Warrant(9)	December 10, 2021	December 10, 2031	Preferred Series C⁽¹⁷⁾	2,314	$205.28	$75	$268
	Warrant(9)	October 10, 2022	October 10, 2032	Preferred Series D⁽¹⁷⁾	917	$196.50	87	117
Total RTS Holding, Inc.							$162	$385

Sub-Total: Green Technology (0.4%)*							$5,672	$4,651

Healthcare
Dentologie Enterprises, Inc.	Warrant(9)	October 14, 2022	October 14, 2032	Common Stock	51,633	$0.76	$66	$122

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$152

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2⁽¹⁷⁾	135,807	$5.89	$71	$624
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2⁽¹⁷⁾	750,000	$5.89	391	3,447
Total Hospitalists Now, Inc.							462	4,071

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$56
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	58
	Warrant	December 22, 2022	December 22, 2032	Preferred Series D⁽¹⁷⁾	97,970	$2.49	58	64
Total Lark Technologies, Inc.							493	178

Sub-Total: Healthcare (0.4%)*							$1,114	$4,523

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$71

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$291

Sub-Total: Human Resource Technology (0.0%)*							$134	$362

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$59

SBG Labs, Inc.	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1⁽¹⁷⁾	25,714	$0.70	8	60
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1⁽¹⁷⁾	21,492	$0.70	7	50
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1⁽¹⁷⁾	12,155	$0.70	4	28
	Warrant	January 16, 2020	October 10, 2023	Preferred Series A-1⁽¹⁷⁾	11,150	$0.70	4	26
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1⁽¹⁷⁾	11,145	$0.70	4	26
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1⁽¹⁷⁾	7,085	$0.70	2	17
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1⁽¹⁷⁾	342,857	$0.70	110	804
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1⁽¹⁷⁾	200,000	$0.70	65	469
Total SBG Labs, Inc.							204	1,480

Sub-total: Industrials (0.1%)*							$297	$1,539

Life Sciences
Convergent Dental, Inc.	Warrant(9)	April 21, 2023	April 21, 2033	Preferred Series D⁽¹⁷⁾	595,978	$1.61	$376	$304

Delphinus, Inc.	Warrant(9)	June 27, 2023	June 27, 2033	Preferred Series E⁽¹⁷⁾	294,290	$0.69	$29	$24

Neuros Medical, Inc.	Warrant(9)	August 10, 2023	August 10, 2033	Preferred Series C⁽¹⁷⁾	798,085	$0.38	$71	$71

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B⁽¹⁷⁾	55,263	$1.90	$44	$5
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B⁽¹⁷⁾	36,844	$1.90	36	3
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C⁽¹⁷⁾	322,251	$3.24	118	14
Total Pendulum Therapeutics, Inc.							198	22

Revelle Aesthetics, Inc.	Warrant	May 30, 2023	May 30, 2033	Preferred Series A-2⁽¹⁷⁾	549,058	$2.16	$151	$82

RXAnte, Inc.	Warrant(9)	November 21, 2022	November 21, 2032	Preferred A	18,000	$10.00	$94	$96

Shoulder Innovations, Inc.	Warrant(9)	August 7, 2023	August 7, 2033	Preferred Series D⁽¹⁷⁾	623,615	$0.54	$120	$122

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A⁽¹⁷⁾	537,966	$2.09	$160	$27

Sub-Total: Life Sciences (0.1%)*							$1,199	$748

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$40

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$230

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A⁽¹⁷⁾	142,828	$1.00	$40	$77

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$368

Sub-Total: Marketing, Media, and Entertainment (0.1%)*							$798	$715

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Real Estate Technology
Homelight, Inc.	Warrant	October 1, 2022	October 1, 2032	Common Stock	5,434	$18.40	$1	$3

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$852.69	$208	$—
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—
	Warrant⁽¹¹⁾	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	—
Total Knockaway, Inc.							473	—

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$13
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	13
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	6
Total Maxwell Financial Labs, Inc.							203	32

Sub-Total: Real Estate Technology (0.0%)*							$677	$35

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$—

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B⁽¹⁷⁾	442,233	$1.09	$43	$192
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B⁽¹⁷⁾	100,000	$1.09	9	43
Total Crowdtap, Inc.							52	235

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C⁽¹⁷⁾	1,000,000	$0.21	$83	$—
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D⁽¹⁷⁾	1,000,000	$0.21	83	33
Total Gtxcel, Inc.							166	33

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D⁽¹⁷⁾	619,435	$0.77	$806	$1,291

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$38
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	19
Total Reciprocity, Inc.							153	57

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$91

Utility Associates, Inc.	Warrant	January 16, 2020	June 30, 2025	Preferred Series A⁽¹⁷⁾	92,511	$4.54	$55	$—
	Warrant	January 16, 2020	May 1, 2026	Preferred Series A⁽¹⁷⁾	60,000	$4.54	36	—
	Warrant	January 16, 2020	May 22, 2027	Preferred Series A⁽¹⁷⁾	200,000	$4.54	120	—
Total Utility Associates, Inc.							211	—

The Tomorrow Companies, Inc.	Warrant(9)	December 31, 2022	December 31, 2032	Common Stock	26,124	$1.70	$49	$52

Sub-Total: SaaS (0.2%)*							$1,541	$1,759

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant(9)	April 13, 2023	April 13, 2033	Common Stock	96,847		$7.89		$94	$1,161

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$121	$45
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	9
Total Axiom Space, Inc.									160	54

Hermeus Corporation	Warrant(9)	August 9, 2022	August 9, 2032	Common Stock	33,450		$6.24		$252	$160

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A⁽¹⁷⁾	221,280		$2.75		$256	$252

Sub-Total: Space Technology (0.1%)*									$762	$1,627

Supply Chain Technology
Macrofab, Inc.	Warrant	July 21, 2023	July 21, 2033	Common Stock	622,353		$2.02		$333	$333

Sub-Total: Supply Chain Technology (0.0%)*									$333	$333

Transportation Technology
Get Spiffy, Inc.	Warrant(9)	July 14, 2023	July 14, 2033	Common Stock	660,142		$0.70		$383	$480

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Stock(17)	328,369	(13)	$1.29	(13)	$35	$—
	Warrant	February 23, 2022	February 23, 2027	Preferred Stock(17)	25,653	(13)	$1.29	(13)	$3	$—
	Warrant	March 16, 2022	March 16, 2027	Preferred Stock(17)	30,784	(13)	$1.29	(13)	$3	$—
	Warrant	April 18, 2022	April 18, 2027	Preferred Stock(17)	282,192	(13)	$1.29	(13)	$7	$—
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock(17)	410,462	(13)	$1.29	(13)	$170	$—
Total NextCar Holding Company, Inc.									218	—

Sub-Total: Transportation Technology (0.0%)*									$601	$480

Total: Warrant Investments- United States (2.7%)*									$26,076	$31,298

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Warrant	August 27, 2021	August 27, 2026	Common Stock	63,175	(13)	$15.83	(13)	$410	$—
	Warrant	June 8, 2022	June 8, 2027	Common Stock	24,123	(13)	$20.73	(13)	204	—
Total Nexii Building Solutions, Inc.									614	—

Sub-Total: Construction Technology (0.0%)*									$614	$—

Total: Warrant Investments- Canada (0.0%)*									$614	$—

Warrant Investments- Europe

Industrials
Aledia, Inc. (10)	Warrant	March 31, 2022	March 31, 2032	Preferred Series D-3⁽¹⁷⁾	11,573	(13)	$149.01	(13)	$130	$326

Sub-Total: Information (0.0%)*									$130	$326

Space Technology
All.Space Networks, Limited. (10)	Warrant	August 22, 2022	August 22, 2032	Common Stock	71,203		$21.79		$113	$46

Sub-Total: Space Technology (0.0%)*									$113	$46

Total: Warrant Investments- Europe (0.0%)*									$243	$372

Total: Warrant Investments- (2.8%)*									$26,933	$31,670

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States
Automation & Internet of Things
Rigetti & Co, Inc.	Equity(7)	February 25, 2022	50,000	Common Stock	$500	$67
	Equity(7)	May 18, 2021	757,297	Common Stock	506	1,007
Total Rigetti & Co, Inc.					1,006	1,074

Sub-Total: Automation & Internet of Things (0.1%)*					$1,006	$1,074

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$559

Vertical Communications, Inc.	Equity⁽¹¹⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	1,540
Total Vertical Communications, Inc. (20)					3,966	1,540

Sub-Total: Connectivity (0.2%)*					$4,466	$2,099

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1⁽¹⁷⁾	$352	$—
	Equity	January 16, 2020	3,401,678	Preferred Series BB⁽¹⁷⁾	1,333	—
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—
	Equity	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	99
Total Project Frog, Inc. (20)					4,622	99

Sub-Total: Construction Technology (0.0%)*					$4,622	$99

Consumer Products & Services
Molekule, Inc.	Equity(7)	January 12, 2023	2,361	Common Stock	$7	$—

Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$502

Quip NYC, Inc.	Equity	August 17, 2021	3,320	Preferred Series B-1⁽¹⁷⁾	$500	$432

Sub-Total: Consumer Products & Services (0.1%)*					$1,007	$934

Finance and Insurance
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Series D	$500	$499

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred ⁽¹⁷⁾	$500	$501

Sub-Total: Finance and Insurance (0.1%)*					$1,390	$1,000

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$378

Prüvit Ventures, Inc.	Equity	January 16, 2020	30,357	Common Stock	$537	$151

Sub-Total: Food and Agriculture Technologies (0.0%)*					$1,037	$529

Green Technology
Edeniq, Inc.	Equity⁽¹¹⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$1,443
	Equity⁽¹¹⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	1,244
	Equity⁽¹¹⁾	January 16, 2020	133,766,138	Preferred Series D⁽¹⁷⁾	—	2,451
Total Edeniq, Inc. (20)					—	5,138

Electric Hydrogen Co.	Equity	April 6, 2023	87,087	Preferred Series C⁽¹⁷⁾	$500	$504

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$488

RTS Holding, Inc.	Equity(9)	July 5, 2022	2,035	Preferred Series D⁽¹⁷⁾	$334	$557
	Equity(9)	February 15, 2023	1,966	Preferred Series D-1⁽¹⁷⁾	405	547
Total RTS Holding, Inc.					$739	$1,104

Sub-Total: Green Technology (0.6%)*					$1,739	$7,234

Healthcare
Dentologie Enterprises, Inc.	Equity(9)	August 3, 2023	72,338	Preferred Series B⁽¹⁷⁾	$300	$300

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	199,537	Preferred Series C⁽¹⁷⁾	$500	$431

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$206

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (20)					6,720	—

Sub-Total: Healthcare (0.1%)*					$8,020	$937

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$439

Sub-Total: Human Resource Technology (0.0%)*					$500	$439

Industrials
SBG Labs, Inc.	Equity(7)	July 29, 2023	—	Preferred ⁽¹⁷⁾	$13	$56

Sub-Total: Industrials (0.0%)*					$13	$56

Multi-Sector Holdings
Senior Credit Corp 2022 LLC(10)(20)	Equity(7)	January 30, 2023	—	Preferred ⁽¹⁷⁾	$3,208	$3,659

Sub-Total: Multi-Sector Holdings (0.3%)*					$3,208	$3,659

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—
	Equity	September 29, 2023	2,956,320	Preferred Series AA⁽¹⁷⁾	250	—
Total Knockaway Inc.					750	—

Orchard Technologies, Inc.	Equity	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$58
	Equity	March 16, 2023	50,000	Preferred Series 1⁽¹⁷⁾	500	601
Total Orchard Technologies, Inc.					$1,000	$659

Maxwell Financial Labs, Inc	Equity	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$136

Sub-Total: Real Estate Technology (0.1%)*					$2,250	$795

SaaS
Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B⁽¹⁷⁾	$500	$435

The Tomorrow Companies, Inc.	Equity(9)	July 5, 2023	108,088	Preferred Series E⁽¹⁷⁾	$325	$325

Sub-total: SaaS (0.1%)*					$825	$760

Space Technology
Astranis Space Technology Corporation	Equity(9)	April 5, 2023	13,685	Preferred Series C⁽¹⁷⁾	$300	$302

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C⁽¹⁷⁾	$521	$560

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$490

Sub-total: Space Technology (0.1%)*					$1,321	$1,352

Supply Chain Technology
3Q GoFor Holdings, LP (21)	Equity	August 25, 2022	—	Preferred ⁽¹⁷⁾	$500	$—
	Equity	January 17, 2023	—	Preferred ⁽¹⁷⁾	500	—
Total 3Q GoFor Holdings, LP (21)					$1,000	$—

Sub-total: Supply Chain Technology (0.0%)*					$1,000	$—

Total: Equity Investments- United States (1.8%)*					$32,404	$20,967

Equity Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Equity	February 28, 2022	24,418	Common Stock	$500	$74

Sub-Total: Construction Technology (0.0%)*					$500	$74

Total: Equity Investments- Canada (0.0%)*					$500	$74

Total: Equity Investments (1.8%)*					$32,904	$21,041

Total Investment in Securities (97.0%)*					$1,152,552	$1,116,552

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$6,523	$6,523
Other cash accounts					707	707
Cash and Cash Equivalents (0.6%)*					7,230	7,230

Total Portfolio Investments and Cash and Cash Equivalents (97.6% of total assets)					$1,159,782	$1,123,782

(1)
All portfolio companies are located in North America or Europe. As of September 30, 2023, Trinity Capital Inc. (the “Company”) had five foreign domiciled portfolio companies, three of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 10.2% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 8.5%, the 1-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) was 5.43% and the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 5.32% as of September 30, 2023.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 1 – Organization and Basis of Presentation” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 7.0% of the Company’s total assets as of September 30, 2023. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

(18)
Investment is on non-accrual status as of September 30, 2023 and is therefore considered non-income producing.
(19)
All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the credit facility with KeyBank (see “Note 5 – Borrowings”), except as noted.
(20)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of September 30, 2023, along with transactions during the nine months ended September 30, 2023 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2022	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	September 30, 2023	Dividend Income
For the Nine Months Ended September 30, 2023
Control Investments
Edeniq, Inc.	$11,879	$1,359	$(1,224)	$—	$(629)	$11,385	$1,675
3Q GoFor Holdings, LP	7,521	500	—	—	(4,004)	4,017	—
Project Frog, Inc.	139	—	—	—	(34)	105	—
Vertical Communications, Inc.	17,274	337	(300)	—	(198)	17,113	1,514
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	49
Total Control Investments	$37,313	$2,196	$(1,524)	$—	$(4,865)	$33,120	$3,238

Affiliate Investments
FemTec Health, Inc.	$1,528	$—	$(2,328)	$(26,251)	$27,051	$—	$—
Senior Credit Corp 2022 LLC	—	10,692	—	—	451	11,143	366
Total Affiliate Investments	$1,528	$10,692	$(2,328)	$(26,251)	$27,502	$11,143	$366

Total Control and Affiliate Investments	$38,841	$12,888	$(3,852)	$(26,251)	$22,637	$44,263	$3,604

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

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of September 30, 2023 and December 31, 2022, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

Senior Credit Corp 2022 LLC

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage Senior Credit Corp 2022 LLC (“Senior Credit Corp 2022” or the “JV”). The JV may invest in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The Company and the JV Partner’s initial capital commitments were $21.4 million and $150.0 million, respectively, in the form of 8.5% notes and preferred equity to the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by a board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of September 30, 2023, the Company's and the JV Partner's ownership of the JV was 12.5% and 87.5%, respectively.

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

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As the Company’s representatives do not comprise the majority of the board of managers of the JV and the Company does not hold a majority of the economic interests in the JV, the Company does not consolidate the JV in its financial statements.

During the three and nine months ended September 30, 2023, the Company contributed $2.0 million and $10.7 million of capital to the JV, respectively. As of September 30, 2023, the Company's investment in the JV consisted of a debt investment of $7.5 million and an equity investment of $3.2 million. The Company did not fund an investment in the JV as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company's unfunded commitment was $10.7 million and $21.4 million, respectively.

As of September 30, 2023, the JV's total investment portfolio on a fair value basis was $133.6 million. During the three and nine months ended September 30, 2023, the Company received $31.3 million and $122.0 million in net proceeds from the sale of investments to the JV, respectively. During the three and nine months ended September 30, 2023, the Company earned approximately $0.5 million and $1.7 million for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations, respectively. As of September 30, 2023, the Company had approximately $0.7 million in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. There were no outstanding receivables from the JV as of December 31, 2022.

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

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged independent valuation firms, on a discretionary basis, to provide the Company with valuation assistance with respect to its investments. Specifically, on a quarterly basis, the Company identifies portfolio investments with respect to which an independent valuation firm assists in valuing such investments. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted of $7.2 million and $10.6 million, respectively, of which $6.5 million and $5.6 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2023 and December 31, 2022, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right of use assets, prepaid expenses, escrow receivables and security deposits.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of September 30, 2023, and December 31, 2022, there were no material past due escrow receivables. The escrow receivable balance as of September 30, 2023, and December 31, 2022 totaled $2.4 million and $2.4 million, respectively, and was measured at fair value and held in accordance with ASC 820.

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

Income Recognition

Interest and Dividend Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) payment. EOT payments to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of September 30, 2023, and December 31, 2022, the EOT payments receivable of approximately $61.8 million and $59.9 million, respectively, was included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT payment is recognized as interest income.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $2.1 million and $5.4 million in PIK interest income during the three and nine months ended September 30, 2023, respectively, and no PIK interest income was recorded during the three and nine months ended September 30, 2022.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $0.1 million in dividend income during the three and nine months ended September 30, 2023 and no dividend income was recorded during the three and nine months ended September 30, 2022.

Fee and Other Income

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

As of September 30, 2023, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $42.5 million, and a total fair value of approximately $28.0 million, or 2.6% of the fair value of the Company’s debt investment portfolio. As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7% of the fair value of the Company’s debt investment portfolio.

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

The Company has also adopted Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on stock-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. Accordingly, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, the Company has elected to account for forfeitures as they occur.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of September 30, 2023 and December 31, 2022. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Life Sciences	$148,097	13.1%	$148,342	13.3%	$71,664	6.2%	$71,457	6.5%
Green Technology	131,717	11.4%	137,760	12.3%	142,931	12.3%	152,117	14.0%
Finance and Insurance	128,229	11.1%	126,380	11.3%	113,645	9.9%	114,131	10.4%
Real Estate Technology	97,324	8.4%	93,147	8.3%	102,171	8.9%	95,871	8.8%
Food and Agriculture Technologies	90,939	7.9%	89,041	8.0%	101,279	8.8%	101,947	9.3%
Consumer Products & Services	88,929	7.7%	87,270	7.8%	71,811	6.2%	70,129	6.4%
Space Technology	79,924	6.9%	80,972	7.3%	71,476	6.2%	71,607	6.5%
Marketing, Media, and Entertainment	49,144	4.3%	48,414	4.3%	61,013	5.3%	60,443	5.5%
Digital Assets Technology and Services	49,358	4.3%	42,009	3.8%	60,704	5.3%	44,842	4.1%
Transportation Technology	43,963	3.8%	39,858	3.6%	31,338	2.7%	29,874	2.7%
Automation & Internet of Things	38,850	3.4%	39,190	3.5%	54,178	4.7%	54,795	5.0%
Connectivity	36,298	3.1%	34,416	3.1%	36,099	3.1%	33,680	3.1%
Human Resource Technology	31,026	2.7%	31,485	2.8%	40,678	3.5%	41,226	3.8%
Healthcare	28,621	2.5%	24,765	2.2%	88,421	7.7%	58,098	5.3%
Supply Chain Technology	30,284	2.6%	23,916	2.1%	9,885	0.9%	7,521	0.7%
Industrials	17,725	1.5%	18,506	1.7%	24,296	2.1%	23,363	2.1%
Construction Technology	23,569	2.0%	16,486	1.5%	23,731	2.1%	19,609	1.8%
Education Technology	18,961	1.6%	14,463	1.3%	18,962	1.6%	14,334	1.3%
Multi-Sector Holdings(1)	10,692	0.9%	11,143	1.0%	—	—	—	—
SaaS	8,902	0.8%	8,989	0.8%	29,302	2.5%	29,342	2.7%
Total	$1,152,552	100.0%	$1,116,552	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

(1)
Senior Credit Corp 2022 LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$404,622	35.1%	$398,863	35.6%	$454,226	39.3%	$441,602	40.3%
Northeast	361,709	31.4%	351,683	31.5%	321,980	27.9%	310,322	28.4%
South	111,849	9.7%	114,813	10.3%	103,244	8.9%	79,018	7.2%
Mountain	110,516	9.6%	103,974	9.3%	122,862	10.7%	122,139	11.2%
Midwest	66,996	5.8%	58,898	5.3%	58,284	5.1%	50,636	4.6%
Southeast	19,476	1.7%	18,992	1.7%	11,290	1.0%	11,144	1.0%
Senior Credit Corp 2022 LLC (1)	10,692	0.9%	11,143	1.0%	—	—	—	—
International:
Canada	42,251	3.7%	34,081	3.1%	52,406	4.5%	50,289	4.6%
Western Europe	24,441	2.1%	24,105	2.2%	29,292	2.6%	29,236	2.7%
Total	$1,152,552	100.0%	$1,116,552	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

(1)
Senior Credit Corp 2022 LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$858,951	74.5%	$840,659	75.3%	$827,377	71.7%	$802,851	73.3%
Equipment Financing	233,764	20.3%	223,182	20.0%	266,139	23.1%	245,978	22.5%
Warrants	26,933	2.3%	31,670	2.8%	21,282	1.8%	31,724	2.9%
Equity	32,904	2.9%	21,041	1.9%	38,786	3.4%	13,833	1.3%
Total	$1,152,552	100.0%	$1,116,552	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

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
Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of September 30, 2023 and December 31, 2022, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2023 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$840,659	$—	$840,659
Equipment Financings	—	—	223,182	—	223,182
Warrants	—	398	31,272	—	31,670
Equity	1,074	—	16,308	3,659	21,041
Total Investments at fair value	1,074	398	1,111,421	3,659	1,116,552
Escrow Receivable (2)	—	—	2,441	—	2,441
Cash and cash equivalents	7,230	—	—	—	7,230
Total	$8,304	$398	$1,113,862	$3,659	$1,126,223

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, the Company's equity investment in Senior Credit Corp 2022 LLC is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
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

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of September 30, 2023.

	Fair Value as of
	September 30, 2023	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$855,133	Discounted Cash Flows	Hypothetical Market Yield	13.6% - 38.9%	17.9%

	140,566	Cost approximates fair value (7)	n/a	n/a	n/a

	6,240	Transaction Precedent(8)	Transaction Price	n/a	n/a

	54,418	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 100.0%	n/a

Debt investment in the JV	7,484	Enterprise Value(9)	n/a	n/a	n/a

Equity investments	16,308	Market Approach	Revenue Multiple (3)	0.3x - 5.8x	2.7	x
			Volatility (5)	30.3% - 92.1%	63.9%
			Risk-Free Interest Rate	3.0% - 5.4%	5.0%
			Estimated Time to Exit (in years)	1.3 - 4.2	2.2

Warrants	28,346	Market Approach	Revenue Multiple (3)	0.3x - 6.5x	1.8	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	33.3% - 107.8%	71.2%
			Risk-Free Interest Rate	2.9% - 5.4%	4.9%
			Estimated Time to Exit (in years)	1.0 - 4.2	2.4

	2,926	Black-Scholes Option Pricing Model	Volatility (5)	n/a	40.7%
			Discount for Lack of Marketability (6)	n/a	20.0%
			Risk-Free Interest Rate	n/a	5.0%
			Estimated Time to Exit (in years)	n/a	2.0

Total Level 3 Investments	$1,111,421

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing, merger or acquisition events near the measurement date.
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
(7)
Includes debt investments originated within the past three months, for which cost approximates fair value, unless events have occurred during the period that would indicate a different valuation is warranted.
(8)
Represents investments where there is an observable transaction or pending event for the investment.
(9)
Under the enterprise value technique, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are: (i) the earnings before interest, taxes, depreciation and amortization ("EBITDA"), (ii) revenue or (iii) asset multiple; as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2022.

	Fair Value as of
	December 31, 2022	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$872,022	Discounted Cash Flows	Hypothetical Market Yield	11.7% - 28.5%	17.4%

	156,281	Cost approximates fair value (9)	n/a	n/a	n/a

	2,688	Transactions Precedent(6)	Transaction Price	n/a	n/a

	17,838	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 80.0%	n/a

Equity investments	12,651	Market Approach	Revenue Multiple Only(3)	0.9x - 8.0x	2.0	x
			Revenue Multiple(3)	0.4x - 5.9x	1.2	x
			Volatility(5)	45.1% - 102.2%	66.8%
			Risk-Free Interest Rate	2.9% - 4.2%	3.2%
			Estimated Time to Exit (in years)	1.9 - 4.8	3.0
						%
	594	Other⁽⁷⁾	Probability Weighting of Alternative Outcomes	20.0% - 80.0%	n/a

Warrants	30,442	Market Approach	Revenue Multiple Only(3)	0.4x - 3.2x	2.2
			Revenue Multiple(3)	0.2x - 8.5x	1.8
			Company Specific Adjustment(4)	18.7% - 30.0%	28.3	x
			Volatility(5)	33.3% - 98.0%	51.8%
			Risk-Free Interest Rate	0.5% - 4.5%	2.7%
			Estimated Time to Exit (in years)	0.1 - 5.0	2.3

	547	Black-Scholes Option Pricing Model	Volatility(5)	n/a	65.4%
			Discount for Lack of Marketability(8)	n/a	24.6%
			Risk-Free Interest Rate	n/a	4.1%
			Estimated Time to Exit (in years)	n/a	3.7

Total Level 3 Investments	$1,093,063

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the OPM include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing, merger or acquisition events near the measurement date.
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
(9)
Includes debt investments originated within the past three months, for which cost approximates fair value, unless events have occurred during the period that would indicate a different valuation is warranted.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivable portfolio investments for the nine months ended September 30, 2023 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2022	$1,048,829	$13,245	$30,989	$2,441	$1,095,504
Purchases, net of deferred fees	352,085	4,375	7,198	—	363,658
Non-cash conversion (1)	(500)	534	(13)	—	21
Transfers into/(out of) Level 3 (2)	—	—	—	—	—
Proceeds from sales and paydowns	(360,435)	(461)	(2,087)	—	(362,983)
Accretion of OID, EOT, and PIK payments	23,901	—	—	—	23,901
Net realized gain/(loss)	(15,852)	(13,546)	554	—	(28,844)
Change in unrealized appreciation/(depreciation)	15,813	12,161	(5,369)	—	22,605
Fair Value as of September 30, 2023	$1,063,841	$16,308	$31,272	$2,441	$1,113,862

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2023	$(3,218)	$(1,081)	$(5,649)	$—	$(9,948)

(1)
The non-cash conversion includes restructuring of a convertible note position to preferred equity and an exercise of a warrant to an equity position during the period.
(2)
During the nine months ended September 30, 2023, there were no transfers into or out of Level 3.

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

Fair Value of Financial Instruments Carried at Cost

As of September 30, 2023 and December 31, 2022, the carrying value of the KeyBank Credit Facility was approximately $100.0 million and $187.5 million, respectively. The carrying value of the KeyBank Credit Facility as of September 30, 2023 and December 31, 2022 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2023 and December 31, 2022, the carrying value of the 2025 Notes was approximately $180.0 million and $178.6 million, respectively, net of unamortized deferred financing costs of $2.5 million and $3.9 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of September 30, 2023 and December 31, 2022 was approximately $183.6 million and $183.2 million, respectively, based on the market closing price of these notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”.

As of September 30, 2023 and December 31, 2022, the carrying value of the Convertible Notes was approximately $48.6 million and $48.1 million, respectively, net of unamortized deferred financing costs and discount of $1.4 million and $1.9 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Convertible Notes as of September 30, 2023 and December 31, 2022 was approximately $49.0 million and $40.7 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2023 and December 31, 2022, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $123.3 million and $122.9 million, respectively, net of unamortized deferred financing costs and discount of $1.7 million and $2.1 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the August 2026 Notes as of September 30, 2023, and December 31, 2022, was approximately $109.6 million and $99.2 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2023, and December 31, 2022, the carrying value of the 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.8 million, and $73.5 million, respectively, net of unamortized deferred financing fees of $1.2 million and $1.5 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the December 2026 Notes as of September 30, 2023 and December 31, 2022 was approximately was approximately $65.5 million and $59.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

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

The KeyBank Credit Facility includes a commitment of $350.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $400.0 million. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to the Adjusted Term SOFR plus 3.25%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

During the three months ended September 30, 2023, the Company borrowed $68.0 million and made repayments of $200.0 million under the KeyBank Credit Facility. During the nine months ended September 30, 2023, the Company borrowed $215.0 million and made repayments of $302.5 million under the KeyBank Credit Facility. The Company incurred approximately $3.6 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of September 30, 2023, and December 31, 2022, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.3 million and $2.9 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had a borrowing availability of approximately $250.0 million and $162.5 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stated interest expense	$3,576	$2,326	$12,227	$4,968
Amortization of deferred financing costs	204	205	613	536
Total interest and amortization of deferred financing costs	$3,780	$2,531	$12,840	$5,504

Weighted average effective interest rate	9.5%	6.0%	8.7%	5.1%
Weighted average outstanding balance	$159,159	$167,562	$195,999	$143,654

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of September 30, 2023 and December 31, 2022, unamortized deferred financing costs related to the 2025 Notes were $2.5 million and $3.9 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stated interest expense	$3,194	$2,959	$9,581	$7,334
Amortization of deferred financing costs	498	505	1,496	1,101
Total interest and amortization of deferred financing costs	$3,692	$3,464	$11,077	$8,435

Weighted average effective interest rate	8.1%	8.2%	8.1%	8.0%
Weighted average outstanding balance	$182,500	$168,967	$182,500	$139,817

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of

September 30, 2023 and December 31, 2022, unamortized deferred financing costs related to the August 2026 Notes were $1.7 million and $2.1 million, respectively.

The weighted average outstanding balance and the weighted average effective interest rate for the three and nine months ended September 30, 2023 and 2022 was $125.0 million and 4.8%, respectively. The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stated interest expense	$1,367	$1,367	$4,102	$4,086
Amortization of deferred financing costs	144	144	432	432
Total interest and amortization of deferred financing costs	$1,511	$1,511	$4,534	$4,518

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of September 30, 2023 and December 31, 2022, unamortized deferred financing costs related to the December 2026 Notes were $1.2 million and $1.5 million, respectively.

The weighted average outstanding balance and the weighted average effective interest rate for the three and nine months ended September 30, 2023 and 2022 was $75.0 million and 4.7%, respectively. The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stated interest expense	$797	$797	$2,391	$2,391
Amortization of deferred financing costs	93	93	279	279
Total interest and amortization of deferred financing costs	$890	$890	$2,670	$2,670

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of September 30, 2023. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on September 29, 2023, the conversion rate changed to 75.9145 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $13.17 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(827)	(1,109)
Original issue discount, net of accretion	(576)	(773)
Carrying value of Convertible Notes	$48,597	$48,118

The weighted average outstanding balance and the weighted average effective interest rate for the three and nine months ended September 30, 2023 and 2022 was $50.0 million and 7.3%, respectively. The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stated interest expense	$750	$750	$2,250	$2,250
Amortization of deferred financing costs and original issue discount	160	160	479	479
Total interest and amortization of deferred financing costs and original issue discount	$910	$910	$2,729	$2,729

As of September 30, 2023 and December 31, 2022, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2023 and December 31, 2022 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook of the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of September 30, 2023 and December 31, 2022 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of September 30, 2023 and December 31, 2022, the Company had unfunded commitments of $10.7 million and $21.4 million, respectively, which represented the Company's uncalled capital to the JV.

The Company did not have any other off-balance sheet financings or liabilities as of September 30, 2023 or December 31, 2022. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified two significant operating leases for its headquarters in Phoenix, AZ and office space in San, Diego, CA. The lease for the Company's Phoenix, AZ (“PHX”) headquarters commenced on July 10, 2021, and expires on December 31, 2028. The PHX lease contains two five-year extension options which, if exercised, would result in a final expiration date of December 31, 2038. As of September 30, 2023, the remaining lease term for the PHX office was 5.3 years. The lease for the San Diego office commenced March 10, 2023, and expires on January 1, 2026. As of September 30, 2023, the remaining lease term for the San Diego office was 2.3 years.

The total lease expense incurred for the three months ended September 30, 2023 and 2022 was approximately $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was approximately $0.5 million and $0.4 million, respectively. As of September 30, 2023 and December 31, 2022, the right of use assets related to the office operating leases were $2.3 million and $2.1 million, respectively, and the lease liabilities were $2.5 million and $2.3 million, respectively. The discount rates determined at the commencement of the PHX and San Diego leases were 3.75% and 7.64%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of September 30, 2023 (in thousands):

For the Years Ended December 31,	Total
2023	$144
2024	575
2025	585
2026	412
2027	405
Thereafter	415
Total	$2,536

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2023, there are no material legal matters or material litigation pending of which the Company is aware.

Note 7. Stockholders' Equity

The Company authorized 200,000,000 shares of its common stock with a par value of $0.001 per share. On September 27, 2019, the Company was initially capitalized by the issuance of 10 shares of its common stock for an aggregate purchase price of $150 to its sole stockholder.

Private Common Stock Offerings

On January 16, 2020, the Company completed the Private Common Stock Offering in reliance upon the available exemptions from the registration requirements of the Securities Act. As a result, the Company issued and sold a total of 7,000,000 shares of its common stock for aggregate net proceeds of approximately $105.0 million. The related over-allotment option was exercised in full on January 29, 2020, pursuant to which the Company issued and sold an additional 1,333,333 shares of its common stock for gross proceeds of approximately $20.0 million. As a result, the Company issued and sold a total of 8,333,333 shares of its common stock pursuant to the Private Common Stock Offering for aggregate net proceeds of approximately $114.4 million, net of offering costs of approximately $10.6 million.

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

During the three months ended September 30, 2023, the Company issued and sold 863,970 shares of its common stock at a weighted-average price of $14.55 per share and raised $12.3 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program. During the nine months ended September 30, 2023, the Company issued and sold 1,886,279 shares of its common stock at a weighted-average price of $14.06 per share and raised $26.0 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

During the year ended December 31, 2022, the Company issued and sold 176,148 shares of its common stock at a weighted-average price of $16.56 per share and raised $2.9 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

Stock Repurchase Program

On November 14, 2022, the Company's Board authorized a program for the purpose of repurchasing up to $25.0 million of the Company's common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended. Unless amended or extended by the Company's Board, the Company expects the Repurchase Program to be in place until the earlier of November 11, 2023, or until $25.0 million of the Company's outstanding shares of common stock have been repurchased.

During the three months ended September 30, 2023, the Company did not repurchase outstanding common stock. During the nine months ended September 30, 2023, the Company repurchased 91,691 shares of its outstanding common stock at a weighted average price of $10.91. During the year ended December 31, 2022, the Company repurchased 185,722 shares of its outstanding common stock at a weighted average price of $10.77.

All repurchased shares were immediately canceled and thus Trinity Capital holds no treasury stock. Under the Repurchase Program, as of September 30, 2023, the Company may, but is not obligated to, repurchase up to an additional $22.0 million of the Company's outstanding shares of common stock.

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

On August 8, 2023, the Company issued 5,190,312 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $14.45 per share, resulting in net proceeds to the Company of approximately $72.5 million, after deducting discounts and commissions and offering expenses. In addition, the underwriters exercised their option in part to purchase an additional 500,000 shares of common stock, resulting in additional net proceeds to the Company of $6.9 million, after deducting discounts, commissions and offering expenses.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended September 30, 2023, the Company issued 38,887 shares of common stock for a total of approximately $0.6 million under the DRIP. During the nine months ended September 30, 2023, the Company issued 136,727 shares of common stock for a total of approximately $1.8 million under the DRIP.

During the year ended December 31, 2022, the Company issued 187,923 shares of common stock for a total of approximately $3.0 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
			Total	$6.16

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2023. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the nine months ended September 30, 2023 and 2022 (dollars in thousands).

	Nine Months Ended	Weighted Average	Nine Months Ended	Weighted Average
	September 30, 2023	Grant Date Fair Value	September 30, 2022	Grant Date Fair Value
Unvested as of Beginning of Period	1,041,721	$16.98	536,552	$16.48
Shares Granted	812,527	$12.92	722,336	$17.22
Shares Vested and Forfeited	(425,542)	$16.86	(162,533)	$16.56
Unvested as of Ending of Period	1,428,706	$14.71	1,096,355	$16.96

Fair Value of Granted Stock	$10,498		$12,442
Compensation cost recognized	$6,263		$4,067

As of September 30, 2023, there was approximately $19.4 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2022, there was approximately $15.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.7 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2023. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the nine months ended September 30, 2023 and 2022 (dollars in thousands).

	Nine Months Ended	Weighted Average	Nine Months Ended	Weighted Average
	September 30, 2023	Grant Date Fair Value	September 30, 2022	Grant Date Fair Value
Unvested as of Beginning of Period,	13,540	$14.77	6,066	$16.48
Shares Granted	15,196	$13.16	19,320	$15.53
Shares Vested and Forfeited	(13,540)	$14.77	(11,846)	$16.88
Unvested as of Ending of Period,	15,196	$13.16	13,540	$14.77

Fair Value of Granted Stock	$200		$300
Compensation cost recognized	$150		$219

As of September 30, 2023, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a nine-month period. As of December 31, 2022, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings per common share - basic
Numerator for basic earnings per share	$16,821	$(12,000)	$59,189	$(28,786)
Denominator for basic weighted average shares	40,119,009	33,098,332	37,091,030	30,506,292
Earnings/(Loss) per common share - basic	$0.42	$(0.36)	$1.60	$(0.94)
Earnings per common share - diluted
Numerator for increase in net assets per share	16,821	(12,000)	59,189	(28,786)
Adjustment for interest expense and deferred financing costs on Convertible Notes(1)	910	—	2,729	—
Numerator for diluted earnings per share	17,731	(12,000)	61,918	(28,786)
Denominator for basic weighted average shares	40,119,009	33,098,332	37,091,030	30,506,292
Adjustment for dilutive effect of Convertible Notes(1)	3,731,025	—	3,731,025	—
Denominator for diluted weighted average shares	43,850,034	33,098,332	40,822,055	30,506,292
Earnings/(Loss) per common share - diluted	$0.40	$(0.36)	$1.52	$(0.94)

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

For the three and nine months ended September 30, 2023, $0.6 million and $1.9 million, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended September 30, 2022, $0.7 million and $2.0 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Tax Cost of Investments (1)	1,161,049	$1,166,744

	September 30, 2023	December 31, 2022
Unrealized appreciation	$31,102	$27,223
Unrealized depreciation	(68,369)	(88,970)
Net unrealized appreciation/(depreciation) from investments	$(37,267)	$(61,747)

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Per Share Data: (1)
Net asset value, beginning of period	$13.15	$16.40

Net investment income	1.75	1.64
Net realized and unrealized gains/(losses) on investments (2)	(0.15)	(2.58)
Net increase/(decrease) in net assets resulting from operations	1.60	(0.94)

Offering costs	(0.08)	(0.12)
Effect of shares issued and repurchased (3)	0.04	0.12
Distributions (4)	(1.54)	(1.72)
Total increase/(decrease) in net assets	0.02	(2.66)

Net asset value, end of period	$13.17	$13.74

Shares outstanding, end of period	43,246,612	35,122,433
Weighted average shares outstanding	37,091,030	30,506,292
Total return based on net asset value (5)(9)	11.9%	(5.7)%
Total return based on market value (6)(9)	43.7%	(22.1)%

Ratio/Supplemental Data:
Per share market value at end of period	$13.92	$12.53
Net assets, end of period	$569,463	$482,464
Ratio of total expenses to average net assets(10)	18.9%	16.1%
Ratio of net investment income to average net assets(10)	17.7%	14.9%
Ratio of interest and credit facility expenses to average net assets(10)	9.3%	7.1%
Portfolio turnover rate(7)(9)	32.6%	29.2%
Asset coverage ratio (8)	206.9%	184.6%

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
(8)
Based on outstanding debt of $532.5 million and $570.0 million as of September 30, 2023 and 2022, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of September 30, 2023, and December 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
September 30, 2023(5)	$—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
September 30, 2023	$100,000	2,069	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
September 30, 2023	$182,500	2,069	—	$1,005.04
December 31, 2022	182,500	1,741	—	1,005.96
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
September 30, 2023	$50,000	2,069	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
September 30, 2023	$125,000	2,069	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
September 30, 2023	$75,000	2,069	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Total
September 30, 2023	$532,500	2,069	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the three and nine months ended September 30, 2023 and the year ended December 31, 2022, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. Additionally, in connection with the Company’s IPO, certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the three and nine months ended September 30, 2023 and the year ended December 31, 2022, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Note 13. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU 2020-04 provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. The Company adopted the guidance during the quarter ended June 30, 2023 and its adoption did not have a material impact on the Company's consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. The Company adopted the guidance during the quarter ended June 30, 2023 and its adoption did not have a material impact on the Company’s financial statements.

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
•
our ability to make distributions; and

•
our ability to maintain our status as a BDC under the Investment Company Act of 1940 as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code”).

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

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage Senior Credit Corp 2022 LLC (f.k.a. Trinity Investor JV I LLC) (“Senior Credit Corp 2022 LLC” or the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. To achieve these goals, the Company has agreed to offer the JV the opportunity to purchase up to 40% in dollar amount, but not less than 25% in dollar amount, of the entire amount of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on June 5, 2026.

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

Interest and Dividend Income

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

In addition, the Company may also be entitled to an end-of-term (“EOT”) payment. EOT payments related to debt investments to be paid at the termination of the financing arrangements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of September 30, 2023 and December 31, 2022, the Company had EOT payments receivable of approximately $61.8 million and $59.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $0.1 million in dividend income during the three and nine months ended September 30, 2023 and no dividend income was recorded during the three and nine months ended September 30, 2022.

Fee and Other Income

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2023, our investment portfolio had an aggregate fair value of approximately $1,116.6 million and was comprised of approximately $840.7 million in secured loans, $223.2 million in equipment financings, and $52.7 million in equity and warrants, across 121 portfolio companies. As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $1,094.4 million and was comprised of approximately $802.9 million in secured loans, $246.0 million in equipment financings, and $45.5 million in equity and warrants, across 116 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	74.5%	75.3%	71.7%	73.3%
Equipment Financings	20.3%	20.0%	23.1%	22.5%
Equity	2.9%	1.9%	3.4%	1.3%
Warrants	2.3%	2.8%	1.8%	2.9%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of September 30, 2023 and December 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2023		December 31, 2022
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	35.1%	35.6%	39.3%	40.3%
Northeast	31.4%	31.5%	27.9%	28.4%
South	9.7%	10.3%	8.9%	7.2%
Mountain	9.6%	9.3%	10.7%	11.2%
Midwest	5.8%	5.3%	5.1%	4.6%
Southeast	1.7%	1.7%	1.0%	1.0%
Senior Credit Corp 2022 LLC(1)	0.9%	1.0%	—	—
International:
Canada	3.7%	3.1%	4.5%	4.6%
Western Europe	2.1%	2.2%	2.6%	2.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Senior Credit Corp 2022 LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Fair		Fair
Industry	Cost	Value	Cost	Value
Life Sciences	13.1%	13.3%	6.2%	6.5%
Green Technology	11.4%	12.3%	12.3%	14.0%
Finance and Insurance	11.1%	11.3%	9.9%	10.4%
Real Estate Technology	8.4%	8.3%	8.9%	8.8%
Food and Agriculture Technologies	7.9%	8.0%	8.8%	9.3%
Consumer Products & Services	7.7%	7.8%	6.2%	6.4%
Space Technology	6.9%	7.3%	6.2%	6.5%
Marketing, Media, and Entertainment	4.3%	4.3%	5.3%	5.5%
Digital Assets Technology and Services	4.3%	3.8%	5.3%	4.1%
Transportation Technology	3.8%	3.6%	2.7%	2.7%
Automation & Internet of Things	3.4%	3.5%	4.7%	5.0%
Connectivity	3.1%	3.1%	3.1%	3.1%
Human Resource Technology	2.7%	2.8%	3.5%	3.8%
Healthcare	2.5%	2.2%	7.7%	5.3%
Supply Chain Technology	2.6%	2.1%	0.9%	0.7%
Industrials	1.5%	1.7%	2.1%	2.1%
Construction Technology	2.0%	1.5%	2.1%	1.8%
Education Technology	1.6%	1.3%	1.6%	1.3%
Multi-Sector Holdings(1)	0.9%	1.0%	—	—
SaaS	0.8%	0.8%	2.5%	2.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Senior Credit Corp 2022 LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

As of September 30, 2023 and December 31, 2022, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.0 and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of September 30, 2023 and December 31, 2022, the Company’s ten largest portfolio companies represented approximately 27.9% and 31.7%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of September 30, 2023 and December 31, 2022, the Company had 7 and 16 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the nine months ended September 30, 2023, we invested approximately $204.9 million in 12 new portfolio companies, and approximately $171.0 million in 22 existing portfolio companies, excluding deferred fees. During the nine months ended September 30, 2023, we received an aggregate of $363.0 million in proceeds from repayments and sales of our investments, including proceeds of approximately $259.8 million from early repayments on our debt investments and sales of debt investments.

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

The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Beginning Portfolio, at fair value	$1,094,386	$873,470
Purchases, net of deferred fees	366,872	627,211
Non-cash conversion	21	—
Principal payments received on investments	(100,674)	(124,018)
Proceeds from early debt repayments	(127,947)	(149,769)
Sales of investments	(134,362)	(62,767)
Accretion of OID, EOT, and PIK payments	23,901	32,220
Net realized gain/(loss)	(28,844)	32,853
Change in unrealized appreciation/(depreciation)	23,199	(134,814)
Ending Portfolio, at fair value	$1,116,552	$1,094,386

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

The following table shows the distribution of our loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2023 and December 31, 2022 (dollars in thousands):

		September 30, 2023		December 31, 2022
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$34,728	3.3%	$2,729	0.3%
3.0 - 3.9	Strong Performance	225,408	21.2%	239,872	22.9%
2.0 - 2.9	Performing	740,097	69.6%	756,596	72.1%
1.6 - 1.9	Watch	38,584	3.6%	39,315	3.7%
1.0 - 1.5	Default/Workout	17,540	1.6%	10,317	1.0%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,056,357	99.3%	1,048,829	100.0%
.	Senior Credit Corp 2022 LLC	7,484	0.7%	—	—
Total Debt Investments		$1,063,841	100.0%	$1,048,829	100.0%

As of September 30, 2023 and December 31, 2022, our debt investments had a weighted average risk rating score of 2.8 and 2.8, respectively.

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

As of September 30, 2023, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $42.5 million, and a total fair value of approximately $28.0 million, or 2.6%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and nine months ended September 30, 2023 and 2022.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stated interest income	$36,181	$28,323	$105,935	$73,678
Amortization of OID and EOT	4,539	6,241	12,423	17,228
Acceleration of OID and EOT	2,140	2,590	6,226	7,165
PIK interest income	2,069	—	5,405	—
Prepayment penalty and related fees	789	1,027	1,089	3,707
Dividend income	106	—	106	—
Other fee income	614	508	2,837	2,214
Total investment income	$46,438	$38,689	$134,021	$103,992

For the three and nine months ended September 30, 2023, total investment income was approximately $46.4 million and $134.0 million, respectively, which represents an approximate effective yield of 16.7% and 15.9%, respectively, on the average investments during the periods. For the three and nine months ended September 30, 2022, total investment income was approximately $38.7 million and $104.0 million, respectively, which represents an approximate effective yield of 15.2% and 15.0%, respectively, on the average investments during the periods. The increase in investment income for the three and nine months ended September 30, 2023 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and higher stated interest rates.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, excise taxes, professional fees and general and administrative expenses. Our operating expenses totaled approximately $23.0 million and $20.1 million for the three months ended September 30, 2023 and 2022, respectively, and $69.2 million and $54.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in our operating expenses for the three and nine months ended September 30, 2023 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 7.00% Notes due 2025 (the “2025 Notes”), the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), and the 6.00% Convertible Notes due 2025 (the “Convertible Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $10.8 million and $9.3 million for the three months ended September 30, 2023 and 2022, respectively, $33.9 million and $23.9 million for the nine months ended September 30, 2023 and 2022, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.3% and

6.3% for the three months ended September 30, 2023 and 2022, respectively, and 7.2% and 6.0% for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense for the three and nine months ended September 30, 2023 was primarily due to increased borrowings and increased interest rate under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $8.7 million and $7.3 million for the three months ended September 30, 2023 and 2022, respectively, and $24.7 million and $20.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in employee compensation expenses for the three and nine months ended September 30, 2023 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of September 30, 2023 and 2022, the Company had 63 and 56 employees, respectively.

Excise Taxes

We accrue excise tax on estimated undistributed taxable income and gain as required on an annual basis. Our excise taxes totaled approximately $0.6 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, talent acquisition fees and other consulting fees, totaled approximately $1.3 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in professional fees expenses for the three and nine months ended September 30, 2023 resulted primarily from increased legal fees, third-party valuation fees, and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $1.7 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.7 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2023 is primarily due to additional office rent and related expenses.

Net Investment Income

For the three months ended September 30, 2023 and 2022, we recognized approximately $46.4 million and $38.7 million in total investment income as compared to approximately $23.0 million and $20.1 million in total expenses, including excise tax expense, resulting in net investment income of $23.4 million and $18.6 million, respectively. For the nine months ended September 30, 2023 and 2022, we recognized approximately $134.0 million and $104.0 million in total investment income as compared to approximately $69.2 million and $54.0 million in total expenses including excise tax expense, resulting in net investment income of $64.8 million and $50.0 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the nine months ended September 30, 2023, our gross realized gains primarily consisted of the repayment of one loan, one equipment financing, and one warrant, and our gross realized losses primarily consisted of the exit of our debt, equipment financing and equity positions in four portfolio companies. During the nine months ended September 30, 2022, our gross realized gains primarily consisted of the sale of our equity positions in two portfolio companies, and our gross realized losses primarily consisted of the sale of our debt positions in two portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and nine months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gain/(loss) on investments:
Gross realized gains	$398	$111	$4,198	$53,917
Gross realized losses	(2,266)	(713)	(33,042)	(11,492)
Total net realized gains/(losses) on investments	$(1,868)	$(602)	$(28,844)	$42,425

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

Net unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gross unrealized appreciation	$12,889	$9,651	$25,217	$21,208
Gross unrealized depreciation	(21,699)	(40,675)	(34,529)	(79,336)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	4,093	996	32,511	(63,038)
Total net unrealized gains/(losses) on investments	$(4,717)	$(30,028)	$23,199	$(121,166)

During the three months ended September 30, 2023, our net unrealized depreciation totaled approximately $4.7 million, which included net unrealized appreciation of $0.6 million from our warrant and equity investments and net unrealized depreciation of $5.3 million from our debt investments.

During the nine months ended September 30, 2023, our net unrealized appreciation totaled approximately $23.2 million, which included net unrealized appreciation of $7.4 million from our warrant and equity investments and net unrealized appreciation of $15.8 million from our debt investments.

During the three months ended September 30, 2022, we recorded net unrealized depreciation of $30.0 million, which was from net unrealized depreciation of $12.2 million from our warrant and equity investments, and $17.8 million from our debt investments. During the nine months ended September 30, 2022, we recorded net unrealized depreciation of $121.2 million, which included net unrealized depreciation of $94.9 million from our warrant and equity investments, and $26.3 million from our debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended September 30, 2023, totaled approximately $16.8 million. Net decrease in net assets resulting from operations during the three months ended September 30, 2022, was approximately $12.0 million. Net increase in net assets resulting from operations during the nine months ended September 30, 2023, totaled approximately $59.2 million. Net decrease in net assets resulting from operations during the nine months ended September 30, 2022, was approximately $28.8 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2023, basic net increase in net assets per common share was $0.42 and diluted net increase in net assets per common share was $0.40. For the nine months ended September 30, 2023, basic net increase in net assets per common share was $1.60 and diluted net increase in net assets per common share was $1.52.

For the three months ended September 30, 2022, basic and diluted net decrease in net assets per common share were $0.36. For the nine months ended September 30, 2022, basic and fully diluted net decrease in net assets per common share were $0.94.

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

For the nine months ended September 30, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $3.4 million, which is the net result of $40.1 million of cash provided by operating activities, $2.2 million of cash used in investing activities, offset by $41.3 million of cash used in financing activities. During the nine months ended September 30, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $12.6 million, which is the net result of $185.0 million of cash used in operating activities partially offset by $0.1 million of cash used in investing activities and $172.5 million of cash provided by financing activities.

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $7.2 million and $10.6 million, respectively, of which $6.5 million and $5.6 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2023, and December 31, 2022, we did not have any restricted cash.

As of September 30, 2023 and December 31, 2022, we had approximately $250.0 million and $162.5 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of September 30, 2023, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of September 30, 2023, our asset coverage ratio was approximately 206.9% and our asset coverage ratio per unit was approximately $2,069. As of December 31, 2022, our asset coverage ratio was approximately 174.1% and our asset coverage ratio per unit was approximately $1,741.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with the JV to fund capital contributions through June 2026 in the amount of $21.4 million, of which $10.7 million and $21.4 million was unfunded as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any other off-balance sheet financings or liabilities as of September 30, 2023 or December 31, 2022.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2023 and December 31, 2022 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of September 30, 2023 and December 31, 2022, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2023, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$100,000	$—	$—	$100,000
2025 Notes	—	182,500	—	—	182,500
Convertible Notes	—	50,000	—	—	50,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
Operating Leases	144	1,572	820	—	2,536
Total Contractual Obligations	$144	$534,072	$820	$—	$535,036

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
			Total	$6.16

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On October 31, 2023, the last reported closing sales price of our common stock on Nasdaq was $13.73 per share, which represented a premium of approximately 4.3% to our net asset value per share of $13.17 as of September 30, 2023. As of October 31, 2023, we had approximately 67 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2023
Fourth Quarter (through October 31, 2023)	*	$14.10	$13.33	*	*	*
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(5)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(5)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47
Year Ending December 31, 2022
Fourth Quarter	$13.15	$13.82	$10.24	5.1%	(22.1)%	$0.61	(5)
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(5)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(5)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(5)
Year Ending December 31, 2021
Fourth Quarter	$16.40	$17.65	$15.79	7.6%	(3.7)%	$0.36
Third Quarter	$14.70	$16.73	$14.14	13.8%	(3.8)%	$0.33
Second Quarter	$14.33	$15.00	$14.10	4.7%	(1.6)%	$0.29
First Quarter(4)	$13.69	$15.65	$13.75	14.3%	0.4%	$0.28

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

Recent Developments

Subsequent to the quarter ended September 30, 2023 and through the date of filing of this Quarterly Report on Form 10-Q, no material events or developments occurred that require reporting.

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

As of September 30, 2023, approximately 73.8% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or LIBOR, and approximately 26.2% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 3.25%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$23,045	$3,000	$20,045
Up 200 basis points	$15,363	$2,000	$13,363
Up 100 basis points	$7,682	$1,000	$6,682
Down 100 basis points	$(7,325)	$(1,000)	$(6,325)
Down 200 basis points	$(13,783)	$(2,000)	$(11,783)
Down 300 basis points	$(20,101)	$(3,000)	$(17,101)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of September 30, 2023, we had five foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of September 30, 2023 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, during the three months ended September 30, 2023, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

Our investments in portfolio companies that operate in the life sciences industry represent 13.3% of our total portfolio at fair market value as of September 30, 2023. Any of our portfolio companies operating in the life sciences industry may be subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the life science industries. Such portfolio companies may provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the life sciences industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Dividend Reinvestment Plan

On October 13, 2023, pursuant to its amended and restated distribution reinvestment plan, the Company issued 29,235 shares of its common stock, at a price of $13.88 per share, to stockholders of record as of September 30, 2023 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Stock Repurchase Program

On November 14, 2022, the Company's Board authorized a program for the purpose of repurchasing up to $25.0 million of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended. Unless amended or extended by the Company's Board, the Company expects the Repurchase Program to be in place until the earlier of November 11, 2023, or until $25.0 million of the Company's outstanding shares of common stock have been repurchased. During the quarter ended September 30, 2023, there were no repurchases of our common stock under the Repurchase Program. As of September 30, 2023, the approximate dollar value of shares that may yet be purchased under the program was $22.0 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

TRINITY CAPITAL INC.

Dated: November 1, 2023	By:	/s/ Steven L. Brown
Steven L. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2023	By:	/s/ David Lund
David Lund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)