Form 10-K
period 2023-12-31
Trinity Capital Inc.
filed 2024-03-06
CIK 1786108

vpstow20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the registrant’s common stock ($0.001 par value per share) held by non-affiliates of the registrant as of June 30, 2023 was approximately $399,613,080, based on the closing sale price on the Nasdaq Global Select Market on that date of $13.26 per share.

As of March 5, 2024, the registrant had 46,437,097 shares of common stock ($0.001 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

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
•
the ability of our portfolio companies to achieve their objectives, including due to the impact of supply chain disruptions and the interest rate and inflation rate environments;
•
the use of leverage;
•
risks related to the uncertainty of the value of our portfolio investments;
•
changes in political, economic or industry conditions, including as a result of supply chain disruptions, the interest rate and inflation rate environments or conditions affecting the financial and capital markets;
•
uncertainty surrounding the financial and/or political stability of the United States, the United Kingdom, the European Union, China, and other countries and regions;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
risks related to changes in interest rates and inflation rates, our expenses, and other general economic conditions and the effect on our net investment income;
•
the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, on our operations and/or the operations of our portfolio companies;
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

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the U.S. Securities and Exchange Commission (the "SEC"). Any forward-looking statements in this annual report on Form 10-K should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this annual report on Form 10-K. See “Item 1A. Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).

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

In the Formation Transactions, the Legacy Funds were merged with and into Trinity Capital, and we issued 9,183,185 shares of our common stock for an aggregate amount of approximately $137.7 million and paid approximately $108.7 million in cash to the Legacy Funds’ investors, which included the general partners/managers of the Legacy Funds (the “Legacy Investors”). Our senior management team, led by Kyle Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

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

Overview

We are a specialty lending company that provides debt, including loans and equipment financings, to growth-stage companies, including venture-backed companies and companies with institutional equity investors. Our investment objective is to generate current income and, to a lesser extent, capital appreciation through our investments. We seek to achieve our investment objective by making investments consisting primarily of term loans and equipment financings and, to a lesser extent, working capital loans, equity and equity-related investments. Our equipment financings involve loans for general or specific use, including acquiring equipment, that are secured by the equipment or other assets of the portfolio company. In addition, we may obtain warrants or contingent exit fees at funding from many of our portfolio companies, providing an additional potential source of investment returns. The warrants entitle us to purchase preferred or common ownership shares of a portfolio company, and we typically target the amount of such warrants to scale in proportion to the amount of the debt or equipment financing. Contingent exit fees are cash fees payable upon the consummation of certain trigger events, such as a successful change of control or initial public offering of the portfolio company. In addition, we may obtain rights to purchase additional shares of our portfolio companies in subsequent equity financing rounds.

We target investments in growth-stage companies with institutional investor support, experienced management teams, promising products and offerings, and large expanding markets. We define “growth-stage companies” as companies that have significant ownership and active participation by sponsors and expected annual revenues of up to $100 million. These companies typically are private companies that have begun to have success selling their products to the market and need additional capital to expand their operations and sales. Despite often achieving growing revenues, these types of companies typically have limited financing options to fund their growth. Equity, being dilutive in nature, is generally the most expensive form of capital available, while traditional bank financing is rarely available, given the lifecycle stage of these companies. Financing from us bridges this financing gap, providing companies with growth capital, which may result in improved profitability, less dilution for all equity investors, and increased enterprise value. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

Our loans generally may have initial interest-only periods of up to 24 months, and our equipment financings generally begin amortizing immediately. Our loans and equipment financings generally have a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission-critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth-stage companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments will mitigate risk and significantly reduce the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

Our loans and equipment financings generally range from $5 million to $50 million, and we generally limit each loan or equipment financing to approximately five percent or less of our total assets. We believe investments of this scale are generally sufficient to support near-term growth needs of most growth-stage companies.

The following illustrates the lifecycle stage at which we seek to invest in our portfolio companies, although we may, at our discretion, invest in other lifecycle stages.

Human Capital Resources and Management Team

We are an internally managed BDC employing 68 dedicated professionals as of December 31, 2023, including 43 investment, origination and portfolio management professionals, all of whom have experience working on investment and financing transactions for growth- and early-stage companies. All of our employees are located in the United States.

Our management team has prior management experience, including with early-stage tech startups, and employs a highly systematized investment approach. Our senior management team, led by Kyle Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio.

All investment decisions are made by the Investment Committee, whose members consist of Steven L. Brown, Gerald Harder, Kyle Brown, and Ron Kundich and a vertical market leader (on a rotating basis throughout the year). We consider these individuals to be our portfolio managers. The Investment Committee approves proposed investments by majority consent in accordance with investment guidelines and procedures established by the Investment Committee.

Our employees drive the success of our business and investment strategy, including achieving our investment objective. We offer competitive compensation, benefits and training programs to develop our employees’ skills and expertise. We are committed to providing a safe, harassment-free work environment guided by principles of fair and equal treatment and focused on employee engagement.

Potential Competitive Advantages

We believe that we are one of only a select group of specialty lenders that has our depth of knowledge, experience, and track record in lending to growth-stage companies. Further, we are one of an even smaller subset of specialty lenders that offers both loans and equipment financings. Our other potential competitive advantages include:

• In-house engineering and operations expertise to evaluate growth-stage companies’ business products and plans.

We have a history of employing technology experts, including those with engineering and operations expertise, who have developed proven technology and hold patents in their names, as well as executives and other employees who have experience with the products and business plans of growth-stage companies. The expertise, knowledge and experience of these individuals allows them to understand and evaluate the business plans, products and financing needs of growth-stage companies, including the risks related thereto.

• Direct origination networks that benefit from relationships with venture banks, institutional equity investors and entrepreneurs built during the term of operations of the Legacy Funds, which began in 2008.

We seek to be the first contact for venture bankers who focus on growth-stage companies and who have a portfolio company that would benefit from term debt or equipment financings. We have established relationships with the major technology banks over the last 10 years in every major market across the United States and have established standard intercreditor and subordination agreements, which we believe make working with technology banks seamless in most regions across the United States. These banks often will provide revolving credit facilities to growth-stage companies and we seek to provide term debt and/or equipment financings to their portfolio companies.

We also focus on sourcing deals from the partners of growth-stage institutional investors, including growth-stage venture capital firms and private equity firms. We focus on building relationships with investors who have raised recent funds and have the ability to provide ongoing support to their portfolio companies.

We receive referrals directly to the executive officers of growth-stage companies from these various stakeholders. Most of these stakeholders have board seats on the portfolio companies referred to us, are intimately involved in the business of such portfolio companies and generally serve as our advocates when term sheets are negotiated. We also receive introductions to companies for potential investment opportunities from executive officers with whom we have had business relationships at former portfolio companies.

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

Market Opportunity

We believe that an attractive market opportunity exists for providing debt and equipment financings to growth-stage companies for the following reasons:

•
Growth-stage companies have generally been underserved by traditional lending sources.
•
Unfulfilled demand exists for loans and equipment financings to growth-stage companies due to the complexity of evaluating risk in these investments.
•
Debt investments with warrants are less dilutive than traditional equity financing and complement equity financing from venture capital and private equity funds.
•
Equity funding of growth-stage companies, including venture capital backed companies, has increased steadily over the last ten years, resulting in new lending and equipment financing opportunities.
•
The annual venture debt market in the U.S. surpassed $30 billion for the fourth consecutive year in 2023. We believe that the equipment financing market is even more fragmented, with the majority of equipment financing providers unable to fund investments for more than $10 million. We believe there are significant growth opportunities for us to expand our market share in the venture debt market and become a one-stop shop for loans and equipment financings for growth-stage companies.

Growth-Stage Companies are Underserved by Traditional Lenders.

We believe many viable growth-stage companies have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies, because traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with these companies effectively.

The cash flow characteristics of many growth-stage companies include significant research and development expenditures and high projected revenue growth, thus often making such companies difficult to evaluate from a credit perspective. In addition, the balance sheets of many of these companies often include a disproportionately large amount of intellectual property assets, which can be difficult to value. Finally, the speed of innovation in technology and rapid shifts in consumer demand and market share add to the difficulty in evaluating these companies.

Due to the difficulties described above, we believe traditional lenders generally refrain from lending and/or providing equipment financing to growth-stage companies, instead preferring the risk-reward profile of traditional fixed asset-based lending. We believe traditional lenders generally do not have flexible product offerings that meet the needs of growth-stage companies. The financing products offered by traditional lenders typically impose restrictive covenants and conditions on borrowers, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.

Unfulfilled Demand for Loans and Equipment Financings to Growth-Stage Companies.

Private capital in the form of loans and equipment financings from specialty finance companies continues to be an important source of funding for growth-stage companies. We believe that the level of demand for loans and equipment financings is a function of the level of annual venture equity investment activity and can be as much as 20% to 30% of such investment activity. We believe this market is largely served by a handful of venture banks, with whom our products generally do not compete, and a relative few term lenders and lessors.

We believe that demand for loans and equipment financings to growth-stage companies is currently underserved, given the high level of activity in venture capital equity market for the growth-stage companies in which we invest. We believe certain venture lending companies have begun to focus on larger investment opportunities, potentially creating additional opportunities for us in the near term. Our senior management team has seen a significant increase in the number of potential investment opportunities over the last ten years.

Debt Investments with Warrants Complement Equity Financing from Venture Capital and Private Equity Funds.

We believe that growth-stage companies and their financial sponsors will continue to view debt, including loans and equipment financings, as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our debt investments, including loans and equipment financings, will provide access to growth capital that otherwise may only be available through incremental equity investments by new or existing equity investors. As such, we intend to provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe many growth-stage companies target a portion of their capital to be debt and equipment financing in an attempt to minimize ownership dilution to existing investors and company founders. In addition, because growth-stage companies generally reach a more mature stage prior to reaching a liquidity event, we believe our investments could provide the capital needed to grow or recapitalize during the extended growth period sometimes required prior to liquidity events.

Investment Philosophy, Strategy and Process

Overview

We lend money in the form of term loans and equipment financings and, to a lesser extent, working capital loans to growth-stage companies. Investors may receive returns from three sources — the loan’s interest payments or equipment financing payments and the associated contractual fees; the final principal payment; and, contingent upon a successful change of control or initial public offering, proceeds from the equity positions or contingent exit fees obtained at loan or equipment financing origination.

We primarily seek to invest in loans and equipment financings to growth-stage companies that have generally completed product development and are in need of capital to fund revenue growth. We believe a lack of profitability often limits these companies’ ability to access traditional bank financing and our in-house engineering and operations experience allows us to better understand this risk and earn what we believe to be higher overall returns and better risk-adjusted returns than those associated with traditional bank loans. Leveraging the experience of our investment professionals, we seek to target companies at their growth-stage of development and seek to identify financing opportunities ignored by the traditional direct lending community.

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

Characteristics of Target Portfolio Companies

We seek to invest in a cross-section of growth-stage companies. In addition to the criteria discussed in this annual report on Form 10-K, we may consider other factors such as portfolio company size, industry, historical revenue growth, management’s revenue growth projections, relevant operating margins, competition, management capabilities and geographic concentration. We will evaluate prospective portfolio companies quantitatively and qualitatively, and determine investments based on the key factors, including the following items:

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
•
Additional Deal Considerations. Additional deal considerations typically have included upfront fees of up to 2% of the invested principal, upfront structuring fees of approximately one-half month of finance payments for equipment financings, an upfront deposit of up to three months for equipment financings, and final payments of up to 15% of invested principal.
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

In addition, we seek to enter into standard intercreditor agreements with the major technology banks that we anticipate engaging with, making workout situations easier and less contentious. Where and when possible, we will execute deposit account control agreements with our portfolio companies for purposes of ensuring access to our collateral in a default. In all cases, we seek to put in place Uniform Commercial Code filings to perfect our security position, and to update these filings as necessary to reflect changes in our collateral.

Investment Process

Investment Originations; New Deals Referred

We have a multi-channel sourcing strategy focused primarily on growth-stage venture capital firms, private equity firms, technology banks and, to a lesser extent, brokers who focus on our business. We have established relationships with the major technology banks and have established standard intercreditor and subordination agreements, which make working with technology banks seamless in most regions across United States.

We continue to expand our originations team internally in order to continue to focus on building relationships with individuals at top-tier venture capital firms as well as building out connections to a nationwide network of technology bankers. We have developed proprietary internal systems and technology to give our originations and marketing team real time information about the broader market and our investment pipeline, which we leverage to attempt to become and maintain our relationship as the first call for our referral sources.

Initial Rating

Our initial rating of every opportunity is primarily based on six factors, as well as other items that are deemed to be relevant by the due diligence team:

•
Investor Syndicate: the portfolio company’s investors, specifically their ability and likelihood to provide ongoing financial support as needed;
•
Management Team: the experience and strength of the portfolio company’s management team and board of directors;
•
Product and Industry: the portfolio company’s products or services and the market needs that they fulfill;
•
Financial Performance: the portfolio company’s historical and projected financial performance, including revenue potential, growth, gross margins and other metrics;
•
Debt and Debt Structure: capital structure and cash life; and
•
Collateral and Security: type and value of collateral (e.g., mission-critical assets), liens and other forms of security.

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

As of December 31, 2023, the Company’s debt investment portfolio had a weighted average risk rating score of 2.7.

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

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of income we timely distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to stockholders.

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

Corporate Information

Our principal executive offices are located at 1 N 1st Street, Suite 302, Phoenix, AZ 85004. We maintain a website on the Internet at www.trinitycap.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider that information to be part of this annual report on Form 10-K.

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
•
Our investment strategy focuses on growth-stage companies which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, below investment grade ratings, which could cause you to lose all or part of your investment in us.
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

From time-to-time, capital markets may experience periods of disruption and instability, including during portions of the last three fiscal years. Since 2020, the U.S. capital markets have experienced extreme volatility and disruption, as evidenced by the volatility in global stock markets as a result of, among other things, supply chain disruptions, interest rate and inflation rate environments, and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these types of events contribute to unpredictable general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.
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

During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that apply to us as a BDC, we are generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. From time to time, we may seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to the approval granted at our 2023 annual meeting of stockholders held on June 14, 2023, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on the earlier of June 14, 2024 and the date of our 2024 annual meeting of stockholders.

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

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	(29.1)%	(18.4)%	(7.6)%	3.1%	13.8%

(1) Assumes (i) $1,311.0 million in total assets, (ii) $645.5 million in outstanding principal indebtedness, (iii) $611.2 million in net assets as of December 31, 2023 and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.2% as of December 31, 2023.

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

In 2022 and 2023, the U.S. Federal Reserve raised short-term interest rates and recently indicated that it may cease further increases to interest rates or may decrease interest rates. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

Risks Related to Our Investments

Our investment strategy focuses on growth-stage companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, below investment grade ratings, which could cause you to lose all or part of your investment in us.

We invest primarily in growth-stage companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of growth-stage companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. Our target growth-stage companies are geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many growth-stage companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, growth-stage companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.

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

These companies, their industries, their products and customer demand and the outlook and competitive landscape for their industries are all subject to change, which could adversely impact their ability to execute their business plans and generate cash flow or raise additional capital that would serve as the basis for repayment of our loans. Therefore, our growth-stage companies may face considerably more risk of loss than do companies at other stages of development.

The equipment financing industry is highly competitive and competitive forces could adversely affect the financing rates and resale prices that we may realize on our equipment financing investment portfolio and the prices that we have to pay to acquire our investments.

As part of our investment strategy, we engage in equipment financing, through which we finance equipment to growth-stage companies. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the type of financing, the lease or loan term and the type of equipment. In seeking equipment financing transactions, we will compete with financial institutions, manufacturers and public and private leasing companies, many of which may have greater financial resources than us.

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), and instability in the Chinese capital markets. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our and our portfolio companies’ business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, and the war between Russia and Ukraine, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Any public health emergency, including outbreaks of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information. As a result, our valuations may not show the completed or continuing impact and the resulting measures taken in response thereto. Any public health emergency, including outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

For example, as of December 31, 2023, our largest industry concentrations of our total investments at fair value were in the space technology industry, which represented 14.6%; green technology industry, which represented approximately 11.2%; and technology-related companies in the finance and insurance industry, which represented approximately 10.5%. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

Our investments in the space technology industry may be subject to certain risks, including risks related to rapid advances and innovations in technology that could render existing technology, systems, products and/or services of our portfolio companies obsolete or less attractive to customers. The space technology industry is highly competitive, and our portfolio companies in this industry may be subject to competition from companies using newly developed and innovative technologies and systems. The future success and competitive position of these portfolio companies will also depend in part upon their ability to obtain, maintain and protect proprietary technology used in their products and services. See “If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.”

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

We invest through joint ventures.

We hold a portion of our investments through our joint venture, Senior Credit Corp 2022 LLC, and may, from time to time, hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

We are subject to risks associated with investing alongside other third parties.

We have invested in Senior Credit Corp 2022 LLC and may in the future invest in additional joint ventures alongside third parties through joint ventures, partnerships or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.

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

The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies. We expect that these investments would focus on the same investments that we make in U.S. growth-stage companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.

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

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations, became effective. Under this rule, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

At our 2023 Annual Meeting of Stockholders held on June 14, 2023, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one-year anniversary of the date of our 2023 Annual Meeting of Stockholders and the date of our 2024 Annual Meeting of Stockholders, which is expected to be held in May or June 2024. The proposal approved by our stockholders at our 2023 Annual Meeting of Stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in one or more offerings may not exceed 25% of our outstanding common stock as of the date of stockholder approval of this proposal. If we were to issue or sell shares of our common stock at a price below our net asset value per share, such sales would result in an immediate dilution to our net asset value per share and pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below such discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. An extended period of remote working, whether by us, our portfolio companies, or our third-party providers, could strain technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

As part of our overall risk management processes and procedures, we have instituted a cybersecurity program designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity program, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

Our Board provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. Our Board receives periodic updates from our Chief Compliance Officer and Chief Operating Officer, and more frequently as needed, regarding the overall state of our cybersecurity program, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents.

Management's Role in Cybersecurity Risk Management

Our management team, including our Chief Compliance Officer and Chief Operating Officer, is responsible for assessing and managing material risks from cybersecurity threats, including by engaging third-party service providers, as described above. Members of our management team possess relevant expertise in various disciplines that are key to effectively managing such risks, such as technology systems, technology leadership, technological development, cybersecurity, regulatory compliance and corporate governance. Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our risk management, legal, and/or compliance personnel.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Currently, we lease office space in Phoenix, Arizona for our corporate headquarters. We also lease office space in San Diego, California. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On March 5, 2024, the last reported closing sales price of our common stock on Nasdaq was $14.39 per share, which represented a premium of approximately 9.1% to our net asset value per share of $13.19 as of December 31, 2023. As of March 5, 2024, we had approximately 56 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2024
First Quarter (through March 5, 2024)	*	$14.99	$13.68	*	*	*
Year Ending December 31, 2023
Fourth Quarter	$13.19	$15.40	$13.33	16.7%	1.0%	$0.50
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(4)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(4)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47
Year Ending December 31, 2022
Fourth Quarter	$13.15	$13.82	$10.24	5.1%	(22.1)%	$0.61	(4)
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(4)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(4)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(4)

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

Issuer Purchases of Equity Securities

On November 14, 2022, the Board authorized a stock repurchase plan permitting the Company to repurchase up to $25.0 million of common stock (the “Repurchase Program”). Under the Repurchase Program, the Company repurchased $1.0 million and $2.0 million of common stock during the years ended December 31, 2023 and December 31, 2022, respectively. The Repurchase Program was not renewed by the Board of Directors, and expired on November 11, 2023.

Information relating to repurchases of our common stock during the year ended December 31, 2023 and 2022 is as follows:

		Total Number of	Approximate Dollar
		Shares Purchased as	Value of Shares that
		Part of Publicly	May Yet Be Purchased
	Average Price	Announced Plans or	Under the Stock
Period	Paid per Share	Programs	Repurchase Program
October 1 through December 31, 2022	$10.77	185,722	$23,000,012
January 1 through March 31, 2023	$10.91	91,691	$22,000,025
April 1 through December 31, 2023(1)	$—	—	$—
Total	$10.81	277,413	$—
(1)
The Repurchase Program expired on November 11, 2023.

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

We maintain an “opt-out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2023, 2022, and 2021, we issued 165,962, 187,923 and 281,149 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we issued 165,962 shares of common stock for a total of approximately $2.2 million under the DRIP. During the year ended December 31, 2022, we issued 187,923 shares of common stock for a total of approximately $3.0 million under the DRIP.

On January 12, 2024, we issued 23,456 shares of our common stock pursuant to our distribution reinvestment plan, which related to the dividend declared on December 14, 2023. These issuances were not subject to the registration requirements of the Securities Act.

Stock Performance Graph

The following stock performance graph compares the cumulative stockholder return of an investment in our common stock, the NASDAQ Financial 100 Index, the S&P 500, the S&P BDC Index and an average of certain of our direct BDC peers. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities prior to any tax effect.

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

We target investments in growth-stage companies, which are typically private companies, including venture-backed companies and companies with institutional equity investors. We define “growth-stage companies” as companies that have significant ownership and active participation by sponsors, such as institutional investors or private equity firms, and expected annual revenues of up to $100 million. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

Our loans generally may have initial interest-only periods of up to 24 months, and our equipment financings generally begin amortizing immediately. Our loans and equipment financings generally have a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission-critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth-stage companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments will mitigate risk and significantly reduce the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

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

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage Senior Credit Corp 2022 LLC (the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. To achieve these goals, the Company has agreed to offer the JV the opportunity to purchase up to 40% in dollar amount, but not less than 25% in dollar amount, of the entire amount of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on June 5, 2026.

Critical Accounting Estimates and Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. Our critical accounting estimates, including those relating to valuation of investments and income recognition, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” Please refer to “Note 2 - Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included with this Annual Report on Form 10-K for a discussion of our significant accounting policies.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies (“ASC 946”) and measured in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that each of the portfolio investments is sold in a hypothetical transaction in the principal or, as applicable, most advantageous market using market participant assumptions as of the measurement date. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. The Company values its investments at fair value as determined in good faith by the Company’s Board in accordance with the provisions of ASC 820 and the 1940 Act.

The SEC adopted Rule 2a-5 under the 1940 Act ("Rule 2a-5"), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company's Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Income Recognition

Interest and Dividend Income. The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount ("OID") initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. Interest income from payment-in-kind ("PIK") represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.

In addition, the Company may also be entitled to an end-of-term (“EOT”) payment. EOT payments to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of December 31, 2023 and December 31, 2022, the Company had EOT payments receivable of approximately $62.2 million and $59.9 million, respectively, which is included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $0.6 million in dividend income during the year ended December 31, 2023 and no dividend income was recorded during the year ended December 31, 2022.

Fee and Other Income. The Company recognizes one-time fee income, including, but not limited to, structuring fees, prepayment penalties, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity. In addition, fee income may include fees for originations and administrative agent services rendered by the Company to the JV. Such fees are earned in the period that the services are rendered.

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $1,275.2 million and was comprised of approximately $885.3 million in secured loans, $336.8 million in equipment financings, and $53.1 million in equity and warrants, across 120 portfolio companies. As of December 31, 2022, our investment portfolio had an aggregate fair value of approximately $1,094.4 million and was comprised of approximately $802.9 million in secured loans, $246.0 million in equipment financings, and $45.5 million in equity and warrants, across 116 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	69.7%	69.5%	71.7%	73.3%
Equipment Financing	25.5%	26.4%	23.1%	22.5%
Warrants	2.3%	2.6%	1.8%	2.9%
Equity	2.5%	1.5%	3.4%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of December 31, 2023 and December 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2023		December 31, 2022
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West(2)	35.5%	36.5%	37.1%	38.0%
Northeast(2)	29.8%	29.9%	28.2%	29.1%
South	12.8%	13.5%	8.9%	7.2%
Mountain	9.0%	8.7%	10.7%	11.2%
Midwest	4.9%	4.5%	5.1%	4.6%
Southeast(2)	3.3%	3.3%	2.9%	2.6%
Senior Credit Corp 2022 LLC(1)	0.8%	0.9%	—	—
International:
Western Europe	1.7%	1.8%	2.6%	2.7%
Canada	2.2%	0.9%	4.5%	4.6%
Total	100.0%	100.0%	100.0%	100.0%

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
(2)
Geographic region classifications have been updated based on changes in the locations of certain portfolio companies' corporate headquarters, and the prior year has been amended to conform with such presentation for comparability.

Industry classifications have been updated to a preferred presentation. Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
		Fair		Fair
Industry	Cost	Value	Cost	Value
Space Technology	14.1%	14.6%	6.2%	6.5%
Green Technology	10.5%	11.2%	12.3%	14.0%
Finance and Insurance	10.6%	10.5%	9.9%	10.4%
Real Estate Technology	7.2%	7.2%	8.9%	8.8%
Food and Agriculture Technologies	6.9%	7.0%	8.8%	9.3%
Consumer Products & Services	6.5%	6.6%	6.2%	6.4%
Medical Devices	5.2%	5.5%	1.6%	1.7%
Healthcare Technology	4.4%	4.5%	1.7%	1.8%
Biotechnology	4.3%	4.4%	2.9%	3.0%
Marketing, Media, and Entertainment	3.7%	3.7%	5.3%	5.5%
Transportation Technology	3.4%	3.1%	2.7%	2.7%
Digital Assets Technology and Services	2.5%	2.8%	5.3%	4.1%
SaaS	2.6%	2.7%	2.5%	2.7%
Automation & Internet of Things	2.6%	2.7%	4.7%	5.0%
Connectivity	2.7%	2.7%	3.1%	3.1%
Human Resource Technology	2.4%	2.4%	3.5%	3.8%
Healthcare	2.4%	2.1%	7.7%	5.3%
Supply Chain Technology	2.3%	1.9%	0.9%	0.7%
Industrials	1.7%	1.8%	2.1%	2.1%
Education Technology	1.4%	1.2%	1.6%	1.3%
Multi-Sector Holdings (1)	0.8%	0.9%	—	—
Construction Technology	1.8%	0.5%	2.1%	1.8%
Total	100.0%	100.0%	100.0%	100.0%
(1)
Multi-Sector Holdings consists of the Company's investment in Senior Credit Corp 2022 LLC, a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

As of both December 31, 2023 and December 31, 2022, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.2 years. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Annual Report on Form 10-K.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of December 31, 2023 and December 31, 2022, the Company’s ten largest portfolio companies represented approximately 31.6% and 31.7%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of December 31, 2023 and December 31, 2022, the Company had four and 16 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the year ended December 31, 2023, we invested approximately $414.3 million in 17 new portfolio companies, approximately $216.5 million in 25 existing portfolio companies, and approximately $11.0 million in the JV, excluding deferred fees. During the year ended December 31, 2023, we received an aggregate of $471.9 million in proceeds from repayments and sales of our investments, including proceeds of approximately $326.6 million from early repayments on our debt investments and sales of debt investments.

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

The following table provides a summary of the changes in the investment portfolio for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Beginning Portfolio, at fair value	$1,094,386	$873,470
Purchases, net of deferred fees	632,754	627,211
Non-cash conversion	21	—
Principal payments received on investments	(142,113)	(124,018)
Proceeds from early debt repayments	(169,745)	(149,769)
Sales of investments	(160,068)	(62,767)
Accretion of OID, EOT, and PIK payments	32,953	32,220
Net realized gain/(loss)	(28,071)	32,853
Change in unrealized appreciation/(depreciation)	15,063	(134,814)
Ending Portfolio, at fair value	$1,275,180	$1,094,386

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2023 and December 31, 2022 (dollars in thousands):

		December 31, 2023		December 31, 2022
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$40,584	3.3%	$2,729	0.3%
3.0 - 3.9	Strong Performance	277,867	22.9%	239,872	22.9%
2.0 - 2.9	Performing	805,730	65.9%	756,596	72.1%
1.6 - 1.9	Watch	56,740	4.6%	39,315	3.7%
1.0 - 1.5	Default/Workout	33,452	2.7%	10,317	1.0%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,214,373	99.4%	1,048,829	100.0%
.	Senior Credit Corp 2022 LLC (1)	7,704	0.6%	—	—
Total Debt Investments		$1,222,077	100.0%	$1,048,829	100.0%
(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

At December 31, 2023 and December 31, 2022, our debt investments had a weighted average risk rating score of 2.7 and 2.8, respectively.

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

As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7%, of the fair value of the Company’s debt investment portfolio.

Fiscal Year Ended December 31, 2021
A discussion of our portfolio composition and investment activity for the fiscal year ended December 31, 2021 is available in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 2, 2023 and is available on the SEC’s EDGAR database.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the years ended December 31, 2023 and 2022.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Stated interest income	$141,850	$105,367
Amortization of OID and EOT	16,665	23,766
Acceleration of OID and EOT	7,725	9,703
PIK interest income	7,998	—
Prepayment penalty and related fees	2,118	3,864
Dividend income	602	—
Other fee income	4,897	2,800
Total investment income	$181,855	$145,500

For the year ended December 31, 2023, total investment income was approximately $181.9 million, which represents an approximate effective yield of 16.1% on the average investments during the year. For the year ended December 31, 2022, total investment income was approximately $145.5 million, which represents an approximate effective yield of 15.1% on the average investments during the year. The increase in investment income for the year ended December 31, 2023 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and higher stated interest rates.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses and excise taxes. Our operating expenses totaled approximately $92.0 million and $73.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in our operating expenses for the year ended December 31, 2023 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 7.00% Notes due 2025 (the “2025 Notes”), the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), and the 6.00% Convertible Notes due 2025 (the “Convertible Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $44.3 million and $34.1 million for the years ended December 31, 2023 and 2022, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.2%

and 6.2% for years ended December 31, 2023 and 2022. The increase in interest expense for the year ended December 31, 2023 was primarily due to increased borrowings and increased interest rate under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $33.1 million and $27.2 million for the years ended December 31, 2023 and 2022, respectively. The increase in employee compensation expenses for the year ended December 31, 2023 relates primarily to the increased variable compensation related to higher headcount and stock-based compensation. As of December 31, 2023 and 2022, the Company had 68 and 57 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees totaled approximately $5.4 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively. The increase in professional fees expenses for the year ended December 31, 2023, resulted primarily from increased legal fees, third-party valuation fees, and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $6.6 million and $6.1 million for the years ended December 31, 2023 and 2022, respectively. The increase in general and administrative expenses for the year ended December 31, 2023 was primarily due to additional office rent and related expenses.

Excise Taxes

Our excise taxes totaled approximately $2.6 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively. The increase in excise taxes was primarily due to an increase in estimated undistributed taxable income in 2023.

Net Investment Income

Net investment income totaled approximately $89.9 million and $71.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in net investment income for the year ended December 31, 2023 resulted from an increase in total investment income as compared to total expenses, including excise tax expense. For the year ended December 31, 2023, we recognized approximately $181.9 million in total investment income as compared to approximately $92.0 million in total expenses including excise tax expense. For the year ended December 31, 2022 we recognized approximately $145.5 million in total investment income as compared to approximately $73.9 million in total expenses including excise tax expense.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the year ended December 31, 2023, our gross realized gains primarily consisted of the sale of our debt or warrant positions in five portfolio companies, and our gross realized losses primarily consisted of the sale of our debt or equity positions in three portfolio companies. During the year ended December 31, 2022, our gross realized gains primarily consisted of the sale of our equity positions in two portfolio companies, and our gross realized losses primarily consisted of the sale of our debt positions in three portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the years ended December 31, 2023 and 2022 were comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Net realized gain/(loss) on investments:
Gross realized gains	$4,977	$54,117
Gross realized losses	(33,048)	(21,264)
Total net realized gains/(losses) on investments	$(28,071)	$32,853

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

Net unrealized appreciation and depreciation on investments for the years ended December 31, 2023 and 2022 is comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Gross unrealized appreciation	$39,347	$21,498
Gross unrealized depreciation	(57,390)	(94,262)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	33,106	(62,050)
Total net unrealized gains/(losses) on investments	$15,063	$(134,814)

During the year ended December 31, 2023, our net unrealized appreciation totaled approximately $15.1 million, which included net unrealized depreciation of $7.2 million from our warrant investments, net unrealized appreciation of $11.2 million from our equity investments and net unrealized appreciation of $11.0 million from our debt investments.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the year ended December 31, 2023, totaled approximately $76.9 million. Net decrease in net assets resulting from operations during the year ended December 31, 2022, totaled approximately $30.4 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2023, basic and diluted net increase in net assets per common share was $1.98 and $1.89, respectively. For the year ended December 31, 2022, basic and diluted net decrease in net assets per common share was $0.96.

Fiscal Year Ended December 31, 2021

A discussion of our results of operations for the fiscal year ended December 31, 2021 is available in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 2, 2023 and is available on the SEC’s EDGAR database.

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

For the year ended December 31, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $5.9 million, which is the net result of $96.3 million of cash used in operating activities and $2.7 million of cash used in investing activities partially offset by $93.1 million of cash provided by financing activities. During the year ended December 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $36.1 million, which is the net result of $235.7 million of cash used in operating activities and $0.2 million of cash used in investing activities partially offset by $199.8 million of cash provided by financing activities.

As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $4.8 million and $10.6 million, respectively, of which $3.1 million and $5.6 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of December 31, 2023 and December 31, 2022, we had approximately $137.0 million and $162.5 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of December 31, 2023, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of December 31, 2023, our asset coverage ratio was approximately 194.7% and our asset coverage ratio per unit was approximately $1,947. As of December 31, 2022, our asset coverage ratio was approximately 174.1% and our asset coverage ratio per unit was approximately $1,741.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with the JV to fund capital contributions through June 2026 in the amount of $21.4 million, of which $10.4 million and $21.4 was unfunded as of December 31, 2023 and

December 31, 2022, respectively. The Company did not have any other off-balance sheet financings or liabilities as of December 31, 2023 and December 31, 2022, respectively.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2023 and December 31, 2022 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of December 31, 2023 and December 31, 2022, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2023, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$213,000	$—	$—	$213,000
2025 Notes	—	182,500	—	—	182,500
Convertible Notes	—	50,000	—	—	50,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
Operating Leases	—	2,929	1,924	2,421	7,274
Total Contractual Obligations	$—	$648,429	$1,924	$2,421	$652,774

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
			Total	$6.66

Fiscal Year Ended December 31, 2021

A discussion of our financial condition, liquidity and capital resource for the fiscal year ended December 31, 2021 is available in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 2, 2023 and is available on the SEC’s EDGAR database.

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

Recent Developments

Subsequent to the year ended December 31, 2023 and through the date of filing of this Annual Report on Form 10-K, no material events or developments occurred that require reporting.

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

As of December 31, 2023, approximately 69.0% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or SOFR, and approximately 31.0% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 3.25%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$25,469	$6,390	$19,079
Up 200 basis points	$17,259	$4,260	$12,999
Up 100 basis points	$9,188	$2,130	$7,058
Down 100 basis points	$(6,898)	$(2,130)	$(4,768)
Down 200 basis points	$(12,700)	$(4,260)	$(8,440)
Down 300 basis points	$(18,274)	$(6,390)	$(11,884)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of December 31, 2023, we had four foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of December 31, 2023 were subject to currency risk.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trinity Capital Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Trinity Capital Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the underlying investee companies, borrowers and others; when replies were not received from the underlying investee companies and borrowers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 6, 2024

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

ASSETS
Investments at fair value:
Control investments (cost of $43,807 and $43,375, respectively)	$32,861	$37,313
Affiliate investments (cost of $11,006 and $28,580, respectively)	11,335	1,528
Non-Control / Non-Affiliate investments (cost of $1,264,503 and $1,081,629, respectively)	1,230,984	1,055,545
Total investments (cost of $1,319,316 and $1,153,584, respectively)	1,275,180	1,094,386
Cash and cash equivalents	4,761	10,612
Interest receivable	11,206	9,971
Deferred credit facility costs	2,144	2,903
Other assets	17,691	8,567
Total assets	$1,310,982	$1,126,439

LIABILITIES
KeyBank Credit Facility	$213,000	$187,500
2025 Notes, net of $2,015 and $3,948, respectively, of unamortized deferred financing costs	180,485	178,552
August 2026 Notes, net of $1,526 and $2,103, respectively, of unamortized deferred financing costs	123,474	122,897
December 2026 Notes, net of $1,102 and $1,474, respectively, of unamortized deferred financing costs	73,898	73,526
Convertible Notes, net of $1,243 and $1,882, respectively, of unamortized deferred financing costs and discount	48,757	48,118
Distribution payable	23,162	21,326
Security deposits	12,287	15,100
Accounts payable, accrued expenses and other liabilities	24,760	19,771
Total liabilities	699,823	666,790

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 46,323,712 and 34,960,672 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	46	35
Paid-in capital in excess of par	633,740	480,532
Distributable earnings/(accumulated deficit)	(22,627)	(20,918)
Total net assets	611,159	459,649
Total liabilities and net assets	$1,310,982	$1,126,439
NET ASSET VALUE PER SHARE	$13.19	$13.15

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$4,179	$5,418	$5,242
Affiliate investments	1,025	862	1,607
Non-Control / Non-Affiliate investments	169,636	132,556	69,778
Total interest and dividend income	174,840	138,836	76,627
Fee and other income:
Affiliate investments	2,158	—	—
Non-Control / Non-Affiliate investments	4,857	6,664	5,565
Total fee and other income	7,015	6,664	5,565
Total investment income	181,855	145,500	82,192

EXPENSES:
Interest expense and other debt financing costs	44,296	34,148	20,394
Compensation and benefits	33,093	27,189	15,518
Professional fees	5,407	4,113	2,667
General and administrative	6,598	6,075	4,326
Total expenses	89,394	71,525	42,905

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	92,461	73,975	39,287

Excise tax expense	2,560	2,389	255

NET INVESTMENT INCOME	89,901	71,586	39,032

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	(4,210)	(2,725)
Affiliate investments	(26,251)	(10,241)	2,159
Non-Control / Non-Affiliate investments	(1,820)	47,304	13,274
Net realized gain/(loss) from investments	(28,071)	32,853	12,708

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(4,884)	719	1,570
Affiliate investments	27,380	(17,635)	(16,415)
Non-Control / Non-Affiliate investments	(7,433)	(117,898)	95,425
Net change in unrealized appreciation/(depreciation) from investments	15,063	(134,814)	80,580

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$76,893	$(30,375)	$132,320

NET INVESTMENT INCOME PER SHARE - BASIC	$2.31	$2.26	$1.50
NET INVESTMENT INCOME PER SHARE - DILUTED	$2.19	$2.14	$1.45

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$1.98	$(0.96)	$5.09
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED(1)	$1.89	$(0.96)	$4.64

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	38,910,150	31,672,089	25,980,797
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	42,705,875	35,189,709	29,320,597

(1) For the year ended December 31, 2022, the impact of the hypothetical conversion of Convertible Notes was antidilutive (see Note 9).

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2020	18,321,274	$18	$263,366	$(24,636)	$238,748
Impact of adoption of ASU 2020-06	—	—	(462)	—	(462)
Issuance of common stock in initial public offering, net of issuance costs	8,006,291	8	104,200	—	104,208
Issuance of common stock pursuant to distribution reinvestment plan	281,149	—	4,054	—	4,054
Stock-based compensation	—	—	1,067	—	1,067
Issuance of restricted stock awards	593,432	1	(1)	—	—
Issuance of common stock, net of issuance costs	35,714	—	576	—	576
Retired and forfeited shares of restricted stock	(8,319)	—	(138)	—	(138)
Distributions to stockholders	—	—	—	(33,840)	(33,840)
Tax reclassification	—	—	(4,053)	4,053	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	132,320	132,320
Balance as of December 31, 2021	27,229,541	27	368,609	77,897	446,533
Issuance of common stock pursuant to distribution reinvestment plan	187,923	—	2,982	—	2,982
Stock-based compensation	—	—	6,062	—	6,062
Issuance of restricted stock awards	741,656	1	—	—	1
Issuance of common stock, net of issuance costs	7,064,118	7	113,134	—	113,141
Retired and forfeited shares of restricted stock	(76,844)	—	(1,028)	—	(1,028)
Stock repurchase and cancellation of shares	(185,722)	—	(2,006)	—	(2,006)
Distributions to stockholders	—	—	—	(75,661)	(75,661)
Tax reclassification	—	—	(7,221)	7,221	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	(30,375)	(30,375)
Balance as of December 31, 2022	34,960,672	35	480,532	(20,918)	459,649
Issuance of common stock pursuant to distribution reinvestment plan	165,962	—	2,194	—	2,194
Stock-based compensation	—	—	8,799	—	8,799
Issuance of restricted stock awards	827,723	—	—	—	—
Issuance of common stock, net of issuance costs	10,666,373	11	150,268	—	150,279
Retired and forfeited shares of restricted stock	(205,327)	—	(2,821)	—	(2,821)
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)	—	(1,003)
Distributions to stockholders	—	—	—	(82,831)	(82,831)
Tax reclassification	—	—	(4,229)	4,229	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	76,893	76,893
Balance as of December 31, 2023	46,323,712	$46	$633,740	$(22,627)	$611,159

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$76,893	$(30,375)	$132,320
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(632,754)	(627,211)	(555,748)
Proceeds from sales and paydowns of investments	471,926	336,554	290,172
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	(15,063)	134,814	(80,297)
Net realized gain/(loss) from investments	28,071	(32,853)	(12,708)
Accretion of original issue discounts and end of term payments on investments	(32,953)	(32,220)	(21,238)
Amortization of deferred financing costs	4,281	3,796	4,029
Stock-based compensation	8,799	6,062	1,066
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(1,256)	(4,420)	(2,083)
(Increase)/Decrease in receivable from sale of investments	—	1,814	—
(Increase)/Decrease in other assets	(6,380)	(1,140)	(6,355)
Increase/(Decrease) in security deposits	(2,813)	4,260	2,966
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	4,989	5,177	6,203
Net cash provided by/(used in) operating activities	(96,260)	(235,742)	(241,673)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(2,744)	(194)	(1,204)
Net cash provided by/(used in) investing activities	(2,744)	(194)	(1,204)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	150,279	113,141	104,784
Stock repurchase and cancellation of shares, net of costs	(1,003)	(2,006)	—
Retirement of employee shares	(2,821)	(1,028)	(138)
Cash distributions paid	(78,802)	(61,155)	(24,925)
Issuance of debt	—	57,500	200,000
Debt issuance cost paid	—	(3,146)	(7,203)
Borrowings under Credit Facilities	420,000	326,000	177,000
Repayments under Credit Facilities	(394,500)	(229,500)	(221,000)
Net cash provided by/(used in) financing activities	93,153	199,806	228,518

Net increase/(decrease) in cash, cash equivalents and restricted cash	(5,851)	(36,130)	(14,359)
Cash, cash equivalents and restricted cash at beginning of period	10,612	46,742	61,101
Cash, cash equivalents and restricted cash at end of period	$4,761	$10,612	$46,742

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$39,884	$29,051	$13,579
Non-cash settlement of investments	$21	$—	$916
Accrued but unpaid distributions	$23,162	$21,326	$9,803
Distributions reinvested	$2,194	$2,982	$4,054
Income tax, including excise tax, paid	$2,304	$283	$—
Change to investments and net assets related to adoption of ASU 2020-06	$—	$—	$(462)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$4,761	$10,612	$31,685
Restricted cash	—	—	15,057
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$4,761	$10,612	$46,742

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Automation & Internet of Things
Ambient Photonics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$2,383	$2,502	$2,528
	Secured Loan⁽¹⁴⁾	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	2,684	2,803	2,832
	Secured Loan⁽¹⁴⁾	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	450	467	473
Total Ambient Photonics, Inc.					$5,517	$5,772	$5,833

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$6,964	$7,220	$7,202
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,164	5,320	5,303
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,812	5,905	5,876
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	4,442	4,527	4,507
Total Rigetti & Co, Inc.					22,382	22,972	22,888

Stratifyd, Inc.	Secured Loan	September 3, 2021	March 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 4.8% ⁽⁸⁾	$4,457	$4,592	$4,369

Sub-total: Automation & Internet of Things (2.5%)*					$32,356	$33,336	$33,090

Biotechnology

Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 11.4%; EOT 8.0%	$268	$469	$496
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 14.9%; EOT 8.0%	562	767	849
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 22.6%; EOT 8.0%	280	348	423
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 18.3%; EOT 8.0%	165	207	247
Total Greenlight Biosciences Inc.					1,275	1,791	2,015

Pendulum Therapeutics, Inc.	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	28	88	87
	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	4,292	4,442	4,355
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	4,581	4,731	4,648
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	4,722	4,872	4,792
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	5,000	5,150	5,073
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	5,000	5,150	5,073
Total Pendulum Therapeutics, Inc.					23,623	24,433	24,028

Taysha Gene Therapies, Inc.(10)	Secured Loan(9)(14)	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0% ⁽⁸⁾	$30,000	$29,752	$29,752

Sub-total: Biotechnology (4.3%)*					$54,898	$55,976	$55,795

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Connectivity

Vertical Communications, Inc.(20)	Secured Loan⁽¹⁴⁾	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8% ⁽⁸⁾	$12,750	$15,406	$15,406

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,330	$14,209

Sub-total: Connectivity (2.3%)*					$27,750	$30,736	$29,615

Consumer Products & Services
Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$294	$343	$325
	Equipment Financing	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	462	521	497
	Equipment Financing	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,315	1,441	1,402
Total Eterneva, Inc.					2,071	2,305	2,224

Happiest Baby, Inc.	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	$116	$210	$207

Molekule, Inc.	Equipment Financing(18)	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$266
	Equipment Financing(18)	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 10.0%	273	347	233
	Equipment Financing(18)	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 10.0%	473	584	403
	Equipment Financing(18)	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 10.0%	385	454	329
Total Molekule, Inc.					1,443	1,980	1,231

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8% ⁽⁸⁾	$5,000	$4,975	$4,967
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8% ⁽⁸⁾	5,000	4,921	5,010
Total Ogee, Inc.					10,000	9,896	9,977

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$1,531	$1,610	$1,588

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$13,611	$13,919	$14,023
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	1,944	1,996	2,015
Total Quip NYC, Inc.					15,555	15,915	16,038

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	$5,000	$5,031	$5,099
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	4,000	3,928	4,033
Total Rinse, Inc.					9,000	8,959	9,132

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$2,803	$2,817	$2,719

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$8,170	$8,928	$8,721

VitaCup, Inc.	Secured Loan	June 23, 2021	January 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	$6,000	$5,772	$5,515

Whoop, Inc.	Secured Loan(9)(14)	May 17, 2023	June 1, 2028	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5% ⁽⁸⁾	$23,625	$23,106	$23,226

Sub-total: Consumer Products & Services (6.1%)*					$80,314	$81,498	$80,578

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Digital Assets Technology and Services
Cleanspark, Inc.(10)	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$9,591	$10,376	$10,137

Core Scientific, Inc.	Equipment Financing(18)	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$674	$700	$759
	Equipment Financing(18)	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	10,132	10,437	11,406
	Equipment Financing(18)	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	3,753	3,853	4,225
	Equipment Financing(18)	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	8,018	8,179	9,026
Total Core Scientific, Inc.					22,577	23,169	25,416

Sub-total: Digital Assets Technology and Services (2.7%)*					$32,168	$33,545	$35,553

Education Technology
Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3% ⁽⁸⁾	$5,834	$6,144	$5,841
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3% ⁽⁸⁾	2,000	2,103	1,971
Total Medical Sales Training Holding Company					7,834	8,247	7,812

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$5,581
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	1,863
Total Yellowbrick Learning, Inc.					10,000	10,500	7,444

Sub-total: Education Technology (1.2%)*					$17,834	$18,747	$15,256

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Finance and Insurance
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$25,130	$24,993
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	15,071	15,096
Total Bestow, Inc.					40,000	40,201	40,089

Empower Financial, Inc.	Secured Loan(9)(14)	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,000	$11,686	$11,686

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$7,000	$7,210	$7,012

Openly Holdings Corp.	Secured Loan(9)(14)	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	3,125	3,141	3,153
	Secured Loan(9)(14)	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	6,250	6,270	6,356
	Secured Loan(9)(14)	June 22, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	15,625	15,637	16,105
Total Openly Holdings Corp.					25,000	25,048	25,614

Petal Card, Inc.	Secured Loan	January 16, 2020	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	$10,358	$9,372	$8,256
	Secured Loan	August 6, 2021	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	7,250	6,560	5,779
	Secured Loan	July 27, 2023	August 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.75%+PIK Interest Rate 4.25%; EOT 0.0%(8)(15)	20,853	17,203	15,068
Total Petal Card, Inc.					38,461	33,135	29,103

Slope Tech, Inc.	Secured Loan(12)(14)	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 11.8% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	1,235	1,099	1,265

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$13,655	$13,901	$13,898

Sub-total: Finance and Insurance (9.8%)*					$137,351	$132,280	$128,667

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,878	$20,510	$20,166
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,964	5,105	5,032
	Equipment Financing	December 15, 2023	January 1, 2028	Fixed interest rate 11.2%; EOT 8.0%	10,000	9,992	9,992
Total Athletic Brewing Company, LLC					34,842	35,607	35,190

Bowery Farming, Inc.	Secured Loan(18)	September 10, 2021	September 10, 2026	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 1.0%(8)(15)	$8,660	$7,947	$5,521

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$63	$100	$99
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	150	194	191
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	356	427	421
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,026	1,162	1,141
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	480	537	528
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	255	279	276
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	629	682	678
Total Daring Foods, Inc.					2,959	3,381	3,334

DrinkPak, LLC	Equipment Financing(9)(14)	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	12,414	12,816	13,002

Emergy, Inc.	Equipment Financing⁽¹⁴⁾	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$68	$117	$114
	Equipment Financing⁽¹⁴⁾	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	5,176	6,143	5,771
	Equipment Financing(9)(14)	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 11.5%	8,101	8,652	8,244
Total Emergy, Inc.					13,345	14,912	14,129

Intelligent Brands, Inc. (f.k.a. Sun Basket, Inc.)	Secured Loan	December 31, 2020	June 30, 2024	Variable interest rate Prime + 9.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$9,518	$10,609	$10,545

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$76	$137	$135
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	1,600	1,776	1,718
Total The Fynder Group, Inc.					1,676	1,913	1,853

Sub-total: Food and Agriculture Technologies (6.4%)*					$83,414	$87,185	$83,574

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Green Technology

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$527	$621	$606

Commonwealth Fusion Systems, LLC	Equipment Financing⁽¹⁴⁾	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$648	$835	$818
	Equipment Financing⁽¹⁴⁾	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	208	261	255
	Equipment Financing(9)(14)	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	5,181	5,202	5,442
Total Commonwealth Fusion Systems, LLC					6,037	6,298	6,515

Dandelion Energy, Inc.	Equipment Financing⁽¹⁴⁾	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$40	$109	$106
	Equipment Financing⁽¹⁴⁾	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	135	203	195
	Equipment Financing⁽¹⁴⁾	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	180	261	250
	Equipment Financing⁽¹⁴⁾	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	224	317	302
	Equipment Financing⁽¹⁴⁾	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	520	687	651
	Equipment Financing⁽¹⁴⁾	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	737	865	811
	Equipment Financing⁽¹⁴⁾	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	1,400	1,581	1,481
	Equipment Financing⁽¹⁴⁾	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	651	729	686
	Equipment Financing⁽¹⁴⁾	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	999	1,110	1,045
	Equipment Financing(9)(14)	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	391	426	409
	Equipment Financing(9)(14)	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	364	392	383
	Equipment Financing(9)(14)	April 12, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 12.5%	835	868	858
	Equipment Financing(9)(14)	June 29, 2023	July 1, 2027	Fixed interest rate 12.7%; EOT 12.5%	694	711	709
Total Dandelion Energy, Inc.					7,170	8,259	7,886

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,373	$1,492	$1,469
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	10,000	9,965	9,965
Total Electric Hydrogen Co.					11,373	11,457	11,434

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$2,826	$2,884	$2,885
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	2,916	2,921	2,934
Total Hi-Power, LLC					5,742	5,805	5,819

SeaOn Global, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$4,489	$4,926	$4,695
	Equipment Financing⁽¹⁴⁾	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	2,288	2,478	2,383
Total SeaOn Global, LLC					6,777	7,404	7,078

Edeniq, Inc.(20)	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 11.0%; EOT 5.7%	$2,849	$2,163	$2,993

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	$20,000	$19,061	$19,434
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	20,000	18,995	19,364
Total Footprint International Holding, Inc.					40,000	38,056	38,798

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$28,579	$29,068	$28,286

RTS Holding, Inc.	Secured Loan(9)(14)	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%+PIK Interest Rate 4.3%; EOT 3.0% (15)	$13,800	$14,766	$14,871
	Secured Loan(9)(14)	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%; EOT 3.0%	7,200	7,202	7,232
Total RTS Holding, Inc.					21,000	21,968	22,103

Sub-total: Green Technology (10.0%)*					$130,054	$131,099	$131,518

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Healthcare
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$2,302	$3,018	$2,953

Dentologie Enterprises, Inc.	Secured Loan(9)(14)	October 14, 2022	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	3,000	3,010	3,075
	Secured Loan(9)(14)	December 15, 2023	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	4,200	4,107	4,107
Dentologie Enterprises, Inc.					7,200	7,117	7,182

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$2,467	$2,623	$2,575
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	3,680	3,768	3,670
	Secured Loan	July 7, 2023	January 1, 2028	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	5,000	4,942	5,029
Total Lark Technologies, Inc.					11,147	11,333	11,274

WorkWell Prevention & Care Inc.	Secured Loan(14)	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0% ⁽⁸⁾	$500	$500	$500

Sub-total: Healthcare (1.7%)*					$21,149	$21,968	$21,909

Healthcare Technology
Moxe Health Corporation	Secured Loan⁽¹⁴⁾	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 3.8% ⁽⁸⁾	12,500	12,316	12,315

RXAnte, Inc.	Secured Loan(9)(14)	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	$9,144	$9,146	$9,324
	Secured Loan(9)(14)	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	3,033	2,985	3,170
	Secured Loan(9)(14)	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	3,009	2,948	2,948
Total RXAnte, Inc.					15,186	15,079	15,442

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$5,072	$4,785
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	15,000	15,086	15,160
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	10,000	9,924	9,924
Total TMRW Life Sciences, Inc.					30,000	30,082	29,869

Sub-total: Healthcare Technology (4.4%)*					$57,686	$57,477	$57,626

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$30,508	$30,120

Sub-total: Human Resource Technology (2.3%)*					$30,000	$30,508	$30,120

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.1%; EOT 9.0%	$1,453	$1,763	$1,593
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.0%; EOT 9.0%	754	896	801
Total 3DEO, Inc.					2,207	2,659	2,394

Formlogic Corporation	Equipment Financing⁽¹⁴⁾	December 22, 2023	January 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	$6,500	$6,469	$6,469

Sub-total: Industrials (0.7%)*					$8,707	$9,128	$8,863

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan⁽¹⁴⁾	October 17, 2022	April 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5% ⁽⁸⁾	$10,000	$9,919	$9,021

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,402	$4,437	$4,463

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$3,059	$4,209	$3,557

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$11,500	$11,804	$11,644

Vox Media Holdings, Inc.	Secured Loan(9)(14)	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	$12,000	$11,995	$12,264
	Secured Loan(9)(14)	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	6,000	5,983	6,114
Total Vox Media Holdings, Inc.					18,000	17,978	18,378

Sub-total: Marketing, Media, and Entertainment (3.6%)*					$46,961	$48,347	$47,063

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Medical Devices
Convergent Dental, Inc.	Secured Loan(9)(14)	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5% ⁽⁸⁾	$12,000	$11,719	$11,842

Delphinus Medical Technologies, Inc.	Secured Loan(9)(14)	June 22, 2023	June 22, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$4,500	$4,470	$4,680

Neurolens, Inc.	Secured Loan⁽¹⁴⁾	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.0% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$20,000	$19,845	$20,461

Neuros Medical, Inc.	Secured Loan(9)(14)	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.0% ⁽⁸⁾	$6,000	$5,909	$6,161

Revelle Aesthetics, Inc.	Secured Loan⁽¹⁴⁾	May 30, 2023	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$15,000	$14,888	$15,062

Shoulder Innovations, Inc.	Secured Loan(9)(14)	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$11,250	$11,138	$11,650

Sub-total: Medical Devices (5.3%)*					$68,750	$67,969	$69,856

Multi-Sector Holdings
Senior Credit Corp 2022 LLC (f.k.a. Trinity Investor JV I LLC)(10)(20)	Secured Loan⁽¹⁴⁾	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$7,704	$7,704	$7,704

Sub-total: Multi-Sector Holdings (0.6%)*					$7,704	$7,704	$7,704

Real Estate Technology
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$2,717	$2,928	$2,913
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	3,896	4,168	4,182
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	3,119	3,321	3,360
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	3,831	4,056	4,140
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	3,224	3,397	3,472
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	2,140	2,244	2,319
Total BlueGround US, Inc.					18,927	20,114	20,386

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,234	$4,433

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Variable interest rate Prime + 6.8% or Floor rate 15.3%; EOT 0.0% ⁽⁸⁾	$23,644	$21,222	$21,253
	Secured Loan	December 6, 2023	January 31, 2024	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	1,742	1,736	1,736
Total Knockaway, Inc.					25,386	22,958	22,989

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$14,843	$15,160	$14,909

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$4,083	$4,230	$4,156
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	11,211	11,554	11,368
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,701	12,569
Total Orchard Technologies, Inc.					27,794	28,485	28,093

Sub-total: Real Estate Technology (6.9%)*					$91,950	$91,951	$90,810

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Software as a Service ("SaaS")
BackBlaze, Inc.	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	22	128	128
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	37	127	125
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	17	43	42
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	139	306	300
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	242	409	399
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	53	81	79
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	955	1,245	1,204
Total BackBlaze, Inc.					1,465	2,339	2,277

Cart.com, Inc.	Secured Loan⁽¹⁴⁾	November 17, 2023	November 1, 2028	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 0.0% ⁽⁸⁾	30,000	29,030	29,030

Sub-total: SaaS (2.4%)*					$31,465	$31,369	$31,307

Space Technology
Astranis Space Technology Corporation	Equipment Financing(9)(14)	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$12,558	$12,744	$12,904

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$25,000	$25,439	$25,306

Hadrian Automation, Inc.	Equipment Financing⁽¹⁴⁾	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$277	$277	$278
	Equipment Financing⁽¹⁴⁾	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	2,940	2,933	2,955
	Equipment Financing⁽¹⁴⁾	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	2,141	2,135	2,163
	Equipment Financing(9)(14)	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	3,835	3,828	3,923
	Equipment Financing(9)(14)	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	945	935	983
	Equipment Financing(9)(14)	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	870	867	912
	Equipment Financing(9)(14)	March 29, 2023	March 1, 2027	Fixed interest rate 16.4%; EOT 0.0%	2,696	2,687	2,808
	Equipment Financing(9)(14)	September 28, 2023	September 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	1,361	1,355	1,398
Total Hadrian Automation, Inc.					15,065	15,017	15,420

Hermeus Corporation	Equipment Financing(9)(14)	August 9, 2022	March 1, 2026	Fixed interest rate 9.6%; EOT 6.0%	$715	$755	$728
	Equipment Financing(9)(14)	October 11, 2022	May 1, 2026	Fixed interest rate 11.8%; EOT 6.0%	1,311	1,364	1,333
	Equipment Financing(9)(14)	April 12, 2023	November 1, 2026	Fixed interest rate 12.6%; EOT 6.0%	1,806	1,815	1,808
	Equipment Financing(9)(14)	October 24, 2023	May 1, 2027	Fixed interest rate 14.0%; EOT 6.0%	1,020	998	998
Total Hermeus Corporation					$4,852	$4,932	$4,867

Rocket Lab USA, Inc.(10)	Equipment Financing⁽¹⁴⁾	December 29, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 1.0%	$70,000	$68,422	$68,422
	Equipment Financing⁽¹⁴⁾	December 29, 2023	December 1, 2028	Fixed interest rate 12.5%; EOT 0.0%	40,000	39,999	39,999
Total Rocket Lab USA, Inc.					$110,000	$108,421	$108,421

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$4,441	$4,531	$4,403

Sub-total: Space Technology (13.1%)*					$171,916	$171,084	$171,321

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.0% ⁽⁸⁾	$20,000	$19,696	$19,990

Sub-total: Supply Chain Technology (1.5%)*					$20,000	$19,696	$19,990

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	$6,012	$6,014	$5,053
	Secured Loan	December 15, 2021	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,405	2,405	2,022
	Secured Loan	February 23, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	3,006	3,006	2,528
	Secured Loan	March 16, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	3,607	3,607	3,033
	Secured Loan	April 18, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	3,006	3,006	2,528
	Secured Loan	April 18, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	3,006	3,006	2,528
	Secured Loan	May 17, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	6,012	6,012	5,055
	Secured Loan	June 22, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	3,006	3,006	2,528
Total NextCar Holding Company, Inc.					30,060	30,062	25,275

Get Spiffy, Inc.	Secured Loan(9)(14)	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0% ⁽⁸⁾	$9,000	$8,900	$8,785
	Equipment Financing(9)(14)	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	406	400	321
Total Get Spiffy, Inc.					9,406	9,300	9,106

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$5,061	$4,757

Sub-total: Transportation Technology (3.0%)*					$44,466	$44,423	$39,138

Total: Debt Securities- United States (90.8%)*					$1,196,893	$1,206,026	$1,189,353

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Secured Loan(18)	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	$10,659	$11,055	$4,091
	Secured Loan(18)	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	5,329	5,527	2,045
	Secured Loan(14)(18)	June 21, 2023	March 31, 2024	Variable interest rate Prime + 7.0% or Floor rate 10.3%(8)(15)	1,785	1,785	669
Total Nexii Building Solutions, Inc.					17,773	18,367	6,805

Sub-total: Construction Technology (0.5%)*					$17,773	$18,367	$6,805

Supply Chain Technology
GoFor Industries, Inc. (10)(20)	Secured Loan(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,570	$9,385	$4,222

Sub-total: Supply Chain Technology (0.3%)*					$9,570	$9,385	$4,222

Total: Debt Securities- Canada (0.8%)*					$27,343	$27,752	$11,027
Debt Securities- Europe

Industrials
Aledia, Inc. (10)	Equipment Financing	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$8,139	$9,171	$8,981
	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	625	684	673
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	899	970	958
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	1,498	1,602	1,590
Total Aledia, Inc.					11,161	12,427	12,202

Sub-total: Industrials (0.9%)*					$11,161	$12,427	$12,202

Space Technology
All.Space Networks, Limited.(10)	Secured Loan⁽¹⁴⁾	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$9,539	$9,565	$9,495

Sub-total: Space Technology (0.7%)*					$9,539	$9,565	$9,495

Total: Debt Securities- Europe (1.7%)*					$20,700	$21,992	$21,697

Total: Debt Securities (93.3%)(19)*					$1,244,936	$1,255,770	$1,222,077

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Automation & Internet of Things

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$47	$220

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A⁽¹⁷⁾	851,063	$0.10	$25	$2

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$257

Presto Automation, Inc.	Warrant(7)	January 16, 2020	April 28, 2027	Preferred Series A⁽¹⁷⁾	402,679	$0.37	$185	$71
	Warrant(7)	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	—
Total Presto Automation, Inc.							213	71

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2⁽¹⁷⁾	106,719	$2.53	$56	$—

Sub-Total: Automation & Internet of Things (0.0%)*							$390	$550

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B⁽¹⁷⁾	55,263	$1.90	$43	$4
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B⁽¹⁷⁾	36,842	$1.90	36	2
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C⁽¹⁷⁾	322,251	$3.24	118	9
Total Pendulum Therapeutics, Inc.							197	15

Sub-Total: Biotechnology (0.0%)*							$197	$15

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,673

Vertical Communications, Inc. (20)	Warrant⁽¹¹⁾	January 16, 2020	July 11, 2026	Preferred Series A⁽¹⁷⁾	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$24

Sub-Total: Connectivity (0.2%)*							$989	$2,697

Construction Technology
Project Frog, Inc. (20)	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1⁽¹⁷⁾	211,649	$0.19	$9	$—
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC⁽¹⁷⁾	250,000	$0.01	20	—
Total Project Frog, Inc.							38	—

Sub-total: Construction Technology (0.0%)*							$38	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C⁽¹⁷⁾	531,806	$1.96	$639	$58
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C⁽¹⁷⁾	60,000	$1.96	72	7
Total BaubleBar, Inc.							711	65

Boosted eCommerce, Inc.	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1⁽¹⁷⁾	759,263	$0.84	$259	$40

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$84

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C⁽¹⁷⁾	194,553	$2.57	$185	$375
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	116
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	94
Total Madison Reed, Inc.							312	585

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3⁽¹⁷⁾	259,221	$0.68	$57	$47
	Warrant	September 29, 2023	September 29, 2033	Preferred Series A-3⁽¹⁷⁾	259,221	$0.68	52	47
Total Ogee, Inc.							109	94

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$41
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	17
Total Portofino Labs, Inc.							259	58

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1⁽¹⁷⁾	10,833	$48.46	$203	$42

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C⁽¹⁷⁾	278,761	$1.13	$118	$185

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$11

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$455

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A⁽¹⁷⁾	245,506	$1.14	$222	$4

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C⁽¹⁷⁾	68,996	$2.79	$9	$—
	Warrant⁽¹¹⁾	November 22, 2023	November 22, 2033	Common Stock	51,225	$0.41	—	—
Total VitaCup, Inc.							9	—

Whoop, Inc.	Warrant(9)	May 17, 2023	May 17, 2033	Common Stock	1,741,313	$0.43	$516	$799

Sub-Total: Consumer Products & Services (0.2%)*							$3,178	$2,422

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued
Education Technology
Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$29

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$228	$29

Finance and Insurance
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$998

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Empower Financial, Inc.	Warrant(9)	October 13, 2023	October 13, 2033	Common Stock	209,198	$1.43	$268	$342

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B⁽¹⁷⁾	904,000	$0.55	$10	$29

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$—
	Warrant	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	—
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	—
	Warrant	June 20, 2023	June 20, 2033	Preferred Series C⁽¹⁷⁾	402,434	$0.01	1,523	—
	Warrant	July 27, 2023	July 27, 2033	Preferred Series C⁽¹⁷⁾	1,760,651	$0.01	2,500	—
Total Petal Card, Inc.							4,679	—

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B⁽¹⁷⁾	234,421	$3.88	$285	$1,706

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$484
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	113
Total Slope Tech, Inc.							221	597

ZenDrive, Inc.	Warrant	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$—

Sub-Total: Finance and Insurance (0.2%)*							$5,729	$3,672

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B⁽¹⁷⁾	3,741	$140.21	$287	$196

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$12
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	5
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	5
	Warrant	December 29, 2023	December 29, 2030	Common Stock	114,725	$0.01	29	29
Total Bowery Farming, Inc.							1,216	$51

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$174

DrinkPak, LLC	Warrant(9)	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$102
	Warrant(9)	February 17, 2023	February 17, 2033	Common Stock	13,618	$18.89	29	586
Total DrinkPak, LLC							$36	$688

Emergy, Inc.	Warrant(9)	October 5, 2022	October 5, 2032	Common Stock	40,516	$3.96	$181	$29

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$3,535

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	35
Total PSB Holdings, Inc.							657	35

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$28

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Common Stock	20,181	$2.13	$79	$73

Sub-Total: Food and Agriculture Technologies (0.4%)*							$2,745	$4,809

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$1

Edeniq, Inc.	Warrant(11)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,685,501	$0.22	$—	$205
	Warrant(11)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,184,672	$0.01	—	416
	Warrant(11)	January 16, 2020	June 29, 2027	Preferred Series C⁽¹⁷⁾	5,106,972	$0.44	—	35
	Warrant(11)	January 16, 2020	November 2, 2028	Preferred Series C⁽¹⁷⁾	3,850,294	$0.01	—	1,326
	Warrant(11)	November 29, 2021	November 29, 2031	Preferred Series D⁽¹⁷⁾	154,906,320	$0.01	7	1,047
Total Edeniq, Inc.(20)							7	3,029

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
Total Footprint International Holding, Inc.							4,614	—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$350
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	203
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	338
Total Mainspring Energy, Inc.							853	891

RTS Holding, Inc.	Warrant(9)	December 10, 2021	December 10, 2031	Preferred Series C⁽¹⁷⁾	2,314	$205.28	$75	$310
	Warrant(9)	October 10, 2022	October 10, 2032	Preferred Series D⁽¹⁷⁾	917	$196.50	87	134
Total RTS Holding, Inc.							$162	$444

Sub-Total: Green Technology (0.4%)*							$5,672	$4,365

Healthcare
Dentologie Enterprises, Inc.	Warrant(9)	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$123

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$103

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2⁽¹⁷⁾	135,807	$5.89	$71	$628
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2⁽¹⁷⁾	750,000	$5.89	391	3,467
Total Hospitalists Now, Inc.							462	4,095

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$5
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	6
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	6
Total Lark Technologies, Inc.							493	17

Sub-Total: Healthcare (0.3%)*							$1,114	$4,338

Healthcare Technology
Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B⁽¹⁷⁾	155,438	$3.62	$135	$135

RXAnte, Inc.	Warrant(9)	November 21, 2022	November 21, 2032	Preferred A	18,000	$10.00	$95	$102
	Warrant(9)	April 7, 2023	April 6, 2033	Preferred A	6,000	$10.00	29	35
	Warrant(9)	October 17, 2023	October 16, 2033	Preferred A	6,000	$10.00	40	35
Total RXAnte, Inc.							164	172

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A⁽¹⁷⁾	268,983	$2.09	$80	$11
	Warrant	March 3, 2023	March 3, 2033	Preferred Class A⁽¹⁷⁾	268,983	$2.09	$80	$11
Total TMRW Life Sciences, Inc.							160	22

Sub-Total: Healthcare Technology (0.0%)*							$459	$329

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$39

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$291

Sub-Total: Human Resource Technology (0.0%)*							$134	$330

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

SBG Labs, Inc.	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1⁽¹⁷⁾	25,714	$0.70	8	57
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1⁽¹⁷⁾	21,492	$0.70	7	47
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1⁽¹⁷⁾	12,155	$0.70	4	27
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1⁽¹⁷⁾	11,145	$0.70	4	24
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1⁽¹⁷⁾	7,085	$0.70	2	15
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1⁽¹⁷⁾	342,857	$0.70	110	750
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1⁽¹⁷⁾	200,000	$0.70	65	437
Total SBG Labs, Inc.							200	1,357

Sub-total: Industrials (0.1%)*							$293	$1,357

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$1

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$201

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A⁽¹⁷⁾	142,828	$1.00	$40	$71

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$190

Sub-Total: Marketing, Media, and Entertainment (0.0%)*							$798	$463

Medical Devices
Convergent Dental, Inc.	Warrant(9)	April 21, 2023	April 21, 2033	Preferred Series D⁽¹⁷⁾	297,988	$1.61	$377	$217

Delphinus, Inc.	Warrant(9)	June 27, 2023	June 27, 2033	Preferred Series E⁽¹⁷⁾	294,289	$0.69	$29	$25

Neuros Medical, Inc.	Warrant(9)	August 10, 2023	August 10, 2033	Preferred Series C⁽¹⁷⁾	798,085	$0.38	$71	$70

Revelle Aesthetics, Inc.	Warrant	May 30, 2023	May 30, 2033	Preferred Series A-2⁽¹⁷⁾	549,056	$2.16	$151	$47

Shoulder Innovations, Inc.	Warrant(9)	August 7, 2023	August 7, 2033	Preferred Series D⁽¹⁷⁾	623,615	$0.54	$120	$105

Sub-Total: Medical Devices (0.0%)*							$748	$464

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Real Estate Technology
Homelight, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$3

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$852.70	$208	$—
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—
	Warrant⁽¹¹⁾	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	—
Total Knockaway, Inc.							473	—

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$12
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	14
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	7
Total Maxwell Financial Labs, Inc.							203	33

Sub-Total: Real Estate Technology (0.0%)*							$677	$36

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$21	$—

Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	51,110	$15.87	$733	$730

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B⁽¹⁷⁾	442,233	$1.09	$42	$484
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B⁽¹⁷⁾	100,000	$1.09	9	109
Total Crowdtap, Inc.							51	593

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C⁽¹⁷⁾	1,000,000	$0.21	$83	$14
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D⁽¹⁷⁾	1,000,000	$0.21	83	19
Total Gtxcel, Inc.							166	33

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D⁽¹⁷⁾	619,435	$0.77	$806	$861

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$34
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	17
Total Reciprocity, Inc.							153	51

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$86

The Tomorrow Companies, Inc.	Warrant(9)	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$52

Sub-Total: SaaS (0.2%)*							$2,063	$2,406

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant(9)	April 13, 2023	April 13, 2033	Common Stock	96,847		$7.89		$93	$1,122

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$121	$49
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	9
Total Axiom Space, Inc.									160	58

Hermeus Corporation	Warrant(9)	August 9, 2022	August 9, 2032	Common Stock	31,398		$6.24		$237	$146

Rocket Lab USA, Inc.	Warrant	December 29, 2023	December 29, 2027	Common Stock	728,835		$4.87		$2,255	$2,255

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A⁽¹⁷⁾	221,280		$2.75		$256	$223

Sub-Total: Space Technology (0.3%)*									$3,001	$3,804

Supply Chain Technology
Macrofab, Inc.	Warrant	July 21, 2023	July 21, 2033	Common Stock	622,353		$2.02		$333	$344

Sub-Total: Supply Chain Technology (0.0%)*									$333	$344

Transportation Technology
Get Spiffy, Inc.	Warrant(9)	July 14, 2023	July 14, 2033	Common Stock	795,785		$0.70		$383	$394

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Stock(17)	328,369	(13)	$1.29	(13)	$35	$—
	Warrant	February 23, 2022	February 23, 2027	Preferred Stock(17)	25,653	(13)	$1.29	(13)	$3	$—
	Warrant	March 16, 2022	March 16, 2027	Preferred Stock(17)	30,784	(13)	$1.29	(13)	$3	$—
	Warrant	April 18, 2022	April 18, 2027	Preferred Stock(17)	282,192	(13)	$1.29	(13)	$7	$—
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock(17)	410,462	(13)	$1.29	(13)	$170	$—
Total NextCar Holding Company, Inc.									218	—

Sub-Total: Transportation Technology (0.0%)*									$601	$394

Total: Warrant Investments- United States (2.4%)*									$29,387	$32,824

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Warrant	August 27, 2021	August 27, 2026	Common Stock	63,175	(13)	$15.83	(13)	$410	$—
	Warrant	June 8, 2022	June 8, 2027	Common Stock	24,123	(13)	$20.73	(13)	204	—
Total Nexii Building Solutions, Inc.									614	—

Sub-Total: Construction Technology (0.0%)*									$614	$—

Total: Warrant Investments- Canada (0.0%)*									$614	$—

Warrant Investments- Europe

Industrials
Aledia, Inc. (10)	Warrant	March 31, 2022	March 31, 2032	Preferred Series D-3⁽¹⁷⁾	11,573	(13)	$149.01	(13)	$130	$622

Sub-Total: Information (0.0%)*									$130	$622

Space Technology
All.Space Networks, Limited. (10)	Warrant	August 22, 2022	August 22, 2032	Common Stock	71,203		$21.79		$113	$81

Sub-Total: Space Technology (0.0%)*									$113	$81

Total: Warrant Investments- Europe (0.1%)*									$243	$703

Total: Warrant Investments- (2.4%)*									$30,244	$33,527

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States
Automation & Internet of Things
Rigetti & Co, Inc.	Equity(7)	February 25, 2022	50,000	Common Stock	$500	$49
	Equity(7)	May 18, 2021	757,297	Common Stock	506	746
Total Rigetti & Co, Inc.					1,006	795

Sub-Total: Automation & Internet of Things (0.1%)*					$1,006	$795

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$569

Vertical Communications, Inc.	Equity⁽¹¹⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	1,338
Total Vertical Communications, Inc. (20)					3,966	1,338

Sub-Total: Connectivity (0.1%)*					$4,466	$1,907

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1⁽¹⁷⁾	$352	$—
	Equity	January 16, 2020	3,401,678	Preferred Series BB⁽¹⁷⁾	1,333	—
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—
	Equity	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	8
Total Project Frog, Inc. (20)					4,622	8

Sub-Total: Construction Technology (0.0%)*					$4,622	$8

Consumer Products & Services
Molekule, Inc.	Equity(7)	January 12, 2023	2,361	Common Stock	$7	$—

Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$445

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Preferred Series B-1⁽¹⁷⁾	$500	$277

Sub-Total: Consumer Products & Services (0.1%)*					$1,007	$722

Finance and Insurance
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Series D	$500	$501

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred ⁽¹⁷⁾	$500	$504

Sub-Total: Finance and Insurance (0.1%)*					$1,390	$1,005

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$230

Intelligent Brands, Inc. (f.k.a. Pruvit Ventures, Inc.)	Equity	January 16, 2020	30,357	Common Stock	$537	$94

Sub-Total: Food and Agriculture Technologies (0.0%)*					$1,037	$324

Green Technology
Edeniq, Inc.	Equity⁽¹¹⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$1,530
	Equity⁽¹¹⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	1,293
	Equity⁽¹¹⁾	January 16, 2020	133,766,138	Preferred Series D⁽¹⁷⁾	—	2,542
Total Edeniq, Inc. (20)					—	5,365

Electric Hydrogen Co.	Equity	April 6, 2023	87,087	Preferred Series C⁽¹⁷⁾	$500	$521

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$318

RTS Holding, Inc.	Equity(9)	July 5, 2022	2,035	Preferred Series D⁽¹⁷⁾	$334	$602
	Equity(9)	February 15, 2023	1,966	Preferred Series D-1⁽¹⁷⁾	405	590
Total RTS Holding, Inc.					$739	$1,192

Sub-Total: Green Technology (0.6%)*					$1,739	$7,396

Healthcare
Dentologie Enterprises, Inc.	Equity(9)	August 3, 2023	72,338	Preferred Series B⁽¹⁷⁾	$300	$304

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	199,537	Preferred Series C⁽¹⁷⁾	$500	$327

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$84

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (20)					6,720	—

Sub-Total: Healthcare (0.1%)*					$8,020	$715

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued
Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$145

Sub-Total: Human Resource Technology (0.0%)*					$500	$145

Industrials
SBG Labs, Inc.	Equity(7)	July 29, 2023	21,730	Preferred Series A-1⁽¹⁷⁾	$13	$53
	Equity(7)	October 10, 2023	6,332	Preferred Series A-1⁽¹⁷⁾	4	16
Total SBG Labs, Inc.					17	69

Sub-Total: Industrials (0.0%)*					$17	$69

Multi-Sector Holdings
Senior Credit Corp 2022 LLC(10)(20)	Equity(7)	January 30, 2023	—	Preferred ⁽¹⁷⁾	$3,302	$3,631

Sub-Total: Multi-Sector Holdings (0.3%)*					$3,302	$3,631

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—
	Equity	September 29, 2023	2,956,224	Preferred Series AA⁽¹⁷⁾	250	—
Total Knockaway Inc.					750	—

Orchard Technologies, Inc.	Equity	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$12
	Equity	March 16, 2023	50,000	Preferred Series 1⁽¹⁷⁾	500	343
Total Orchard Technologies, Inc.					$1,000	$355

Maxwell Financial Labs, Inc	Equity	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$143

Sub-Total: Real Estate Technology (0.0%)*					$2,250	$498

SaaS
Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B⁽¹⁷⁾	$500	$516

The Tomorrow Companies, Inc.	Equity(9)	July 5, 2023	108,088	Preferred Series E-1⁽¹⁷⁾	$325	$211

Sub-total: SaaS (0.1%)*					$825	$727

Space Technology
Astranis Space Technology Corporation	Equity(9)	April 5, 2023	13,685	Preferred Series C Prime⁽¹⁷⁾	$300	$306

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C⁽¹⁷⁾	$521	$572

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$456
	Equity(9)	December 11, 2023	31,831	Preferred B-1⁽¹⁷⁾	300	300
Total Hadrian Automation, Inc.					800	756

Sub-total: Space Technology (0.1%)*					$1,621	$1,634

Supply Chain Technology
3Q GoFor Holdings, LP (21)	Equity⁽¹⁴⁾	August 25, 2022	—	Preferred ⁽¹⁷⁾	$500	$—
	Equity⁽¹⁴⁾	January 17, 2023	—	Preferred ⁽¹⁷⁾	500	—
Total 3Q GoFor Holdings, LP (21)					1,000	—

Sub-total: Supply Chain Technology (0.0%)*					$1,000	$—

Total: Equity Investments- United States (1.5%)*					$32,802	$19,576

Equity Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Equity	February 28, 2022	24,418	Common Stock	$500	$—

Sub-Total: Construction Technology (0.0%)*					$500	$—

Total: Equity Investments- Canada (0.0%)*					$500	$—

Total: Equity Investments (1.5%)*					$33,302	$19,576

Total Investment in Securities (97.3%)*					$1,319,316	$1,275,180

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$3,088	$3,088
Other cash accounts					1,673	1,673
Cash and Cash Equivalents (0.4%)*					4,761	4,761

Total Portfolio Investments and Cash and Cash Equivalents (97.6% of total assets)					$1,324,077	$1,279,941
(1)
All portfolio companies are located in North America or Europe. As of December 31, 2023, Trinity Capital Inc. (the “Company”) had four foreign domiciled portfolio companies, two of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 5.5% of total net asset value based on fair value. The Company generally acquires its investments in private

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 8.5% and the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 5.35% as of December 31, 2023.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 1 – Organization and Basis of Presentation” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 12.8% of the Company’s total assets as of December 31, 2023. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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
(15)
Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally collected through amortization, is recorded on an accrual basis to the extent such amounts are expected to be collected.
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

December 31, 2023

(In thousands, except share and per share data)

(18)
Investment is on non-accrual status as of December 31, 2023 and is therefore considered non-income producing.
(19)
All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the credit facility with KeyBank (see “Note 5 – Borrowings”), except as noted.
(20)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of December 31, 2023, along with transactions during the year ended December 31, 2023 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2022	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	December 31, 2023	Dividend Income
For the Year Ended December 31, 2023
Control Investments
Edeniq, Inc.	$11,879	$1,717	$(1,655)	$—	$(555)	$11,386	$2,116
3Q GoFor Holdings, LP	7,521	500	—	—	(3,799)	4,222	—
Project Frog, Inc.	139	—	—	—	(131)	8	—
Vertical Communications, Inc.	17,274	420	(550)	—	(399)	16,745	1,997
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	66
Total Control Investments	$37,313	$2,637	$(2,205)	$—	$(4,884)	$32,861	$4,179

Affiliate Investments
FemTec Health, Inc.	$1,528	$—	$(2,328)	$(26,251)	$27,051	$—	$—
Senior Credit Corp 2022 LLC	—	11,006	—	—	329	11,335	1,025
Total Affiliate Investments	$1,528	$11,006	$(2,328)	$(26,251)	$27,380	$11,335	$1,025

Total Control and Affiliate Investments	$38,841	$13,643	$(4,533)	$(26,251)	$22,496	$44,196	$5,204

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Automation & Internet of Things (7)
Ambient Photonics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$3,887	$3,902	$3,937
	Secured Loan⁽¹⁴⁾	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	4,578	4,555	4,555
	Secured Loan⁽¹⁴⁾	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	750	744	744
Total Ambient Photonics, Inc.					$9,215	$9,201	$9,236

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$11,324	$11,431	$11,524
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	8,000	8,043	8,115
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	7,000	6,978	7,053
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,000	5,030	5,090
Total Rigetti & Co, Inc.					31,324	31,482	31,782

Stratifyd, Inc.	Secured Loan	September 3, 2021	January 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 3.5% ⁽⁸⁾	$6,000	$6,050	$5,929

Sub-total: Automation & Internet of Things (4.2%)*					$46,539	$46,733	$46,947

Biotechnology (7)
Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	$1,499	$1,709	$1,676
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 9.5%; EOT 8.0%	2,334	2,579	2,524
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	1,312	1,422	1,382
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 9.7%; EOT 8.0%	760	824	797
Total Greenlight Biosciences Inc.					5,905	6,534	6,379

Pendulum Therapeutics, Inc.	Equipment Financing	January 16, 2020	May 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	$54	$78	$77
	Equipment Financing	January 17, 2020	August 1, 2023	Fixed interest rate 7.8%; EOT 5.0%	508	641	639
	Equipment Financing	March 6, 2020	October 1, 2023	Fixed interest rate 7.7%; EOT 5.0%	181	217	215
	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	345	398	391
	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,022	5,038
	Secured Loan	February 28, 2022	March 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,015	5,027
	Secured Loan	March 30, 2022	April 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,009	5,020
	Secured Loan	May 6, 2022	June 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,000	5,013
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	4,994	5,008
Total Pendulum Therapeutics, Inc.					26,088	26,374	26,428

Sub-total: Biotechnology (2.9%)*					$31,993	$32,908	$32,807

Connectivity (7)

Vertical Communications, Inc.(21)	Secured Loan⁽¹⁴⁾	August 23, 2021	March 1, 2026	Fixed interest rate 11.0%; EOT 23.8%	$13,300	$15,536	$15,536

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,107	$14,515

Sub-total: Connectivity (2.7%)*					$28,300	$30,643	$30,051

Construction Technology (7)

EquipmentShare, Inc.	Equipment Financing	June 24, 2020	July 1, 2023	Fixed interest rate 11.0%; EOT 5.0%	$1,150	$1,448	$1,451
	Equipment Financing	August 7, 2020	September 1, 2023	Fixed interest rate 10.2%; EOT 5.0%	507	608	614
	Equipment Financing	October 2, 2020	November 1, 2023	Fixed interest rate 10.4%; EOT 5.0%	264	303	304
	Equipment Financing	October 9, 2020	November 1, 2023	Fixed interest rate 10.5%; EOT 5.0%	833	958	960
Total EquipmentShare, Inc.					2,754	3,317	3,329

Sub-total: Construction Technology (0.3%)*					$2,754	$3,317	$3,329

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Green Technology (7)

Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$1,103	$1,163	$1,121

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$1,445	$1,573	$1,535
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	437	472	460
Total Commonwealth Fusion Systems, LLC					1,882	2,045	1,995

Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$193	$252	$240
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	285	340	326
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	360	426	407
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	429	502	480
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	895	1,020	975
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	1,060	1,136	1,086
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	1,917	1,999	1,918
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	881	912	882
	Equipment Financing	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	1,338	1,378	1,335
	Equipment Financing	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	850	865	861
	Equipment Financing	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	772	777	777
Total Dandelion Energy, Inc.					8,980	9,607	9,287

Electric Hydrogen Co.	Equipment Financing⁽¹⁴⁾	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,899	$1,932	$1,932

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$4,792	$4,825	$4,705
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	3,935	3,903	3,903
Total Hi-Power, LLC					8,727	8,728	8,608

SeaOn Global, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$6,013	$6,169	$5,951
	Equipment Financing⁽¹⁴⁾	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	3,011	3,058	2,989
Total SeaOn Global, LLC					9,024	9,227	8,940

Edeniq, Inc.(21)	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 11.0%; EOT 5.7%	$4,505	$2,101	$4,485

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	$20,000	$18,179	$18,729
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.0% ⁽⁸⁾	20,000	18,073	18,630
Total Footprint International Holding, Inc.					40,000	36,252	37,359

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$30,000	$30,031	$29,173

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 10.5%+PIK Interest Rate 4.25%; EOT 3.0% (15)	$23,000	$23,171	$23,185
	Secured Loan	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%+PIK Interest Rate 1.25%; EOT 3.0% (15)	12,000	11,894	11,894
Total RTS Holding, Inc.					35,000	35,065	35,079

Sub-total: Green Technology (12.2%)*					$141,120	$136,151	$137,979

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Healthcare (7)
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$5,959	$6,500	$6,367

Dentologie Enterprises, Inc.	Secured Loan⁽¹⁴⁾	October 14, 2022	November 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	5,000	4,929	4,929

Exer Holdings, LLC	Secured Loan	November 19, 2021	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$22,500	$22,520	$22,317
	Secured Loan	February 18, 2022	December 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	7,500	7,492	7,429
Total Exer Holdings, LLC					30,000	30,012	29,746

FemTec Health, Inc.	Secured Loan(18)	December 1, 2021	February 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	$9,725	$10,472	$1,528
	Secured Loan(18)	July 23, 2021	September 1, 2022(20)	Fixed interest rate 11.0%	2,092	2,091	—
	Secured Loan(18)	September 29, 2021	April 1, 2026	Fixed interest rate 11.0%; EOT 7.5%	2,918	2,971	—
Total FemTec Health, Inc. (21)					14,735	15,534	1,528

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$4,048	$4,116	$4,065
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	5,000	4,963	4,888
Total Lark Technologies, Inc.					9,048	9,079	8,953

WorkWell Prevention & Care Inc.	Secured Loan(14)	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0% ⁽⁸⁾	$500	$500	$500

Sub-total: Healthcare (4.6%)*					$65,242	$66,554	$52,023

Healthcare Technology(7)
RXAnte, Inc.	Secured Loan⁽¹⁴⁾	November 21, 2022	November 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	$15,025	$14,799	$14,799

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	5,000	5,005	5,032

Sub-total: Healthcare Technology (1.8%)*					20,025	19,804	19,831

Human Resource Technology (7)
Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$30,066	$30,378

Qwick, Inc.	Secured Loan	December 31, 2021	January 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$5,000	$5,038	$5,110
	Secured Loan	August 12, 2022	September 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	5,000	4,940	4,978
Total Qwick, Inc.					10,000	9,978	10,088

Sub-total: Human Resource Technology (3.6%)*					$40,000	$40,044	$40,466

Industrials (7)
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.1%; EOT 9.0%	$2,865	$3,176	$2,775
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.0%; EOT 9.0%	1,394	1,536	1,335
Total 3DEO, Inc.					4,259	4,712	4,110

Sub-total: Industrials (0.4%)*					$4,259	$4,712	$4,110

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Marketing, Media, and Entertainment (7)
Drone Racing League, Inc.	Secured Loan⁽¹⁴⁾	October 17, 2022	April 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5% ⁽⁸⁾	10,000	$9,750	$9,750

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,500	$4,481	$4,500

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	October 1, 2024	Fixed interest rate 11.8%; EOT 16.4%	$3,419	$4,569	$3,659

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$11,500	$11,672	$11,575

Vox Media Holdings, Inc.	Secured Loan⁽¹⁴⁾	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	20,000	19,842	19,842
	Secured Loan⁽¹⁴⁾	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	10,000	9,901	9,901
Total Vox Media Holdings, Inc.					30,000	29,743	29,743

Sub-total: Marketing, Media, and Entertainment (5.3%)*					$59,419	$60,215	$59,227

Medical Devices (7)
Deerfield Imaging Holdings, Inc.	Secured Loan⁽¹⁴⁾	April 14, 2022	May 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,250	$18,369	$18,449

Sub-total: Medical Devices (1.6%)*					$18,250	$18,369	$18,449

Real Estate Technology(7)
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$3,893	$3,978	$3,887
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	5,346	5,438	5,372
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	4,129	4,190	4,185
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	4,899	4,951	4,951
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	3,988	4,017	4,017
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	2,567	2,576	2,576
Total BlueGround US, Inc.					24,822	25,150	24,988

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,238	$4,644

Knockaway, Inc.	Secured Loan	November 10, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$14,734	$14,806	$12,166
	Secured Loan	November 30, 2021	June 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	2,000	2,009	1,651
	Secured Loan	December 28, 2021	July 1, 2026	Variable interest rate Prime + 6.3% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	4,275	4,289	3,500
Total Knockaway, Inc.					21,009	21,104	17,317

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$18,000	$18,213	$18,034

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$5,000	$5,095	$5,058
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,693	12,601
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,501	12,574
Total Orchard Technologies, Inc.					30,000	30,289	30,233

Sub-total: Real Estate Technology (8.5%)*					$98,831	$99,994	$95,216

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Automation & Internet of Things (7)

Ambient Photonics, Inc.	Warrant⁽¹⁴⁾	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$47	$153

Everalbum, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$—

Hologram, Inc.	Warrant⁽¹⁴⁾	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$506

Presto Automation, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	April 28, 2027	Preferred Series A	497,183	$0.30	$185	$733
	Warrant⁽¹⁴⁾	January 16, 2020	July 28, 2027	Common Stock	104,284	$7.49	28	2
Total Presto Automation, Inc.							213	735

Stratifyd, Inc.	Warrant⁽¹⁴⁾	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$56	$16

Sub-Total: Automation & Internet of Things (0.1%)*							$390	$1,410

Biotechnology (7)
Pendulum Therapeutics, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$43	$8
	Warrant⁽¹⁴⁾	June 1, 2020	July 15, 2030	Preferred Series B	36,844	$1.90	36	6
	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Preferred Series C	322,254	$3.24	118	24
Total Pendulum Therapeutics, Inc.							197	38

Zosano Pharma Corporation	Warrant (9)(14)	January 16, 2020	September 25, 2025	Common Stock	75,000	$3.59	$69	$—

Sub-Total: Biotechnology (0.0%)*							$266	$38

Connectivity (7)
Tarana Wireless, Inc.	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$968	$1,370

Vertical Communications, Inc. (21)	Warrant⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant⁽¹⁴⁾	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$16

Sub-Total: Connectivity (0.1%)*							$990	$1,386

Construction Technology (7)
Project Frog, Inc. (21)	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Preferred Series AA-1	211,649	$0.19	$9	$—
	Warrant⁽¹⁴⁾	January 16, 2020	July 26, 2026	Common Stock	180,340	$0.19	9	—
	Warrant⁽¹⁴⁾	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	8
Total Project Frog, Inc.							38	8

Sub-total: Construction Technology (0.0%)*							$38	$8

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Green Technology (7)
Bolb, Inc.	Warrant⁽¹⁴⁾	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$—

Edeniq, Inc.	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$134
	Warrant(11)(14)	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	277
	Warrant(11)(14)	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	1
	Warrant(11)(14)	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	923
	Warrant(14)	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	1,420
Total Edeniq, Inc.(21)							7	2,755

Footprint International Holding, Inc.	Warrant⁽¹⁴⁾	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$800
	Warrant⁽¹⁴⁾	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	1,643
	Warrant⁽¹⁴⁾	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	310
Total Footprint International Holding, Inc.							4,614	2,753

Mainspring Energy, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$284	$1,030
	Warrant⁽¹⁴⁾	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	598
	Warrant⁽¹⁴⁾	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	968
Total Mainspring Energy, Inc.							854	2,596

RTS Holding, Inc.	Warrant⁽¹⁴⁾	December 10, 2021	December 10, 2031	Preferred Series C	3,857	$205.28	$153	$242
	Warrant⁽¹⁴⁾	October 10, 2022	October 10, 2032	Preferred Series D	1,528	$196.50	117	108
Total RTS Holding, Inc.							$270	$350

Sub-Total: Green Technology (0.8%)*							$5,780	$8,454

Healthcare (7)
Dentologie Enterprises, Inc.	Warrant⁽¹⁴⁾	October 14, 2022	October 14, 2032	Common Stock	86,054	$0.76	$111	$110

Exer Holdings, LLC	Warrant⁽¹⁴⁾	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$130

Hospitalists Now, Inc.	Warrant⁽¹⁴⁾	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$592
	Warrant⁽¹⁴⁾	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	3,270
Total Hospitalists Now, Inc.							462	3,862

Lark Technologies, Inc.	Warrant⁽¹⁴⁾	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$504
	Warrant⁽¹⁴⁾	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	524
Total Lark Technologies, Inc.							435	1,028

Sub-Total: Healthcare (0.5%)*							$1,101	$5,130

Healthcare Technology (7)
RXAnte, Inc.	Warrant⁽¹⁴⁾	November 21, 2022	November 21, 2032	Preferred A	30,010	$10.00	$157	$170

TMRW Life Sciences, Inc.	Warrant⁽¹⁴⁾	April 29, 2022	April 29, 2032	Preferred Class A	537,966	$2.09	$160	$162

Sub-Total: Healthcare Technology (0.0%)*							$317	$332

Human Resource Technology (7)
BetterLeap, Inc.	Warrant⁽¹⁴⁾	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$32

Qwick, Inc.	Warrant⁽¹⁴⁾	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$282

Sub-Total: Human Resource Technology (0.0%)*							$134	$314

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

Trinity Capital is an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Trinity Capital has elected to be treated, currently qualifies, and intends to continue to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

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

In accordance with Rule 10‑01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1‑02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of December 31, 2023 and December 31, 2022, none of the Company's investments or unconsolidated controlled subsidiaries met either of these two significance tests.

Senior Credit Corp 2022 LLC

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage Senior Credit Corp 2022 LLC (the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The Company and the JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV’s preferred equity. As of December 31, 2023, the Company's and the JV Partner's ownership of the JV was 12.5% and 87.5%, respectively.

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

During the year ended December 31, 2023, the Company contributed $11.0 million of capital to the JV. As of December 31, 2023, the Company's investment in the JV consisted of a debt investment of $7.7 million and an equity investment of $3.3 million. The Company did not fund an investment in the JV as of December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company's unfunded commitment of capital to the JV was $10.4 million and $21.4 million, respectively.

As of December 31, 2023, the JV's total investment portfolio on a fair value basis was $151.6 million. During the year ended December 31, 2023, the Company received $146.2 million in net proceeds from the sale of investments to the JV. During the year ended December 31, 2023, the Company earned approximately $2.2 million for originations and administrative agent fees from the JV, which are recognized as fee income on the Consolidated Statements of Operations. During the years ended December 31, 2022 and December 31, 2021, the Company did not earn any fees from the JV. As of December 31, 2023, the Company had approximately $0.8 million in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. There were no outstanding receivables from the JV as of December 31, 2022.

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

The SEC adopted Rule 2a-5 under the 1940 Act ("Rule 2a-5"), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company's Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of December 31, 2023 and December 31, 2022, cash and cash equivalents consisted of $4.8 million and $10.6 million, respectively, of which $3.1 million and $5.6 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of December 31, 2023 and December 31, 2022, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right-of-use assets, prepaid expenses, escrow receivables, equity offering costs, security deposits for operating leases and other assets.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2023, and December 31, 2022, there were no material past due escrow receivables. The escrow receivable balance as of December 31, 2023, and December 31, 2022 totaled $2.4 million and $2.4 million, respectively, and was measured at fair value and held in accordance with ASC 820.

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

Income Recognition

Interest and Dividend Income

The Company recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Company may also be entitled to an end-of-term (“EOT”) payment. EOT payments to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. As of December 31, 2023, and December 31, 2022, the EOT payments receivable of approximately $62.2 million and $59.9 million, respectively, was included as a component of the cost basis of the Company’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT payment is recognized as interest income.

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $8.0 million, $0.3 million, and $0.2 million in PIK interest income during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $0.6 million in dividend income during the year ended December 31, 2023 and no dividend income was recorded during the years ended December 31, 2022 and December 31, 2021.

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

As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5% of the fair value of the Company’s debt investment portfolio. As of December 31, 2022, loans to two portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $49.2 million, and a total fair value of approximately $17.8 million, or 1.7%, of the fair value of the Company’s debt investment portfolio.

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

Income Taxes

The Company has elected to be treated, currently qualifies, and to intends to continue to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Company generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at corporate rates on any retained amounts.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of December 31, 2023 and December 31, 2022. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Space Technology	$185,384	14.1%	$186,335	14.6%	$71,476	6.2%	$71,607	6.5%
Green Technology	138,510	10.5%	143,279	11.2%	142,931	12.3%	152,117	14.0%
Finance and Insurance	139,399	10.6%	133,344	10.5%	113,645	9.9%	114,131	10.4%
Real Estate Technology	94,878	7.2%	91,344	7.2%	102,171	8.9%	95,871	8.8%
Food and Agriculture Technologies	90,967	6.9%	88,707	7.0%	101,279	8.8%	101,947	9.3%
Consumer Products & Services	85,683	6.5%	83,722	6.6%	71,811	6.2%	70,129	6.4%
Medical Devices	68,717	5.2%	70,320	5.5%	18,369	1.6%	18,449	1.7%
Healthcare Technology	57,936	4.4%	57,955	4.5%	20,121	1.7%	20,163	1.8%
Biotechnology	56,173	4.3%	55,810	4.4%	33,174	2.9%	32,845	3.0%
Marketing, Media, and Entertainment	49,145	3.7%	47,526	3.7%	61,013	5.3%	60,443	5.5%
Transportation Technology	45,024	3.4%	39,532	3.1%	31,338	2.7%	29,874	2.7%
Digital Assets Technology and Services	33,545	2.5%	35,553	2.8%	60,704	5.3%	44,842	4.1%
SaaS	34,257	2.6%	34,440	2.7%	29,302	2.5%	29,342	2.7%
Automation & Internet of Things	34,732	2.6%	34,435	2.7%	54,178	4.7%	54,795	5.0%
Connectivity	36,191	2.7%	34,219	2.7%	36,099	3.1%	33,680	3.1%
Human Resource Technology	31,142	2.4%	30,595	2.4%	40,678	3.5%	41,226	3.8%
Healthcare	31,102	2.4%	26,962	2.1%	88,421	7.7%	58,098	5.3%
Supply Chain Technology	30,414	2.3%	24,556	1.9%	9,885	0.9%	7,521	0.7%
Industrials	21,995	1.7%	23,113	1.8%	24,296	2.1%	23,363	2.1%
Education Technology	18,975	1.4%	15,285	1.2%	18,962	1.6%	14,334	1.3%
Multi-Sector Holdings (1)	11,006	0.8%	11,335	0.9%	—	—	—	—
Construction Technology	24,141	1.8%	6,813	0.5%	23,731	2.1%	19,609	1.8%
Total	$1,319,316	100.0%	$1,275,180	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

(1)
Multi-Sector Holdings consists of the Company's investment in Senior Credit Corp 2022 LLC, a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West(2)	$468,917	35.5%	$464,909	36.5%	$428,860	37.1%	$416,545	38.0%
Northeast(2)	392,739	29.8%	383,008	29.9%	325,269	28.2%	318,062	29.1%
South	169,014	12.8%	172,746	13.5%	103,244	8.9%	79,018	7.2%
Mountain	118,126	9.0%	110,681	8.7%	122,862	10.7%	122,139	11.2%
Midwest	64,535	4.9%	56,945	4.5%	58,284	5.1%	50,636	4.6%
Southeast(2)	43,878	3.3%	42,129	3.3%	33,367	2.9%	28,461	2.6%
Senior Credit Corp 2022 LLC (1)	11,006	0.8%	11,335	0.9%	—	—	—	—
International:
Western Europe	22,235	1.7%	22,400	1.8%	29,292	2.6%	29,236	2.7%
Canada	28,866	2.2%	11,027	0.9%	52,406	4.5%	50,289	4.6%
Total	$1,319,316	100.0%	$1,275,180	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

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
(2)
Geographic region classifications have been updated based on changes in the locations of certain portfolio companies' corporate headquarters, and the prior year has been amended to conform with such presentation for comparability.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023				December 31, 2022
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$918,836	69.7%	$885,299	69.5%	$827,377	71.7%	$802,851	73.3%
Equipment Financing	336,934	25.5%	336,778	26.4%	266,139	23.1%	245,978	22.5%
Warrants	30,244	2.3%	33,527	2.6%	21,282	1.8%	31,724	2.9%
Equity	33,302	2.5%	19,576	1.5%	38,786	3.4%	13,833	1.3%
Total	$1,319,316	100.0%	$1,275,180	100.0%	$1,153,584	100.0%	$1,094,386	100.0%

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of December 31, 2023 and December 31, 2022, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$885,299	$—	$885,299
Equipment Financings	—	—	336,778	—	336,778
Warrants	—	2,326	31,201	—	33,527
Equity	795	—	15,150	3,631	19,576
Total Investments at fair value	795	2,326	1,268,428	3,631	1,275,180
Escrow Receivable (2)	—	—	2,441	—	2,441
Cash and cash equivalents	4,761	—	—	—	4,761
Total	$5,556	$2,326	$1,270,869	$3,631	$1,282,382

(1)
In accordance with ASC 820, the Company's equity investment in Senior Credit Corp 2022 LLC is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
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

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of December 31, 2023.

	Fair Value as of
	December 31, 2023	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$858,870	Discounted Cash Flows	Hypothetical Market Yield	11.6% - 34.6%	17.3%

	253,250	Cost approximates fair value (6)	n/a	n/a	n/a

	4,680	Transaction Precedent(7)	Transaction Price	n/a	n/a

	97,573	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 100.0%	n/a

Debt investment in the JV	7,704	Enterprise Value(8)	n/a	n/a	n/a

Equity investments	15,150	Market Approach	Revenue Multiple (3)	0.4x - 15.0x	3.7	x
			Volatility (5)	44.2% - 131.3%	62.5%
			Risk-Free Interest Rate	3.0% - 4.8%	4.0%
			Estimated Time to Exit (in years)	1.0 - 4.0	1.7

Warrants	31,201	Market Approach	Revenue Multiple (3)	0.4x - 15.0x	2.7	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	33.3% - 131.3%	68.8%
			Risk-Free Interest Rate	2.9% - 4.8%	4.3%
			Estimated Time to Exit (in years)	1.0 - 4.8	2.2

Total Level 3 Investments	$1,268,428

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
(7)
Represents investments where there is an observable transaction or pending event for the investment.
(8)
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

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger acquisition events near the measurement date.
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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivable portfolio investments for the year ended December 31, 2023 (in thousands):

	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2022	$1,048,829	$13,245	$30,989	$2,441	$1,095,504
Purchases, net of deferred fees	613,853	4,676	8,670	—	627,199
Non-cash conversions (1)	(500)	538	(17)	—	21
Transfers into/(out of) Level 3 (2)	—	—	(7)	—	(7)
Proceeds from sales and paydowns	(468,760)	(461)	(2,705)	—	(471,926)
Accretion of OID, EOT, and PIK payments	32,953	—	—	—	32,953
Net realized gain/(loss)	(15,292)	(13,546)	767	—	(28,071)
Net change in unrealized appreciation/(depreciation)	10,994	10,698	(6,496)	—	15,196
Fair Value as of December 31, 2023	$1,222,077	$15,150	$31,201	$2,441	$1,270,869

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2023	$(8,420)	$(2,501)	$(6,987)	$—	$(17,908)

(1)
The non-cash conversion includes restructuring of a convertible note position to preferred equity and an exercise of a warrant to an equity position during the period.
(2)
During the year ended December 31, 2023, there were no transfers into Level 3.

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
(2)
Transfers out of Level 3 during the year ended December 31, 2022 primarily relates to the exercise of warrants held in four portfolio companies to equity investments during the period, and the corresponding company’s public offering transaction. During the year ended December 31, 2022, there were no transfers into Level 3.

Fair Value of Financial Instruments Carried at Cost

As of December 31, 2023 and December 31, 2022, the carrying value of the KeyBank Credit Facility was approximately $213.0 million and $187.5 million, respectively. The carrying value of the KeyBank Credit Facility as of December 31, 2023 and December 31, 2022 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2023 and December 31, 2022, the carrying value of the 2025 Notes was approximately $180.5 million and $178.6 million, respectively, net of unamortized deferred financing costs of $2.0 million and $3.9 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of December 31, 2023 and December 31, 2022 was approximately $183.4 million and $183.2 million, respectively, based on the market closing price of these notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”.

As of December 31, 2023 and December 31, 2022, the carrying value of the Convertible Notes was approximately $48.8 million and $48.1 million, respectively, net of unamortized deferred financing costs and discount of $1.2 million and $1.9 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of December 31, 2023 and December 31, 2022 was approximately $50.6 million and $40.7 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2023 and December 31, 2022, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $123.5 million and $122.9 million, respectively, net of unamortized deferred financing costs and discount of $1.5 million and $2.1 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of December 31, 2023, and December 31, 2022, was approximately $111.5 million and $99.2 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2023, and December 31, 2022, the carrying value of the 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $73.9 million, and $73.5 million, respectively, net of unamortized deferred financing fees of $1.1 million and $1.5 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in "Note 5 - Borrowings." The fair value of the Company’s December 2026 Notes as of December 31, 2023 and December 31, 2022 was approximately $66.8 million and 59.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.
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

The KeyBank Credit Facility includes a commitment of $350.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $400.0 million. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to Adjusted Term SOFR plus 3.25%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

During the year ended December 31, 2023, the Company borrowed $420.0 million and made repayments of $394.5 million under the KeyBank Credit Facility. The Company incurred approximately $3.6 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2023, and December 31, 2022, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.1 million and $2.9 million, respectively. As of December 31, 2023 and December 31, 2022, the Company had a borrowing availability of approximately $137.0 million and $162.5 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stated interest expense	$15,468	$8,033	$452
Amortization of deferred financing costs	817	766	68
Total interest and amortization of deferred financing costs	$16,285	$8,799	$520

Weighted average effective interest rate	9.0%	5.9%	4.5%
Weighted average outstanding balance	$180,399	$149,911	$63,864

2025 Notes

Concurrent with the completion of the Private Common Stock Offering, on January 16, 2020, the Company completed its offering of $105.0 million in aggregate principal amount of the unsecured 2025 Notes in reliance upon the available exemptions from the registration requirements of the Securities Act (the “144A Note Offering"). Keefe, Bruyette & Woods, Inc. (“KBW”), as the initial purchaser, exercised in full its option to purchase or place additional 2025 Notes and on January 29, 2020, the Company issued and sold an additional $20.0 million in aggregate principal amount of the 2025 Notes. As a result, the Company issued and sold a total of $125.0 million in aggregate principal amount of the 2025 Notes pursuant to the 144A Note Offering.

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of December 31, 2023 and December 31, 2022, unamortized deferred financing costs related to the 2025 Notes were $2.0 million and $3.9 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stated interest expense	$12,775	$10,527	$8,750
Amortization of deferred financing costs	1,990	1,584	1,177
Total interest and amortization of deferred financing costs	$14,765	$12,111	$9,927

Weighted average effective interest rate	8.1%	8.0%	7.9%
Weighted average outstanding balance	$182,500	$150,575	$125,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of

December 31, 2023 and December 31, 2022, unamortized deferred financing costs related to the August 2026 Notes were $1.5 million and $2.1 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stated interest expense	$5,469	$5,453	$1,944
Amortization of deferred financing costs	577	577	192
Total interest and amortization of deferred financing costs	$6,046	$6,030	$2,136

Weighted average effective interest rate	4.8%	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000	$125,000

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of December 31, 2023 and December 31, 2022, unamortized deferred financing costs related to the December 2026 Notes were $1.1 million and $1.5 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stated interest expense	$3,188	$3,188	$142
Amortization of deferred financing costs	373	372	17
Total interest and amortization of deferred financing costs	$3,561	$3,560	$159

Weighted average effective interest rate	4.7%	4.7%	4.5%
Weighted average outstanding balance	$75,000	$75,000	$75,000

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of December 31, 2023. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 72.3849 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on December 29, 2023, the conversion rate changed to 76.9453 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $13.00 per share of common stock) as a result of certain cash dividends of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

At the Company’s option, it may cause holders to convert all or a portion of the then outstanding principal amount of the Convertible Notes plus accrued but unpaid interest, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date, if the closing sale price of the Company’s common stock for any 30 consecutive trading days exceeds 120% of the conversion price, as may be adjusted. Upon such conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate, and a forced conversion make-whole payment (as defined in the Second Supplemental Indenture), if any, in cash. Otherwise, the Company may not redeem the Convertible Notes at its option prior to maturity.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	December 31, 2023	December 31, 2022
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(733)	(1,109)
Original issue discount, net of accretion	(510)	(773)
Carrying value of Convertible Notes	$48,757	$48,118

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stated interest expense	$3,000	$3,000	$2,992
Amortization of deferred financing costs and original issue discount	639	639	627
Total interest and amortization of deferred financing costs and original issue discount	$3,639	$3,639	$3,619

Weighted average effective interest rate	7.3%	7.3%	7.2%
Weighted average outstanding balance	$50,000	$50,000	$50,000

As of December 31, 2023 and December 31, 2022, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2023 and December 31, 2022 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of December 31, 2023 and December 31, 2022 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of December 31, 2023 and December 31, 2022, the Company had unfunded commitments of $10.4 million and $21.4 million, respectively, which represented the Company's uncalled capital commitment to the JV.

The Company did not have any other off-balance sheet financings or liabilities as of December 31, 2023 and December 31, 2022. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified significant operating leases for its headquarters in Phoenix, AZ and office space in San Diego, CA. The lease for the Company's Phoenix headquarters commenced on July 10, 2021, and was amended on October 31, 2023 to (i) include additional office space and (ii) extend the term of the lease through May 31, 2031. As of December 31, 2023, the remaining lease term for the Phoenix headquarters was 7.4 years. The lease for the San Diego office commenced March 10, 2023, and expires on January 31, 2026. As of December 31, 2023, the remaining lease term for the San Diego office was 2.1 years.

The total lease expense incurred for the years ended December 31, 2023, 2022 and 2021 was approximately $0.6 million, $0.5 million and $0.5 million, respectively. As of December 31, 2023 and December 31, 2022, the right-of-use assets related to the office operating leases was $5.3 million and $2.1 million, respectively, and the lease liabilities were $5.4 million and $2.3 million, respectively. The discount rates determined at the commencement of the Phoenix headquarters and San Diego office leases were 8.66% and 7.64%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of December 31, 2023 (in thousands):

For the Years Ended December 31,	Total
2024	$884
2025	1,102
2026	943
2027	950
2028	974
Thereafter	2,421
Total	$7,274

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of December 31, 2023, there are no material legal matters or material litigation pending of which the Company is aware.

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

Concurrent with the closing of the Private Common Stock Offering, on January 16, 2020, the Company entered into a registration rights agreement for the benefit of the purchasers of shares of its common stock in such offering and the certain of the investors in the Legacy Funds ("the "Legacy Investors") that received shares of its common stock in connection with the Formation Transactions that were not the Company’s directors, officers and affiliates. Pursuant to the terms of this registration rights agreement, the Company no longer has any registration obligations with respect to such shares because (i) such shares may be sold by any such stockholder in a single transaction without registration pursuant to Rule 144 under the Securities Act, (ii) the Company has been subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for a period of at least 90 days and is current in the filing of all such required reports and (iii) such shares have been listed for trading on the Nasdaq Global Select Market.

Formation Transactions

On January 16, 2020, immediately following the initial closings of the Private Offerings, the Company used the proceeds from the Private Offerings to complete the Formation Transactions, pursuant to which the Company acquired the Legacy Funds and Trinity Capital Holdings. As consideration for the Legacy Funds, the Company issued 9,183,185 shares of common stock at $15.00 per share for a total value of approximately $137.7 million and paid approximately $108.7 million in cash to certain of the Legacy Investors. As consideration for all of the equity interests in Trinity Capital Holdings, the Company issued 533,332 shares of its common stock at $15.00 per share for a total value of approximately $8.0 million and paid approximately $2.0 million in cash.

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

ATM Program

On November 9, 2021, the Company established the “ATM Program”, pursuant to which the Company can issue and sell, from time to time, up to $50.0 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act). On December 1, 2023, the Company (i) increased the maximum aggregate offering price of shares of its common stock to be sold through the ATM Program by $145.7 million and (ii) added one additional sales agent to the ATM Program.

The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

During the year ended December 31, 2023, the Company issued and sold 4,976,061 shares of its common stock at a weighted-average price of $14.53 per share and raised $71.1 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

During the year ended December 31, 2022, the Company issued and sold 176,148 shares of its common stock at a weighted-average price of $16.56 per share and raised $2.9 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

Stock Repurchase Program

On November 14, 2022, the Company and its board of directors authorized a program for the purpose of repurchasing up to $25.0 million of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended. The Repurchase Program was not renewed by the Board of Directors and expired on November 11, 2023.

During the year ended December 31, 2023, the Company repurchased 91,691 of its outstanding common stock at a weighted average price of $10.91. During the year ended December 31, 2022, the Company repurchased 185,722 of its outstanding common stock at a weighted average price of $10.77. The repurchased shares were immediately canceled and thus Trinity Capital holds no treasury stock.

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

Distribution Reinvestment Plan

The Company’s amended and restated distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt-out date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Company’s common stock on the valuation date determined for each distribution by the Board.

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the year ended December 31, 2023, the Company issued 165,962 shares of common stock for a total of approximately $2.2 million under the DRIP. During the year ended December 31, 2022, the Company issued 187,923 shares of common stock for a total of approximately $3.0 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
			Total	$6.66

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2023. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands).

	Year Ended	Weighted Average	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2023	Grant Date Fair Value	December 31, 2022	Grant Date Fair Value	December 31, 2021	Grant Date Fair Value
Unvested as of Beginning of Period	1,041,721	$16.98	536,552	$16.48	—	$—
Shares Granted	812,527	$12.92	722,336	$17.22	581,300	$16.48
Shares Vested and Forfeited	(527,357)	$16.81	(217,167)	$16.55	(44,748)	$16.48
Unvested as of Ending of Period	1,326,891	$14.56	1,041,721	$16.98	536,552	$16.48

Fair Value of Granted Stock	$10,498		$12,442		$9,580
Compensation cost recognized	$8,594		$5,747		$926

As of December 31, 2023, there was approximately $17.1 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2022, there was approximately $15.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2021, there was approximately $8.7 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.8 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 27, 2023. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands).

	Year Ended	Weighted Average	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2023	Grant Date Fair Value	December 31, 2022	Grant Date Fair Value	December 31, 2021	Grant Date Fair Value
Unvested as of Beginning of Period,	13,540	$14.77	6,066	$16.48	—	$—
Shares Granted	15,196	$13.16	19,320	$15.53	12,132	$16.48
Shares Vested and Forfeited	(13,540)	$14.77	(11,846)	$16.88	(6,066)	$16.48
Unvested as of Ending of Period,	15,196	$13.16	13,540	$14.77	6,066	$16.48

Fair Value of Granted Stock	$200		$300		$200
Compensation cost recognized	$200		$236		$-

As of December 31, 2023, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period. As of December 31, 2022, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were recognized over a six-month period. As of December 31, 2021, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2023 and 2022 (in thousands except shares and per share information):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Earnings per common share - basic
Numerator for basic earnings per share	$76,893	$(30,375)	$132,320
Denominator for basic weighted average shares	38,910,150	31,672,089	25,980,797
Earnings/(Loss) per common share - basic	$1.98	$(0.96)	$5.09
Earnings per common share - diluted
Numerator for increase in net assets per share	76,893	(30,375)	132,320
Adjustment for interest expense and deferred financing costs on Convertible Notes(1)	3,639	—	3,619
Numerator for diluted earnings per share	80,532	(30,375)	135,939
Denominator for basic weighted average shares	38,910,150	31,672,089	25,980,797
Adjustment for dilutive effect of Convertible Notes(1)	3,795,725	—	3,339,800
Denominator for diluted weighted average shares	42,705,875	31,672,089	29,320,597
Earnings/(Loss) per common share - diluted	$1.89	$(0.96)	$4.64

(1)
No adjustments for interest or incremental shares were included for the year ended December 31, 2022 because the effect would be antidilutive.

In certain circumstances, at the Company's election, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

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

The following table sets for the amounts the Company reclassified for book purposes arising from permanent book to tax differences primarily related to nondeductible expenses for income tax purposes (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Additional paid-in capital	$(4,229)	$(7,221)
Distributable earnings/(accumulated loss)	4,229	7,221

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the year ended December 31, 2023 was from ordinary income with no distributions made from long-term capital gains. The tax character of distributions paid for December 31, 2022 was $58.4 million from ordinary income and $17.3 million from long-term capital gains.

For the years ended December 31, 2023, 2022 and 2021, $2.6 million, $2.4 million and $0.3 million, respectively, was recorded for U.S. federal excise tax.

As of December 31, 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of costs related to the issuance of stock-based compensation and certain loan modifications as well as ongoing differences related to the treatment of the acquisition of Trinity Capital Holdings and the Legacy Funds. As of December 31, 2022, the components of distributable earnings on a tax basis detailed above differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of costs related to the acquisition of Trinity Capital Holdings and the Legacy Funds and deferral of organizational cost.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Accumulated capital gains/(losses)	$(20,346)	$—
Other temporary differences	(20,350)	(19,273)
Undistributed ordinary income	62,202	60,102
Undistributed long-term capital gains	—	—
Unrealized appreciation/(depreciation)	(45,066)	(61,747)
Components of distributable earnings	$(23,560)	$(20,918)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Tax Cost of Investments (1)	1,325,006	$1,166,744

	December 31, 2023	December 31, 2022
Unrealized appreciation	$36,468	$27,223
Unrealized depreciation	(81,534)	(88,970)
Net unrealized appreciation/(depreciation) from investments	$(45,066)	$(61,747)

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The Company was formed on August 12, 2019 and commenced operations on January 16, 2020. Prior to January 16, 2020, the Company had no operations, except for matters relating to its formation and organization as a BDC. As a result, there are no significant financial results for the year ended December 31, 2019 for comparative purposes. The following presents financial highlights for the years ended December 31, 2023, 2022, 2021, and 2020 (in thousands except share and per share information):

	Year Ended	Year Ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Data: (1)
Net asset value, beginning of period	$13.15	$16.40	$13.03	$14.97	(9)

Net investment income	2.31	2.26	1.50	1.29
Net realized and unrealized gains/(losses) on investments (2)	(0.33)	(3.22)	3.59	(0.81)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	(0.82)
Net increase/(decrease) in net assets resulting from operations	1.98	(0.96)	5.09	(0.34)

Offering costs	(0.09)	(0.12)	(0.29)	(0.58)
Effect of shares issued and repurchased (3)	0.19	0.16	(0.15)	(0.02)
Equity component of convertible notes	—	—	(0.02)	0.03
Distributions (4)	(2.04)	(2.33)	(1.26)	(1.03)
Total increase/(decrease) in net assets	0.04	(3.25)	3.37	(1.94)

Net asset value, end of period	$13.19	$13.15	$16.40	$13.03

Shares outstanding, end of period	46,323,712	34,960,672	27,229,541	18,321,274
Weighted average shares outstanding	38,910,150	31,672,089	25,980,797	18,092,494	(10)
Total return based on net asset value (5)	15.8%	(5.6)%	35.5%	(6.1)	% (11)(12)
Total return based on market value (6)	55.8%	(29.0)%	33.2%	n/a

Ratio/Supplemental Data:
Per share market value at end of period	$14.53	$10.93	$17.58	n/a
Net assets, end of period	$611,159	$459,649	$446,533	$238,748
Ratio of total expenses to average net assets	17.9%	16.3%	11.6%	14.3	% (13)
Ratio of net investment income to average net assets	17.5%	15.7%	10.5%	10.5	% (13)
Ratio of interest and credit facility expenses to average net assets	8.6%	7.5%	5.5%	7.6	% (13)
Portfolio turnover rate(7)	41.7%	33.7%	47.9%	36.5	% (11)
Asset coverage ratio (8)	194.7%	174.1%	195.8%	177.0%
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
(8)
Based on outstanding debt of $645.5 million, $620.0 million, 466.0 million, and 310.0 million as of December 31, 2023, 2022, 2021, and 2020, respectively.
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
(13)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of December 31, 2023, 2022, 2021, and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
December 30, 2023(5)	$—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
December 31, 2023	$213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
December 31, 2023	$182,500	1,947	—	$1,006.27
December 31, 2022	182,500	1,741	—	1,005.96
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
December 31, 2023	$50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
December 31, 2023	$125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
December 31, 2023	$75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Total
December 31, 2023	$645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the years ended December 31, 2023 and 2022, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. Additionally, in connection with the Company’s IPO, certain related parties purchased additional shares of the Company’s common stock. These acquisitions were made at the IPO price of $14.00 per share. During the years ended December 31, 2023 and 2022, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Note 13. Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU 2020-04 provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. The Company adopted the guidance during the year ended December 31, 2023 and its adoption did not have a material impact on the Company's consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for annual periods beginning after December 15, 2023, and should be applied prospectively. The Company adopted the guidance during the year ended December 31, 2023 and its adoption did not have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosure about the Company's operating segment, the Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Distribution reinvestment plan expenses	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—

Annual expenses (as a percentage of net assets attributable to common stock):
Operating expenses	7.80%	(4)
Interest payments on borrowed funds	7.25%	(5)
Acquired fund fees and expenses	0.13%	(6)
Total annual expenses	15.18%	(7)

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
(4)
Operating expenses represent the annual operating expenses of the Company and its consolidated subsidiaries for the year ended December 31, 2023. We do not have an investment adviser and are internally managed by our executive officers under the supervision of the Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and grants of options and restricted stock, if any.

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

(5)
Interest payments on borrowed funds represents our interest expense incurred for the year ended December 31, 2023 based on current borrowings outstanding under the KeyBank Credit Facility, the 2025 Notes, the Convertible Notes, the August 2026 Notes, and the December 2026 Notes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the Credit Suisse Credit Facility. The weighted average interest rate on our total debt outstanding as of December 31, 2023 was 7.2%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(6)
Acquired fund fees and expenses represent the estimated indirect expense incurred due to investments in other investment companies and private funds.
(7)
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$142	$385	$582	$927

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

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of the "Company" are filed herewith:

The following exhibits are filed as part of this Annual Report on Form 10‑K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.1	Registration Rights Agreement, dated January 16, 2020 (Notes) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
4.2	Registration Rights Agreement, dated December 11, 2020 (Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2020).
4.3

Indenture, dated January 16, 2020, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

4.4

First Supplemental Indenture, dated January 16, 2020, relating to the 7.00% Notes due 2025, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

4.5	Form of 7.00% Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.4 hereto).
4.6

Second Supplemental Indenture, dated December 11, 2020, relating to the 6.00% Convertible Notes due 2025, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 14, 2020).

4.7	Form of 6.00% Convertible Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.6 hereto).
4.8

Third Supplemental Indenture, dated August 24, 2021, relating to the 4.375% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 24, 2021).

4.9	Form of 4.375% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.8 hereto).

4.10

Fourth Supplemental Indenture, dated December 15, 2021, relating to the 4.25% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 15, 2021).

4.11	Form of 4.25% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.10 hereto).
4.12*	Description of Registrant’s Securities.
10.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2021).
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

10.4

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

10.05

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

10.06

Third Amendment to Credit Agreement, dated as of November 21, 2022, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023).

10.07

Fourth Amendment to Credit Agreement, dated as of March 2, 2023, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023).

10.08*

Fifth Amendment to Credit Agreement, dated as of February 13, 2024, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto.

10.09

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

10.13#	2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).

10.14#

Form of Restricted Stock Agreement (2019 Trinity Capital Inc. Long Term Incentive Plan) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed September 14, 2021).

10.15#	Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 23, 2021).
10.16#

Form of Restricted Stock Agreement (Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed September 14, 2021).

10.17	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.18	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.19

Transfer Agency Agreement and Registrar Services Agreement, dated November 1, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

10.20

Open Market Sale Agreement, dated December 1, 2023, by and between Trinity Capital Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2023).

10.21

Open Market Sale Agreement, dated December 1, 2023, by and between Trinity Capital Inc. and B. Riley Securities, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2023).

21.1	List of Subsidiaries
Trinity Capital Holdings, LLC (Delaware)
Trinity Funding 1, LLC (Delaware)
TrinCap Funding, LLC (Delaware)
Trinity Capital Adviser, LLC (Delaware)
23.1*	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Trinity Capital Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

# Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: March 6, 2024	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer, and Director
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Kyle Brown, Michael Testa, and Sarah Stanton, and each of them, such person’s true and lawful attorney-in-act and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitutes, may lawfully do or cause to be done hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 6, 2024.

/s/ Kyle Brown	/s/ Michael Testa
Kyle Brown	Michael Testa
Chief Executive Officer, President and Chief	Chief Financial Officer and Treasurer
Investment Officer, and Director	(Principal Financial and Accounting Officer)
(Principal Executive Officer)

/s/ Steven L. Brown	/s/ Michael E. Zacharia
Steven L. Brown	Michael E. Zacharia
Executive Chairman	Director

/s/ Irma Lockridge	/s/ Richard Hamada
Irma Lockridge	Richard Hamada
Director	Director

/s/ Ronald E. Estes
Ronald E. Estes
Director