Form 10-Q
period 2024-03-31
Trinity Capital Inc.
filed 2024-05-01
CIK 1786108

recw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39958

TRINITY CAPITAL INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 N. 1st Street Suite 302 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

(480) 374‑5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRIN	Nasdaq Global Select Market
7.00% Notes Due 2025	TRINL	Nasdaq Global Select Market
7.875% Notes Due 2029	TRINZ	Nasdaq Global Select Market

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

As of April 30, 2024, the registrant had 49,478,520 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $43,972 and $43,807, respectively)	$34,989	$32,861
Affiliate investments (cost of $13,421 and $11,006, respectively)	14,004	11,335
Non-Control / Non-Affiliate investments (cost of $1,362,605 and $1,264,503, respectively)	1,314,869	1,230,984
Total investments (cost of $1,419,998 and $1,319,316, respectively)	1,363,862	1,275,180
Cash and cash equivalents	11,967	4,761
Interest receivable	13,312	11,206
Deferred credit facility costs	1,955	2,144
Other assets	18,596	17,691
Total assets	$1,409,692	$1,310,982

LIABILITIES
KeyBank Credit Facility	$190,000	$213,000
2025 Notes, net of $1,531 and $2,015, respectively, of unamortized deferred financing costs	180,969	180,485
August 2026 Notes, net of $1,382 and $1,526, respectively, of unamortized deferred financing costs	123,618	123,474
March 2029 Notes, net of $3,191 and $0, respectively, of unamortized deferred financing costs	111,809	—
December 2026 Notes, net of $1,008 and $1,102, respectively, of unamortized deferred financing costs	73,992	73,898
Convertible Notes, net of $1,084 and $1,243, respectively, of unamortized deferred financing costs and discount	48,916	48,757
Distribution payable	24,808	23,162
Security deposits	11,114	12,287
Accounts payable, accrued expenses and other liabilities	18,150	24,760
Total liabilities	783,376	699,823

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 48,643,194 and 46,323,712 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	49	46
Paid-in capital in excess of par	659,194	633,740
Distributable earnings/(accumulated deficit)	(32,927)	(22,627)
Total net assets	626,316	611,159
Total liabilities and net assets	$1,409,692	$1,310,982
NET ASSET VALUE PER SHARE	$12.88	$13.19

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$852	$1,116
Affiliate investments	385	34
Non-Control / Non-Affiliate investments	48,155	39,381
Total interest and dividend income	49,392	40,531
Fee and other income:
Affiliate investments	866	453
Non-Control / Non-Affiliate investments	195	554
Total fee and other income	1,061	1,007
Total investment income	50,453	41,538

EXPENSES:
Interest expense and other debt financing costs	12,144	11,081
Compensation and benefits	9,864	7,617
Professional fees	720	1,417
General and administrative	1,929	1,495
Total expenses	24,657	21,610

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	25,796	19,928

Excise tax expense	639	597

NET INVESTMENT INCOME	25,157	19,331

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Non-Control / Non-Affiliate investments	1,351	(365)
Net realized gain/(loss) from investments	1,351	(365)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	1,963	408
Affiliate investments	254	976
Non-Control / Non-Affiliate investments	(14,217)	2,136
Net change in unrealized appreciation/(depreciation) from investments	(12,000)	3,520

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,508	$22,486

NET INVESTMENT INCOME PER SHARE - BASIC	$0.54	$0.55
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.52	0.52

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.31	$0.64
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.30	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	46,748,386	35,074,076
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	50,595,651	38,740,871

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2023	46,323,712	$46	$633,740	$(22,627)	$611,159
Issuance of common stock pursuant to distribution reinvestment plan	23,456	—	340	—	340
Stock-based compensation	—	—	2,459	—	2,459
Issuance of restricted stock awards	753,051	1	(1)	—	—
Issuance of common stock, net of issuance costs	1,652,632	2	24,238	—	24,240
Retired and forfeited shares of restricted stock	(109,657)	—	(1,582)	—	(1,582)
Stock repurchase and cancellation of shares	—	—	—	—	—
Distributions to stockholders	—	—	—	(24,808)	(24,808)
Net increase/(decrease) in net assets resulting from operations	—	—	—	14,508	14,508
Balance as of March 31, 2024	48,643,194	$49	$659,194	$(32,927)	$626,316

Three Months Ended March 31, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2022	$34,960,672	$35	$480,532	$(20,918)	$459,649
Issuance of common stock pursuant to distribution reinvestment plan	54,185	—	663	—	663
Stock-based compensation	—	—	1,765	—	1,765
Issuance of restricted stock awards	783,100	1	(1)	—	—
Issuance of common stock, net of issuance costs	302,980	—	4,048	—	4,048
Retired and forfeited shares of restricted stock	(83,482)	—	(1,053)	—	(1,053)
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)	—	(1,003)
Distributions to stockholders	—	—	—	(16,885)	(16,885)
Net increase/(decrease) in net assets resulting from operations	—	—	—	22,486	22,486
Balance as of March 31, 2023	35,925,764	$36	$484,951	$(15,317)	$469,670

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$14,508	$22,486
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(240,700)	(70,080)
Proceeds from sales and paydowns of investments	148,541	82,795
Net change in unrealized appreciation/(depreciation) from investments, net of third party participation	12,000	(3,520)
Net realized gain/(loss) from investments	(1,351)	365
Accretion of original issue discounts and end of term payments on investments	(7,172)	(6,684)
Amortization of deferred financing costs	1,075	1,070
Stock-based compensation	2,459	1,765
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(2,106)	(500)
(Increase)/Decrease in other assets	(872)	(1,354)
Increase/(Decrease) in security deposits	(1,173)	177
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(6,610)	(5,774)
Net cash provided by/(used in) operating activities	(81,401)	20,746

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(33)	(343)
Net cash provided by/(used in) investing activities	(33)	(343)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	24,240	4,048
Stock repurchase and cancellation of shares, net of costs	—	(1,003)
Retirement of employee shares	(1,582)	(1,053)
Cash distributions paid	(22,821)	(20,663)
Issuance of debt, net of issuance costs	111,803	—
Borrowings under Credit Facilities	148,000	54,000
Repayments under Credit Facilities	(171,000)	(58,000)
Net cash provided by/(used in) financing activities	88,640	(22,671)

Net increase/(decrease) in cash, cash equivalents and restricted cash	7,206	(2,268)
Cash, cash equivalents and restricted cash at beginning of period	4,761	10,612
Cash, cash equivalents and restricted cash at end of period	$11,967	$8,344

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$10,338	$9,580
Non-cash settlement of investments	$—	$21
Accrued but unpaid distributions	$24,808	$16,885
Distributions reinvested	$340	$663
Income tax, including excise tax, paid	$2,524	$2,304

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Artificial Intelligence & Automation
Ambient Photonics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$2,006	$2,145	$2,160
	Secured Loan⁽¹⁴⁾	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	2,210	2,352	2,234
	Secured Loan⁽¹⁴⁾	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	375	396	379
Total Ambient Photonics, Inc.					4,591	4,893	4,773

Applied Digital Corporation	Equipment Financing⁽¹⁴⁾	March 13, 2024	October 1, 2025	Variable interest rate 0 + 0.0% or Floor rate 0.0%; EOT 0.0% -	$12,467	$12,465	$12,465
	Equipment Financing⁽¹⁴⁾	March 25, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	21,287	21,286	21,286
Total Applied Digital Corporation					33,754	33,751	33,751

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$5,768	$6,048	$6,041
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	4,387	4,561	4,552
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,182	5,298	5,277
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	4,004	4,100	4,085
Total Rigetti & Co, Inc.					19,341	20,007	19,955

Stratifyd, Inc.	Secured Loan	September 3, 2021	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 6.8% ⁽⁸⁾	$4,457	$4,631	$3,714

Sub-total: Artificial Intelligence & Automation (4.4%)*					$62,143	$63,282	$62,193

Biotechnology
Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 15.3%; EOT 8.0%	$279	$476	$563
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 22.6%; EOT 8.0%	180	251	321
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 19.3%; EOT 8.0%	104	145	185
Total Greenlight Biosciences Inc.					563	872	1,069

Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	$4,292	$4,448	$4,400
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	4,581	4,737	4,695
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	4,722	4,878	4,839
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,156	5,122
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 3.0% ⁽⁸⁾	5,000	5,156	5,122
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	1,405	775	775
Total Pendulum Therapeutics, Inc.					25,000	25,150	24,953

Taysha Gene Therapies, Inc.	Secured Loan(9)	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0% ⁽⁸⁾	$30,000	$29,858	$30,585

Sub-total: Biotechnology (4.0%)*					$55,563	$55,880	$56,607

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Connectivity
Vertical Communications, Inc.(20)	Secured Loan⁽¹⁴⁾	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8% ⁽⁸⁾	$12,600	$15,322	$15,322

viaPhoton, Inc.	Secured Loan⁽¹⁴⁾	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,384	$14,391

Sub-total: Connectivity (2.1%)*					$27,600	$30,706	$29,713

Consumer Products & Services
Eterneva, Inc.	Equipment Financing⁽¹⁴⁾	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$259	$312	$309
	Equipment Financing	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	416	480	473
	Equipment Financing	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,206	1,349	1,311
Total Eterneva, Inc.					1,881	2,141	2,093

Happiest Baby, Inc.	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	$29	$125	$153

Molekule, Inc.	Equipment Financing(14)(18)	June 19, 2020	December 31, 2024	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$400
	Equipment Financing(14)(18)	September 29, 2020	December 31, 2024	Fixed interest rate 12.3%; EOT 10.0%	273	347	350
	Equipment Financing(14)(18)	December 18, 2020	December 31, 2024	Fixed interest rate 11.9%; EOT 10.0%	473	584	607
	Equipment Financing(14)(18)	August 25, 2021	December 31, 2024	Fixed interest rate 11.3%; EOT 10.0%	385	454	495
Total Molekule, Inc.					1,443	1,980	1,852

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8% ⁽⁸⁾	$5,000	$4,996	$4,989
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8% ⁽⁸⁾	5,000	4,948	5,028
Total Ogee, Inc.					10,000	9,944	10,017

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0% ⁽⁸⁾	$1,488	$1,567	$1,551

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	$12,153	$12,503	$12,586
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0% ⁽⁸⁾	1,736	1,792	1,808
Total Quip NYC, Inc.					13,889	14,295	14,394

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	$4,730	$4,780	$4,838
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8% ⁽⁸⁾	4,000	3,944	4,041
Total Rinse, Inc.					8,730	8,724	8,879

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$2,598	$2,624	$2,486

UnTuckIt, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$6,908	$7,663	$7,488

VitaCup, Inc.	Secured Loan	June 23, 2021	January 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0% ⁽⁸⁾	$6,000	$5,871	$5,597

Whoop, Inc.	Secured Loan(9)	May 17, 2023	June 1, 2028	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5% ⁽⁸⁾	$23,625	$23,194	$23,303
	Secured Loan(9)	March 1, 2024	April 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5% ⁽⁸⁾	10,125	9,422	9,422
Total Whoop, Inc.					$33,750	$32,616	$32,725

Sub-total: Consumer Products & Services (6.2%)*					$86,716	$87,550	$87,235

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Diagnostics & Tools
Metabolon, Inc.	Secured Loan⁽¹⁴⁾	March 28, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.9%; EOT 4.8% ⁽⁸⁾	$42,500	$41,437	$41,437

Sub-total: Diagnostics & Tools (2.9%)*					$42,500	$41,437	$41,437

Digital Assets Technology and Services
Cleanspark, Inc.(10)	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$7,891	$8,748	$8,578

Sub-total: Digital Assets Technology and Services (0.6%)*					$7,891	$8,748	$8,578

Education Technology
Edblox, Inc.	Secured Loan⁽¹⁴⁾	March 19, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	$25,000	$24,506	$24,506

Medical Sales Training Holding Company	Secured Loan⁽¹⁴⁾	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3% ⁽⁸⁾	$5,175	$5,505	$5,196
	Secured Loan⁽¹⁴⁾	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3% ⁽⁸⁾	1,825	1,933	1,800
Total Medical Sales Training Holding Company					7,000	7,438	6,996

Yellowbrick Learning, Inc.	Secured Loan⁽¹⁴⁾	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$5,911
	Secured Loan⁽¹⁴⁾	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	1,973
Total Yellowbrick Learning, Inc.					10,000	10,500	7,884

Sub-total: Education Technology (2.8%)*					$42,000	$42,444	$39,386

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Finance and Insurance
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$25,156	$25,062
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	15,088	15,125
Total Bestow, Inc.					40,000	40,244	40,187

Cherry Technologies, Inc.	Secured Loan⁽¹⁴⁾	March 29, 2024	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%(8)(15)	$20,000	$19,803	$19,803

Empower Financial, Inc.	Secured Loan(9)	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,000	$11,741	$12,152
	Secured Loan(9)	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	3,000	2,849	2,849
	Secured Loan(9)	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	4,500	4,268	4,268
Total Empower Financial, Inc.					19,500	18,858	19,269

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$6,809	$7,019	$6,879

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.0%; EOT 1.0% ⁽⁸⁾	$12,500	$12,340	$12,340

Openly Holdings Corp.	Secured Loan(9)	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	$3,125	$3,147	$3,160
	Secured Loan(9)	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	6,250	6,284	6,365
	Secured Loan(9)	June 22, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	15,625	15,672	16,111
Total Openly Holdings Corp.					25,000	25,103	25,636

Parafin SPV 2, LLC(10)	Secured Loan(12)(14)	February 22, 2024	December 21, 2026	Variable interest rate SOFR 30 Day Forward + 10.8% or Floor rate 12.8%; EOT 0.0% ⁽⁸⁾	$8,042	$7,768	$7,768

Petal Card, Inc.	Secured Loan	January 16, 2020	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	$10,804	$10,064	$9,089
	Secured Loan	August 6, 2021	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	7,563	7,045	6,362
	Secured Loan	July 27, 2023	August 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.75%+PIK Interest Rate 4.25%; EOT 0.0%(8)(15)	21,939	18,706	16,750
Total Petal Card, Inc.					40,306	35,815	32,201

Slope Tech, Inc.(10)	Secured Loan(12)(14)	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 11.8% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	$3,433	$3,298	$3,482

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$12,599	$12,879	$13,312

Sub-total: Finance and Insurance (12.8%)*					$188,189	$183,127	$180,877

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,866	$20,611	$20,040
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,962	5,134	5,002
	Equipment Financing(9)	December 15, 2023	January 1, 2028	Fixed interest rate 11.2%; EOT 8.0%	5,675	5,721	6,019
Total Athletic Brewing Company, LLC					30,503	31,466	31,061

Bowery Farming, Inc.	Secured Loan(14)(18)	September 10, 2021	September 10, 2026	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 1.0%(8)(15)	$8,660	$7,947	$3,810

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$16	$53	$69
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	95	140	138
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	262	337	333
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	831	979	961
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	395	458	450
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	218	245	241
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	543	603	596
Total Daring Foods, Inc.					2,360	2,815	2,788

DrinkPak, LLC	Equipment Financing(9)	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$11,422	$11,942	$11,941

Emergy, Inc.	Equipment Financing	January 8, 2021	May 1, 2024	Fixed interest rate 6.8%; EOT 8.5%	$34	$84	$66
	Equipment Financing	December 15, 2021	July 1, 2025	Fixed interest rate 9.2%; EOT 11.5%	4,671	5,658	4,795
	Equipment Financing(9)	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 11.5%	7,716	8,269	7,377
Total Emergy, Inc.					12,421	14,011	12,238

Intelligent Brands, Inc. (f.k.a. Sun Basket, Inc.)	Secured Loan	December 31, 2020	June 30, 2024	Variable interest rate Prime + 9.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$9,412	$10,495	$10,808

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$19	$81	$80
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	1,387	1,586	1,455
Total The Fynder Group, Inc.					1,406	1,667	1,535

Sub-total: Food and Agriculture Technologies (5.3%)*					$76,184	$80,343	$74,181

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued
Green Technology
Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$374	$475	$466

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$437	$631	$621
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	147	203	199
	Equipment Financing(9)(14)	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	5,052	5,107	5,323
Total Commonwealth Fusion Systems, LLC					5,636	5,941	6,143

Crusoe Energy Systems LLC	Equipment Financing⁽¹⁴⁾	March 1, 2024	March 1, 2029	Fixed interest rate 12.7%; EOT 0.0%	$14,000	$13,862	$13,862

Dandelion Energy, Inc.	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	$95	$164	$158
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	132	216	208
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 10.8%; EOT 12.5%	144	223	219
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	420	594	566
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	652	789	743
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 10.4%; EOT 12.5%	1,076	1,237	1,196
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	590	677	639
	Equipment Financing	June 13, 2022	July 1, 2026	Fixed interest rate 9.9%; EOT 12.5%	866	982	934
	Equipment Financing(9)	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	359	400	384
	Equipment Financing(9)	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	338	370	361
	Equipment Financing(9)	April 12, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 12.5%	784	828	817
	Equipment Financing(9)	June 29, 2023	July 1, 2027	Fixed interest rate 12.7%; EOT 12.5%	653	682	676
Total Dandelion Energy, Inc.					6,109	7,162	6,901

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,234	$1,370	$1,348
	Equipment Financing(9)	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	5,741	5,800	5,968
Total Electric Hydrogen Co.					6,975	7,170	7,316

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$2,295	$2,357	$2,372
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	2,637	2,650	2,670
Total Hi-Power, LLC					4,932	5,007	5,042

SeaOn Global, LLC	Equipment Financing⁽¹⁴⁾	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$4,085	$4,579	$4,368
	Equipment Financing⁽¹⁴⁾	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	2,097	2,316	2,227
Total SeaOn Global, LLC					6,182	6,895	6,595

Edeniq, Inc.(20)	Secured Loan⁽¹⁴⁾	November 30, 2021	June 1, 2025	Fixed interest rate 11.0%; EOT 5.7%	$2,406	$2,022	$2,591

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	$20,000	$19,283	$19,600
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5% ⁽⁸⁾	20,000	19,225	19,538
Total Footprint International Holding, Inc.					40,000	38,508	39,138

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$26,399	$26,989	$26,315

RTS Holding, Inc.	Secured Loan(9)	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%+PIK Interest Rate 4.3%; EOT 3.0% (15)	$13,800	$14,988	$15,052
	Secured Loan(9)	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%; EOT 3.0%	7,200	7,222	7,251
	Secured Loan(9)	January 19, 2024	February 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.5%; EOT 3.0% ⁽⁸⁾	6,000	5,578	5,578
Total RTS Holding, Inc.					27,000	27,788	27,881

Sub-total: Green Technology (10.1%)*					$140,013	$141,819	$142,250

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Healthcare Technology
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$1,331	$2,066	$2,035

Dentologie Enterprises, Inc.	Secured Loan(9)	October 14, 2022	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	3,000	3,018	3,023
	Secured Loan(9)	December 15, 2023	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	4,200	4,129	4,326
Dentologie Enterprises, Inc.					7,200	7,147	7,349

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$2,037	$2,208	$2,174
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	3,291	3,403	3,322
	Secured Loan	July 7, 2023	January 1, 2028	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	5,000	4,965	5,045
Total Lark Technologies, Inc.					10,328	10,576	10,541

Moxe Health Corporation	Secured Loan⁽¹⁴⁾	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 3.8% ⁽⁸⁾	$12,500	$12,364	$12,189

RXAnte, Inc.	Secured Loan(9)	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	$9,167	$9,207	$9,177
	Secured Loan(9)	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	3,040	3,010	3,114
	Secured Loan(9)	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	3,017	2,973	3,051
Total RXAnte, Inc.					15,224	15,190	15,342

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$5,087	$4,832
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	15,000	15,148	15,215
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	10,000	9,982	10,032
Total TMRW Life Sciences, Inc.					30,000	30,217	30,079

WorkWell Prevention & Care Inc.	Secured Loan(14)	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0% ⁽⁸⁾	$500	$500	$500

Sub-total: Healthcare Technology (5.5%)*					$77,083	$78,060	$78,035

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0% ⁽⁸⁾	$30,000	$30,612	$30,294

Sub-total: Human Resource Technology (2.1%)*					$30,000	$30,612	$30,294

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.1%; EOT 9.0%	$1,335	$1,645	$1,515
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.0%; EOT 9.0%	720	851	789
Total 3DEO, Inc.					2,055	2,496	2,304

Formlogic Corporation	Equipment Financing(9)	December 28, 2023	January 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	$4,603	$4,590	$4,680

Sub-total: Industrials (0.5%)*					$6,658	$7,086	$6,984

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan⁽¹⁴⁾	October 17, 2022	April 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5%(8)(15)	$10,067	$10,025	$8,911

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$4,099	$4,146	$4,120

Incontext Solutions, Inc.	Secured Loan⁽¹⁴⁾	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$2,659	$3,809	$3,276

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$10,559	$10,891	$10,867

Vox Media Holdings, Inc.	Secured Loan(9)	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	$12,000	$12,022	$12,275
	Secured Loan(9)	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5% ⁽⁸⁾	6,000	5,997	6,120
Total Vox Media Holdings, Inc.					18,000	18,019	18,395

Sub-total: Marketing, Media, and Entertainment (3.2%)*					$45,384	$46,890	$45,569

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Medical Devices
Convergent Dental, Inc.	Secured Loan(9)	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$12,000	$11,803	$11,964
	Secured Loan(9)	February 29, 2024	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5% ⁽⁸⁾	6,000	5,843	5,843
Total Convergent Dental, Inc.					18,000	17,646	17,807

Neurolens, Inc.	Secured Loan⁽¹⁴⁾	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.0% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$20,000	$19,883	$20,475

Neuros Medical, Inc.	Secured Loan(9)	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.0% ⁽⁸⁾	$6,000	$5,939	$6,170

Revelle Aesthetics, Inc.	Secured Loan⁽¹⁴⁾	May 30, 2023	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$15,000	$14,937	$15,098

Shoulder Innovations, Inc.	Secured Loan(9)	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$11,250	$11,163	$11,651

Sub-total: Medical Devices (5.1%)*					$70,250	$69,568	$71,201

Multi-Sector Holdings
Senior Credit Corp 2022 LLC (10)(20)	Secured Loan⁽¹⁴⁾	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$9,394	$9,394	$9,394

Sub-total: Multi-Sector Holdings (0.7%)*					$9,394	$9,394	$9,394

Real Estate Technology
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$2,405	$2,639	$2,624
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	3,474	3,782	3,788
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	2,798	3,027	3,055
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	3,454	3,714	3,777
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	2,922	3,124	3,181
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	1,948	2,072	2,131
Total BlueGround US, Inc.					17,001	18,358	18,556

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,232	$4,548

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Variable interest rate Prime + 6.8% or Floor rate 15.3%; EOT 0.0% ⁽⁸⁾	$23,644	$21,399	$20,912
	Secured Loan(12)	December 6, 2023	December 6, 2024	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	1,742	1,742	1,742
Total Knockaway, Inc.					25,386	23,141	22,654

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$14,163	$14,770	$14,328

Orchard Technologies, Inc.	Secured Loan	January 1, 2024	January 1, 2029	Variable interest rate Prime + 8.0% or Floor rate 15.0%; EOT 3.0% ⁽⁸⁾	$28,540	$28,599	$28,380

Sub-total: Real Estate Technology (6.3%)*					$90,090	$90,100	$88,466

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Software as a Service ("SaaS")
BackBlaze, Inc.	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	$35	$204	$237
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	140	309	303
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	36	64	63
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	771	1,072	1,040
Total BackBlaze, Inc.					982	1,649	1,643

Cart.com, Inc.	Secured Loan(9)(14)	November 17, 2023	November 1, 2028	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 0.0% ⁽⁸⁾	$18,000	$17,484	$18,249

Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate PRIME + 4.8% or Floor rate 13.3%+PIK Fixed Interest Rate 1.3%; EOT 3.0%(8)(15)	$27,031	$26,611	$26,611

Sub-total: SaaS (3.3%)*					$46,013	$45,744	$46,503

Space Technology
Astranis Space Technology Corporation	Equipment Financing(9)	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$11,614	$11,903	$12,310

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$22,500	$22,999	$23,083

Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$241	$241	$243
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	2,597	2,591	2,619
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	1,917	1,912	1,942
	Equipment Financing(9)	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	3,470	3,464	3,555
	Equipment Financing(9)	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	867	858	901
	Equipment Financing(9)	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	813	810	852
	Equipment Financing(9)	March 29, 2023	March 1, 2027	Fixed interest rate 16.4%; EOT 0.0%	2,534	2,525	2,637
	Equipment Financing(9)	September 28, 2023	September 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	1,296	1,290	1,331
Total Hadrian Automation, Inc.					13,735	13,691	14,080

Hermeus Corporation	Equipment Financing(9)	August 9, 2022	March 1, 2026	Fixed interest rate 9.6%; EOT 6.0%	$640	$685	$663
	Equipment Financing(9)	October 11, 2022	May 1, 2026	Fixed interest rate 11.8%; EOT 6.0%	1,187	1,252	1,225
	Equipment Financing(9)	April 12, 2023	November 1, 2026	Fixed interest rate 12.6%; EOT 6.0%	1,671	1,700	1,692
	Equipment Financing(9)	October 24, 2023	May 1, 2027	Fixed interest rate 14.0%; EOT 6.0%	959	949	958
	Equipment Financing(9)	February 8, 2024	September 1, 2027	Fixed interest rate 13.7%; EOT 6.0%	1,413	1,382	1,382
Total Hermeus Corporation					$5,870	$5,968	$5,920

Rocket Lab USA, Inc.(10)	Equipment Financing(9)	December 29, 2023	January 1, 2029	Fixed interest rate 12.6%; EOT 1.0%	$52,310	$51,421	$51,910

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$4,087	$4,205	$4,093

Sub-total: Space Technology (7.9%)*					$110,116	$110,187	$111,396

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.0% ⁽⁸⁾	$20,000	$19,818	$20,103

Sub-total: Supply Chain Technology (1.4%)*					$20,000	$19,818	$20,103

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan(18)	December 14, 2021	June 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	$4,573	$4,834	$2,462
	Secured Loan(18)	December 15, 2021	June 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,274	2,379	1,224
	Secured Loan(18)	February 23, 2022	June 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,843	2,974	1,530
	Secured Loan(18)	March 16, 2022	June 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	3,411	3,569	1,836
	Secured Loan(18)	April 18, 2022	June 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,843	2,974	1,530
	Secured Loan(18)	April 18, 2022	June 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,843	2,974	1,530
	Secured Loan(18)	May 17, 2022	June 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	5,685	5,948	3,060
	Secured Loan(18)	June 22, 2022	June 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%(8)(15)	2,843	2,974	1,530
Total NextCar Holding Company, Inc.					27,315	28,626	14,702

Get Spiffy, Inc.	Secured Loan(9)	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0% ⁽⁸⁾	$9,000	$8,944	$8,842
	Equipment Financing(9)	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	379	367	307
Total Get Spiffy, Inc.					9,379	9,311	9,149

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5% ⁽⁸⁾	$5,000	$5,070	$4,787

Sub-total: Transportation Technology (2.0%)*					$41,694	$43,007	$28,638

Total: Debt Securities- United States (89.3%)*					$1,275,481	$1,285,802	$1,259,040

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Secured Loan(14)(18)	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	$10,641	$11,037	$3,179
	Secured Loan(14)(18)	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	5,329	5,527	1,592
	Secured Loan(14)(18)	June 21, 2023	June 30, 2024	Variable interest rate Prime + 7.0% or Floor rate 10.3%(8)(15)	2,631	2,631	768
Total Nexii Building Solutions, Inc.					18,601	19,195	5,539

Sub-total: Construction Technology (0.4%)*					$18,601	$19,195	$5,539

Supply Chain Technology
GoFor Industries, Inc. (10)(20)	Secured Loan(14)(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,760	$9,575	$4,414
	Secured Loan(14)(18)	June 21, 2023	May 10, 2024	Variable interest rate Prime + 7.0% or Floor rate 10.3%(8)(15)	200	200	65
Total GoFor Industries, Inc.					9,960	9,775	4,479

Sub-total: Supply Chain Technology (0.3%)*					$9,960	$9,775	$4,479

Total: Debt Securities- Canada (0.7%)*					$28,561	$28,970	$10,018
Debt Securities- Europe

Industrials
Aledia, Inc. (10)	Equipment Financing	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$6,583	$7,703	$7,577
	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	527	593	585
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	774	855	846
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	1,302	1,424	1,415
Total Aledia, Inc.					9,186	10,575	10,423

Sub-total: Industrials (0.7%)*					$9,186	$10,575	$10,423

Space Technology
All.Space Networks, Limited.(10)	Secured Loan⁽¹⁴⁾	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$9,060	$9,112	$8,910

Sub-total: Space Technology (0.6%)*					$9,060	$9,112	$8,910

Total: Debt Securities- Europe (1.4%)*					$18,246	$19,687	$19,333

Total: Debt Securities (91.4%)(19)*					$1,322,288	$1,334,459	$1,288,391

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$48	$195

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A⁽¹⁷⁾	851,063	$0.10	$25	$32

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$240

Presto Automation, Inc.	Warrant(7)	January 16, 2020	April 28, 2027	Preferred Series A⁽¹⁷⁾	402,679	$0.37	$185	$9
	Warrant(7)	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	—
Total Presto Automation, Inc.							213	9

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2⁽¹⁷⁾	106,719	$2.53	$56	$—

Sub-Total: Artificial Intelligence & Automation (0.0%)*							$391	$476

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B⁽¹⁷⁾	55,263	$1.90	$43	$23
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B⁽¹⁷⁾	36,842	$1.90	36	16
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C⁽¹⁷⁾	322,251	$3.24	118	87
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	666
Total Pendulum Therapeutics, Inc.							785	792

Sub-Total: Biotechnology (0.1%)*							$785	$792

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,017

Vertical Communications, Inc. (20)	Warrant⁽¹¹⁾	January 16, 2020	July 11, 2026	Preferred Series A⁽¹⁷⁾	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$1

Sub-Total: Connectivity (0.1%)*							$989	$2,018

Construction Technology
Project Frog, Inc. (20)	Warrant	January 16, 2020	July 26, 2026	Preferred Series AA-1⁽¹⁷⁾	211,649	$0.19	$9	$—
	Warrant	January 16, 2020	July 26, 2026	Common Stock	180,340	$0.19	9	—
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC⁽¹⁷⁾	250,000	$0.01	20	2
Total Project Frog, Inc.							38	2

Sub-total: Construction Technology (0.0%)*							$38	$2

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C⁽¹⁷⁾	531,806	$1.96	$639	$48
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C⁽¹⁷⁾	60,000	$1.96	72	6
Total BaubleBar, Inc.							711	54

Boosted eCommerce, Inc.	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1⁽¹⁷⁾	759,263	$0.84	$259	$54

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$84

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C⁽¹⁷⁾	194,553	$2.57	$185	$333
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	107
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	86
Total Madison Reed, Inc.							312	526

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3⁽¹⁷⁾	259,221	$0.68	$57	$42
	Warrant	September 29, 2023	September 29, 2033	Preferred Series A-3⁽¹⁷⁾	259,221	$0.68	52	42
Total Ogee, Inc.							109	84

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$123
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	51
Total Portofino Labs, Inc.							259	174

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1⁽¹⁷⁾	10,833	$48.46	$203	$—

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C⁽¹⁷⁾	278,761	$1.13	$118	$524

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$6

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$220

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A⁽¹⁷⁾	245,506	$1.14	$222	$1

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C⁽¹⁷⁾	68,996	$2.79	$9	$—
	Warrant⁽¹¹⁾	November 22, 2023	November 22, 2033	Common Stock	51,225	$0.41	—	—
Total VitaCup, Inc.							9	—

Whoop, Inc.	Warrant(9)	May 17, 2023	May 17, 2033	Common Stock	2,487,590	$0.43	$1,142	$2,001

Sub-Total: Consumer Products & Services (0.3%)*							$3,804	$3,728

Diagnostics & Tools
Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3⁽¹⁷⁾	2,288,462	$0.65	$644	$644

Sub-total: Diagnostics & Tools (0.0%)*							$644	$644

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Education Technology
Edblox, Inc.	Warrant	March 19, 2024	March 19, 2034	Common Stock	185,765	$1.71	$255	$260

Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	130,853	$7.74	$108	$318

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$483	$578

Finance and Insurance
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,597

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Empower Financial, Inc.	Warrant(9)	October 13, 2023	October 13, 2033	Common Stock	339,947	$1.43	$627	$1,206

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B⁽¹⁷⁾	904,000	$0.01	$10	$—

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,452	$4.03	$58	$72

Parafin, Inc.(10)	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,623	$7.09	$118	$144

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$—
	Warrant	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	—
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	—
	Warrant	June 20, 2023	June 20, 2033	Preferred Series C⁽¹⁷⁾	402,434	$0.01	1,523	378
	Warrant	July 27, 2023	July 27, 2033	Preferred Series C⁽¹⁷⁾	1,760,651	$0.01	2,500	1,653
Total Petal Card, Inc.							4,679	2,031

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B⁽¹⁷⁾	954,979	$0.95	$285	$1,626

Slope Tech, Inc.(10)	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$481
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	112
Total Slope Tech, Inc.							221	593

ZenDrive, Inc.	Warrant	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$—

Sub-Total: Finance and Insurance (0.5%)*							$6,264	$7,269

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B⁽¹⁷⁾	3,741	$140.21	$287	$308

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$—
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	1
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	—
	Warrant	December 29, 2023	December 29, 2030	Common Stock	114,725	$0.01	29	1
Total Bowery Farming, Inc.							1,216	$2

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$162

DrinkPak, LLC	Warrant(9)	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$102
	Warrant(9)	February 17, 2023	February 17, 2033	Common Stock	13,618	$18.89	29	582
Total DrinkPak, LLC							36	684

Emergy, Inc.	Warrant(9)	October 5, 2022	October 5, 2032	Common Stock	40,516	$3.96	$181	$1

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$4,055

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total Intelligent Brands, Inc.							657	—

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$29

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Common Stock	20,181	$2.13	$79	$60

Sub-Total: Food and Agriculture Technologies (0.4%)*							$2,745	$5,301

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$9

Edeniq, Inc.	Warrant(11)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,685,501	$0.22	$—	$195
	Warrant(11)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,184,672	$0.01	—	407
	Warrant(11)	January 16, 2020	June 29, 2027	Preferred Series C⁽¹⁷⁾	5,106,972	$0.44	—	—
	Warrant(11)	January 16, 2020	November 2, 2028	Preferred Series C⁽¹⁷⁾	3,850,294	$0.01	—	1,248
	Warrant(11)	November 29, 2021	November 29, 2031	Preferred Series D⁽¹⁷⁾	154,906,320	$0.01	7	1,785
Total Edeniq, Inc.(20)							7	3,635

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
Total Footprint International Holding, Inc.							4,614	—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$257
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	149
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	245
Total Mainspring Energy, Inc.							853	651

RTS Holding, Inc.	Warrant(9)	December 10, 2021	December 10, 2031	Preferred Series C⁽¹⁷⁾	2,314	$205.28	$75	$214
	Warrant(9)	October 10, 2022	October 10, 2032	Preferred Series D⁽¹⁷⁾	917	$196.50	87	95
	Warrant(9)	January 19, 2024	January 19, 2034	Preferred Series D-1⁽¹⁷⁾	3,079	$203.47	418	295
Total RTS Holding, Inc.							580	604

Sub-Total: Green Technology (0.3%)*							$6,090	$4,899

Healthcare Technology
Dentologie Enterprises, Inc.	Warrant(9)	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$192

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$27

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2⁽¹⁷⁾	135,807	$5.89	$71	$655
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2⁽¹⁷⁾	750,000	$5.89	391	3,616
Total Hospitalists Now, Inc.							462	4,271

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$4
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	5
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	5
Total Lark Technologies, Inc.							493	14

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B⁽¹⁷⁾	155,438	$3.62	$135	$136

RXAnte, Inc.	Warrant(9)	November 21, 2022	November 21, 2032	Preferred A	18,000	$10.00	$94	$167
	Warrant(9)	April 7, 2023	April 6, 2033	Preferred A	6,000	$10.00	29	56
	Warrant(9)	October 17, 2023	October 16, 2033	Preferred A	6,000	$10.00	40	56
Total RXAnte, Inc.							163	279

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A⁽¹⁷⁾	268,983	$2.09	$80	$11
	Warrant	March 3, 2023	March 3, 2033	Preferred Class A⁽¹⁷⁾	268,983	$2.09	80	11
Total TMRW Life Sciences, Inc.							160	22

Sub-Total: Healthcare Technology (0.4%)*							$1,572	$4,941

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$34

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$254

Sub-Total: Human Resource Technology (0.0%)*							$134	$288

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$94	$—

SBG Labs, Inc.	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1⁽¹⁷⁾	25,714	$0.70	$8	$53
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1⁽¹⁷⁾	12,155	$0.70	4	25
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1⁽¹⁷⁾	11,145	$0.70	4	23
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1⁽¹⁷⁾	7,085	$0.70	2	15
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1⁽¹⁷⁾	342,857	$0.70	110	709
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1⁽¹⁷⁾	200,000	$0.70	65	414
Total SBG Labs, Inc.							193	1,239

Sub-total: Industrials (0.1%)*							$287	$1,239

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$1

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$141

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A⁽¹⁷⁾	142,828	$1.00	$40	$64

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$751

Sub-Total: Marketing, Media, and Entertainment (0.1%)*							$798	$957

Medical Devices
Convergent Dental, Inc.	Warrant(9)	April 21, 2023	April 21, 2033	Preferred Series D⁽¹⁷⁾	446,982	$1.61	$492	$277

Delphinus, Inc.	Warrant(9)	June 27, 2023	June 27, 2033	Preferred Series E⁽¹⁷⁾	294,289	$0.69	$29	$43

Neuros Medical, Inc.	Warrant(9)	August 10, 2023	August 10, 2033	Preferred Series C⁽¹⁷⁾	798,085	$0.38	$71	$70

Revelle Aesthetics, Inc.	Warrant	May 30, 2023	May 30, 2033	Preferred Series A-2⁽¹⁷⁾	549,056	$2.16	$151	$86

Shoulder Innovations, Inc.	Warrant(9)	August 7, 2023	August 7, 2033	Preferred Series D⁽¹⁷⁾	623,615	$0.54	$120	$132

Sub-Total: Medical Devices (0.0%)*							$863	$608

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Real Estate Technology
Homelight, Inc.	Warrant	October 1, 2022	October 1, 2032	Common Stock	5,434	$18.40	$1	$2

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$852.69	$209	$—
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—
	Warrant⁽¹¹⁾	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	—
	Warrant⁽¹¹⁾	December 6, 2023	December 6, 2033	Preferred Series AA⁽¹⁷⁾	457,778	$0.01	—	—
Total Knockaway, Inc.							474	—

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$20	$154
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	162
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	98
Total Maxwell Financial Labs, Inc.							202	414

Orchard Technologies, Inc.	Warrant⁽¹¹⁾	February 12, 2024	February 12, 2034	Preferred Series 1⁽¹⁷⁾	228,000	$0.01	$—	$—

Sub-Total: Real Estate Technology (0.0%)*							$677	$416

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$—

Cart.com, Inc.	Warrant(9)	November 17, 2023	November 17, 2033	Common Stock	30,666	$15.87	$441	$539

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Preferred Class B Common⁽¹⁷⁾	665,821	$0.36	$221	$190

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B⁽¹⁷⁾	442,233	$1.09	$42	$731
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B⁽¹⁷⁾	100,000	$1.09	9	165
Total Crowdtap, Inc.							51	896

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C⁽¹⁷⁾	1,000,000	$0.21	$83	$14
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D⁽¹⁷⁾	1,000,000	$0.21	83	21
Total Gtxcel, Inc.							166	35

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D⁽¹⁷⁾	619,435	$0.77	$806	$769

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$45
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	23
Total Reciprocity, Inc.							153	68

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$71

The Tomorrow Companies, Inc.	Warrant(9)	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$52

Sub-Total: SaaS (0.2%)*							$1,991	$2,620

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant(9)	April 13, 2023	April 13, 2033	Common Stock	96,847		$7.89		$93	$334

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$121	$40
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	6
Total Axiom Space, Inc.									160	46

Hermeus Corporation	Warrant(9)	August 9, 2022	August 9, 2032	Common Stock	28,624		$6.24		$216	$61

Rocket Lab USA, Inc.	Warrant(9)	December 29, 2023	December 29, 2027	Common Stock	572,656		$4.87		$1,772	$1,354

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A⁽¹⁷⁾	221,280		$2.75		$256	$241

Sub-Total: Space Technology (0.1%)*									$2,497	$2,036

Supply Chain Technology
Macrofab, Inc.	Warrant	July 21, 2023	July 21, 2033	Common Stock	622,353		$2.02		$333	$284

Sub-Total: Supply Chain Technology (0.0%)*									$333	$284

Transportation Technology
Get Spiffy, Inc.	Warrant(9)	July 14, 2023	July 14, 2033	Common Stock	874,527		$0.70		$408	$317

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Stock(17)	328,369	(13)	$1.29	(13)	$35	$—
	Warrant	February 23, 2022	February 23, 2027	Preferred Stock(17)	25,653	(13)	$1.29	(13)	3	—
	Warrant	March 16, 2022	March 16, 2027	Preferred Stock(17)	30,784	(13)	$1.29	(13)	3	—
	Warrant	April 18, 2022	April 18, 2027	Preferred Stock(17)	282,192	(13)	$1.29	(13)	7	—
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock(17)	410,462	(13)	$1.29	(13)	170	—
Total NextCar Holding Company, Inc.									218	—

Sub-Total: Transportation Technology (0.0%)*									$626	$317

Total: Warrant Investments- United States (2.8%)*									$32,011	$39,413

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Warrant	August 27, 2021	August 27, 2026	Common Stock	63,175	(13)	$15.83	(13)	$410	$—
	Warrant	June 8, 2022	June 8, 2027	Common Stock	24,123	(13)	$20.73	(13)	204	—
Total Nexii Building Solutions, Inc.									614	—

Sub-Total: Construction Technology (0.0%)*									$614	$—

Total: Warrant Investments- Canada (0.0%)*									$614	$—

Warrant Investments- Europe

Industrials
Aledia, Inc. (10)	Warrant	March 31, 2022	March 31, 2032	Preferred Series D-3⁽¹⁷⁾	11,771	(13)	$149.01	(13)	$130	$444

Sub-Total: Information (0.0%)*									$130	$444

Space Technology
All.Space Networks, Limited. (10)	Warrant	August 22, 2022	August 22, 2032	Common Stock	71,203		$21.79		$113	$73

Sub-Total: Space Technology (0.0%)*									$113	$73

Total: Warrant Investments- Europe (0.0%)*									$243	$517

Total: Warrant Investments- (2.8%)*									$32,868	$39,930

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States

Artificial Intelligence & Automation
Rigetti & Co, Inc.	Equity(7)	February 25, 2022	50,000	Common Stock	$500	$77
	Equity(7)	May 18, 2021	757,297	Common Stock	506	1,159
Total Rigetti & Co, Inc.					1,006	1,236

Sub-Total: Artificial Intelligence & Automation (0.1%)*					$1,006	$1,236

Connectivity
Tarana Wireless, Inc.	Equity⁽¹⁴⁾	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$498

Vertical Communications, Inc.	Equity⁽¹¹⁾⁽¹⁴⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity⁽¹⁴⁾	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	2,565
Total Vertical Communications, Inc. (20)					3,966	2,565

Sub-Total: Connectivity (0.2%)*					$4,466	$3,063

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1⁽¹⁷⁾	$351	$—
	Equity	January 16, 2020	3,401,678	Preferred Series BB⁽¹⁷⁾	1,333	—
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—
	Equity	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	57
Total Project Frog, Inc. (20)					4,621	57

Sub-Total: Construction Technology (0.0%)*					$4,621	$57

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$694

Quip NYC, Inc.	Equity	August 17, 2021	3,320	Preferred Series B-1⁽¹⁷⁾	$500	$—

Sub-Total: Consumer Products & Services (0.0%)*					$1,000	$694

Digital Assets Technology and Services
Core Scientific, Inc.	Equity(7)	January 24, 2024	3,494,967	Common Stock	$17,546	$12,372

Sub-Total: Digital Assets Technology and Services (0.9%)*					$17,546	$12,372

Finance and Insurance
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Series D	$500	$501

Slope Tech, Inc.(10)	Equity	June 20, 2023	64,654	Preferred Series A-3⁽¹⁷⁾	$500	$511

Sub-Total: Finance and Insurance (0.1%)*					$1,390	$1,012

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$116

Intelligent Brands, Inc. (f.k.a. Pruvit Ventures, Inc.)	Equity	January 16, 2020	30,357	Common Stock	$537	$10

Sub-Total: Food and Agriculture Technologies (0.0%)*					$1,037	$126

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued

Green Technology
Edeniq, Inc.	Equity⁽¹¹⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$1,499
	Equity⁽¹¹⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	1,218
	Equity⁽¹¹⁾	January 16, 2020	133,766,138	Preferred Series D⁽¹⁷⁾	—	3,121
Total Edeniq, Inc. (20)					—	5,838

Electric Hydrogen Co.	Equity	April 6, 2023	87,087	Preferred Series C⁽¹⁷⁾	$500	$528

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$354

RTS Holding, Inc.	Equity(9)	July 5, 2022	2,035	Preferred Series D⁽¹⁷⁾	$334	$511
	Equity(9)	February 15, 2023	1,966	Preferred Series D-1⁽¹⁷⁾	405	503
Total RTS Holding, Inc.					739	1,014

Sub-Total: Green Technology (0.5%)*					$1,739	$7,734

Healthcare Technology
Dentologie Enterprises, Inc.	Equity(9)	August 3, 2023	72,338	Preferred Series B⁽¹⁷⁾	$300	$380

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	199,537	Preferred Series C⁽¹⁷⁾	$500	$249

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$92

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc. (20)					6,720	—

Sub-Total: Healthcare Technology (0.1%)*					$8,020	$721

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$126

Sub-Total: Human Resource Technology (0.0%)*					$500	$126

Industrials
SBG Labs, Inc.	Equity	July 29, 2023	21,730	Preferred Series A-1⁽¹⁷⁾	$13	$49
	Equity	October 10, 2023	6,332	Preferred Series A-1⁽¹⁷⁾	4	14
	Equity	January 12, 2024	12,205	Preferred Series A-1⁽¹⁷⁾	7	28
Total SBG Labs, Inc.					24	91

Sub-Total: Industrials (0.0%)*					$24	$91

Multi-Sector Holdings
Senior Credit Corp 2022 LLC(10)(20)	Equity(7)	January 30, 2023	-	Preferred ⁽¹⁷⁾	$4,026	$4,609

Sub-Total: Multi-Sector Holdings (0.3%)*					$4,026	$4,609

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—
	Equity	September 29, 2023	2,956,320	Preferred Series AA⁽¹⁷⁾	250	—
Total Knockaway Inc.					750	—

Orchard Technologies, Inc.	Equity	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$1
	Equity	March 16, 2023	50,000	Preferred Series 1⁽¹⁷⁾	500	—
Total Orchard Technologies, Inc.					1,000	1

Maxwell Financial Labs, Inc	Equity	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$381

Sub-Total: Real Estate Technology (0.0%)*					$2,250	$382

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued

SaaS
Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B⁽¹⁷⁾	$500	$515

The Tomorrow Companies, Inc.	Equity(9)	July 5, 2023	108,088	Preferred Series E-1⁽¹⁷⁾	$325	$212

Sub-total: SaaS (0.1%)*					$825	$727

Space Technology
Astranis Space Technology Corporation	Equity(9)	April 5, 2023	13,685	Series C Prime Preferred⁽¹⁷⁾	$300	$135
	Equity(9)	March 19, 2024	64,223	Preferred Series D⁽¹⁷⁾	600	607
					900	742

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C⁽¹⁷⁾	$521	$567

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$488
	Equity(9)	December 11, 2023	31,831	Preferred B-1⁽¹⁷⁾	300	292
Total Hadrian Automation, Inc.					800	780

Sub-total: Space Technology (0.1%)*					$2,221	$2,089

Supply Chain Technology
3Q GoFor Holdings, LP (21)	Equity	August 25, 2022	—	Preferred ⁽¹⁷⁾	$500	$—
	Equity	January 17, 2023	—	Preferred ⁽¹⁷⁾	500	—
Total 3Q GoFor Holdings, LP (21)					1,000	—

Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred C-1 Preferred⁽¹⁷⁾	$500	$502

Sub-total: Supply Chain Technology (0.0%)*					$1,500	$502

Total: Equity Investments- United States (2.5%)*					$52,171	$35,541

Equity Investments- Canada

Construction Technology
Nexii Building Solutions, Inc. (10)	Equity	February 28, 2022	24,418	Common Stock	$500	$—

Sub-Total: Construction Technology (0.0%)*					$500	$—

Total: Equity Investments- Canada (0.0%)*					$500	$—

Total: Equity Investments (2.5%)*					$52,671	$35,541

Total Investment in Securities (96.7%)*					$1,419,998	$1,363,862

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$4,879	$4,879
Other cash accounts					7,088	7,088
Cash and Cash Equivalents (0.8%)*					11,967	11,967

Total Portfolio Investments and Cash and Cash Equivalents (97.6% of total assets)					$1,431,965	$1,375,829

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of March 31, 2024, Trinity Capital Inc. (the "Company") had four foreign domiciled portfolio companies, two of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 4.8% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(2)
All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

(3)
Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions (both terms as defined in "Note 1 – Organization and Basis of Presentation"), the investment date is January 16, 2020, the date of the Formation Transactions.
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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 8.50% and the Secured Overnight Financing Rate ("SOFR") 30 Day Forward Rate was 5.33% as of March 31, 2024.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 1 – Organization and Basis of Presentation” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 10.8% of the Company’s total assets as of March 31, 2024. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)
Investment has zero cost basis as it was purchased at a fair value of zero as part of the Formation Transactions (as defined in "Note 1 – Organization and Basis of Presentation").
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
(18)
Investment is on non-accrual status as of March 31, 2024 and is therefore considered non-income producing.
(19)
All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the KeyBank Credit Facility (see “Note 5 – Borrowings”), except as noted.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2024

(In thousands, except share and per share data)

(Unaudited)

(20)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of March 31, 2024, along with transactions during the three months ended March 31, 2024 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2023	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	March 31, 2024	Dividend Income
For the Three Months Ended March 31, 2024
Control Investments
Edeniq, Inc.	$11,386	$302	$(443)	$—	$819	$12,064	$372
3Q GoFor Holdings, LP	4,222	390	—	—	(133)	4,479	—
Project Frog, Inc.	8	—	—	—	51	59	—
Vertical Communications, Inc.	16,745	66	(150)	—	1,226	17,887	463
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	17
Total Control Investments	$32,861	$758	$(593)	$—	$1,963	$34,989	$852

Affiliate Investments
Senior Credit Corp 2022 LLC	11,335	2,415	—	—	254	14,004	385
Total Affiliate Investments	$11,335	$2,415	$—	$—	$254	$14,004	$385

Total Control and Affiliate Investments	$44,196	$3,173	$(593)	$—	$2,217	$48,993	$1,237

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States

Artificial Intelligence & Automation
Ambient Photonics, Inc.	Secured Loan⁽¹⁴⁾	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	$2,383	$2,502	$2,528
	Secured Loan⁽¹⁴⁾	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	2,684	2,803	2,832
	Secured Loan⁽¹⁴⁾	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0% ⁽⁸⁾	450	467	473
Total Ambient Photonics, Inc.					$5,517	$5,772	$5,833

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	$6,964	$7,220	$7,202
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,164	5,320	5,303
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	5,812	5,905	5,876
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8% ⁽⁸⁾	4,442	4,527	4,507
Total Rigetti & Co, Inc.					22,382	22,972	22,888

Stratifyd, Inc.	Secured Loan	September 3, 2021	March 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 4.8% ⁽⁸⁾	$4,457	$4,592	$4,369

Sub-total: Artificial Intelligence & Automation (2.5%)*					$32,356	$33,336	$33,090

Biotechnology

Greenlight Biosciences Inc.	Equipment Financing⁽¹⁴⁾	March 29, 2021	April 1, 2024	Fixed interest rate 11.4%; EOT 8.0%	$268	$469	$496
	Equipment Financing⁽¹⁴⁾	June 17, 2021	July 1, 2024	Fixed interest rate 14.9%; EOT 8.0%	562	767	849
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 22.6%; EOT 8.0%	280	348	423
	Equipment Financing⁽¹⁴⁾	August 31, 2021	September 1, 2024	Fixed interest rate 18.3%; EOT 8.0%	165	207	247
Total Greenlight Biosciences Inc.					1,275	1,791	2,015

Pendulum Therapeutics, Inc.	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	$28	$88	$87
	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	4,292	4,442	4,355
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	4,581	4,731	4,648
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	4,722	4,872	4,792
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	5,000	5,150	5,073
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0% ⁽⁸⁾	5,000	5,150	5,073
Total Pendulum Therapeutics, Inc.					23,623	24,433	24,028

Taysha Gene Therapies, Inc.(10)	Secured Loan(9)(14)	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0% ⁽⁸⁾	$30,000	$29,752	$29,752

Sub-total: Biotechnology (4.3%)*					$54,898	$55,976	$55,795

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Finance and Insurance
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	$25,000	$25,130	$24,993
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5% ⁽⁸⁾	15,000	15,071	15,096
Total Bestow, Inc.					40,000	40,201	40,089

Empower Financial, Inc.	Secured Loan(9)(14)	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8% ⁽⁸⁾	$12,000	$11,686	$11,686

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0% ⁽⁸⁾	$7,000	$7,210	$7,012

Openly Holdings Corp.	Secured Loan(9)(14)	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	$3,125	$3,141	$3,153
	Secured Loan(9)(14)	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	6,250	6,270	6,356
	Secured Loan(9)(14)	June 22, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	15,625	15,637	16,105
Total Openly Holdings Corp.					25,000	25,048	25,614

Petal Card, Inc.	Secured Loan	January 16, 2020	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	$10,358	$9,372	$8,256
	Secured Loan	August 6, 2021	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0% (8)(15)	7,250	6,560	5,779
	Secured Loan	July 27, 2023	August 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.75%+PIK Interest Rate 4.25%; EOT 0.0% (8)(15)	20,853	17,203	15,068
Total Petal Card, Inc.					38,461	33,135	29,103

Slope Tech, Inc.	Secured Loan(12)(14)	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 11.8% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	$1,235	$1,099	$1,265

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0% ⁽⁸⁾	$13,655	$13,901	$13,898

Sub-total: Finance and Insurance (9.8%)*					$137,351	$132,280	$128,667

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,878	$20,510	$20,166
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,964	5,105	5,032
	Equipment Financing	December 15, 2023	January 1, 2028	Fixed interest rate 11.2%; EOT 8.0%	10,000	9,992	9,992
Total Athletic Brewing Company, LLC					34,842	35,607	35,190

Bowery Farming, Inc.	Secured Loan(18)	September 10, 2021	September 10, 2026	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 1.0%(8)(15)	$8,660	$7,947	$5,521

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$63	$100	$99
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	150	194	191
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	356	427	421
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,026	1,162	1,141
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	480	537	528
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	255	279	276
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	629	682	678
Total Daring Foods, Inc.					2,959	3,381	3,334

DrinkPak, LLC	Equipment Financing(9)(14)	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$12,414	$12,816	$13,002

Emergy, Inc.	Equipment Financing⁽¹⁴⁾	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$68	$117	$114
	Equipment Financing⁽¹⁴⁾	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	5,176	6,143	5,771
	Equipment Financing(9)(14)	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 11.5%	8,101	8,652	8,244
Total Emergy, Inc.					13,345	14,912	14,129

Intelligent Brands, Inc. (f.k.a. Sun Basket, Inc.)	Secured Loan	December 31, 2020	June 30, 2024	Variable interest rate Prime + 9.5% or Floor rate 11.8%; EOT 5.8% ⁽⁸⁾	$9,518	$10,609	$10,545

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$76	$137	$135
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	1,600	1,776	1,718
Total The Fynder Group, Inc.					1,676	1,913	1,853

Sub-total: Food and Agriculture Technologies (6.4%)*					$83,414	$87,185	$83,574

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Healthcare Technology **
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$2,302	$3,018	$2,953

Dentologie Enterprises, Inc.	Secured Loan(9)(14)	October 14, 2022	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	$3,000	$3,010	$3,075
	Secured Loan(9)(14)	December 15, 2023	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0% ⁽⁸⁾	4,200	4,107	4,107
Dentologie Enterprises, Inc.					7,200	7,117	7,182

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	$2,467	$2,623	$2,575
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	3,680	3,768	3,670
	Secured Loan	July 7, 2023	January 1, 2028	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%(8)	5,000	4,942	5,029
Total Lark Technologies, Inc.					11,147	11,333	11,274

WorkWell Prevention & Care Inc.	Secured Loan(14)	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0% ⁽⁸⁾	$500	$500	$500

Moxe Health Corporation	Secured Loan⁽¹⁴⁾	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 3.8% ⁽⁸⁾	$12,500	$12,316	$12,315

RXAnte, Inc.	Secured Loan(9)(14)	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	$9,144	$9,146	$9,324
	Secured Loan(9)(14)	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	3,033	2,985	3,170
	Secured Loan(9)(14)	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5% (15)	3,009	2,948	2,948
Total RXAnte, Inc.					15,186	15,079	15,442

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	$5,000	$5,072	$4,785
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	15,000	15,086	15,160
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0% ⁽⁸⁾	10,000	9,924	9,924
Total TMRW Life Sciences, Inc.					30,000	30,082	29,869

Sub-total: Healthcare Technology (6.1%)*					$78,835	$79,445	$79,535

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Medical Devices
Convergent Dental, Inc.	Secured Loan(9)(14)	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5% ⁽⁸⁾	$12,000	$11,719	$11,842

Delphinus Medical Technologies, Inc.	Secured Loan(9)(14)	June 22, 2023	June 22, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$4,500	$4,470	$4,680

Neurolens, Inc.	Secured Loan⁽¹⁴⁾	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.0% or Floor rate 11.0%; EOT 3.0% ⁽⁸⁾	$20,000	$19,845	$20,461

Neuros Medical, Inc.	Secured Loan(9)(14)	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.0% ⁽⁸⁾	$6,000	$5,909	$6,161

Revelle Aesthetics, Inc.	Secured Loan⁽¹⁴⁾	May 30, 2023	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0% ⁽⁸⁾	$15,000	$14,888	$15,062

Shoulder Innovations, Inc.	Secured Loan(9)(14)	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0% ⁽⁸⁾	$11,250	$11,138	$11,650

Sub-total: Medical Devices (5.3%)*					$68,750	$67,969	$69,856

Multi-Sector Holdings
Senior Credit Corp 2022 LLC (10)(20)	Secured Loan⁽¹⁴⁾	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$7,704	$7,704	$7,704

Sub-total: Multi-Sector Holdings (0.6%)*					$7,704	$7,704	$7,704

Real Estate Technology
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$2,717	$2,928	$2,913
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	3,896	4,168	4,182
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	3,119	3,321	3,360
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	3,831	4,056	4,140
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	3,224	3,397	3,472
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	2,140	2,244	2,319
Total BlueGround US, Inc.					18,927	20,114	20,386

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5% ⁽⁸⁾	$5,000	$5,234	$4,433

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Variable interest rate Prime + 6.8% or Floor rate 15.3%; EOT 0.0% ⁽⁸⁾	$23,644	$21,222	$21,253
	Secured Loan	December 6, 2023	January 31, 2024	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	1,742	1,736	1,736
Total Knockaway, Inc.					25,386	22,958	22,989

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0% ⁽⁸⁾	$14,843	$15,160	$14,909

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	$4,083	$4,230	$4,156
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	11,211	11,554	11,368
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0% ⁽⁸⁾	12,500	12,701	12,569
Total Orchard Technologies, Inc.					27,794	28,485	28,093

Sub-total: Real Estate Technology (6.9%)*					$91,950	$91,951	$90,810

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- United States, Continued

Software as a Service ("SaaS")
BackBlaze, Inc.	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	$22	$128	$128
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	37	127	125
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	17	43	42
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	139	306	300
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	242	409	399
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	53	81	79
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	955	1,245	1,204
Total BackBlaze, Inc.					1,465	2,339	2,277

Cart.com, Inc.	Secured Loan(14)	November 17, 2023	November 1, 2028	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 0.0% ⁽⁸⁾	$30,000	$29,030	$29,030

Sub-total: SaaS (2.4%)*					$31,465	$31,369	$31,307

Space Technology
Astranis Space Technology Corporation	Equipment Financing(9)(14)	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$12,558	$12,744	$12,904

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5% ⁽⁸⁾	$25,000	$25,439	$25,306

Hadrian Automation, Inc.	Equipment Financing⁽¹⁴⁾	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$277	$277	$278
	Equipment Financing⁽¹⁴⁾	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	2,940	2,933	2,955
	Equipment Financing⁽¹⁴⁾	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	2,141	2,135	2,163
	Equipment Financing(9)(14)	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	3,835	3,828	3,923
	Equipment Financing(9)(14)	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	945	935	983
	Equipment Financing(9)(14)	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	870	867	912
	Equipment Financing(9)(14)	March 29, 2023	March 1, 2027	Fixed interest rate 16.4%; EOT 0.0%	2,696	2,687	2,808
	Equipment Financing(9)(14)	September 28, 2023	September 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	1,361	1,355	1,398
Total Hadrian Automation, Inc.					15,065	15,017	15,420

Hermeus Corporation	Equipment Financing(9)(14)	August 9, 2022	March 1, 2026	Fixed interest rate 9.6%; EOT 6.0%	$715	$755	$728
	Equipment Financing(9)(14)	October 11, 2022	May 1, 2026	Fixed interest rate 11.8%; EOT 6.0%	1,311	1,364	1,333
	Equipment Financing(9)(14)	April 12, 2023	November 1, 2026	Fixed interest rate 12.6%; EOT 6.0%	1,806	1,815	1,808
	Equipment Financing(9)(14)	October 24, 2023	May 1, 2027	Fixed interest rate 14.0%; EOT 6.0%	1,020	998	998
Total Hermeus Corporation					4,852	4,932	4,867

Rocket Lab USA, Inc.(10)	Equipment Financing⁽¹⁴⁾	December 29, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 1.0%	$70,000	$68,422	$68,422
	Equipment Financing⁽¹⁴⁾	December 29, 2023	December 1, 2028	Fixed interest rate 12.5%; EOT 0.0%	40,000	39,999	39,999
Total Rocket Lab USA, Inc.					110,000	108,421	108,421

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0% ⁽⁸⁾	$4,441	$4,531	$4,403

Sub-total: Space Technology (13.1%)*					$171,916	$171,084	$171,321

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc.(10)	Secured Loan(18)	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	$10,659	$11,055	$4,091
	Secured Loan(18)	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%(8)(15)	5,329	5,527	2,045
	Secured Loan(14)(18)	June 21, 2023	March 31, 2024	Variable interest rate Prime + 7.0% or Floor rate 10.3%(8)(15)	1,785	1,785	669
Total Nexii Building Solutions, Inc.					17,773	18,367	6,805

Sub-total: Construction Technology (0.5%)*					$17,773	$18,367	$6,805

Supply Chain Technology
GoFor Industries, Inc.(10)(20)	Secured Loan(18)	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5% ⁽⁸⁾	$9,570	$9,385	$4,222

Sub-total: Supply Chain Technology (0.3%)*					$9,570	$9,385	$4,222

Total: Debt Securities- Canada (0.8%)*					$27,343	$27,752	$11,027
Debt Securities- Europe

Industrials
Aledia, Inc.(10)	Equipment Financing	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$8,139	$9,171	$8,981
	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	625	684	673
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	899	970	958
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	1,498	1,602	1,590
Total Aledia, Inc.					11,161	12,427	12,202

Sub-total: Industrials (0.9%)*					$11,161	$12,427	$12,202

Space Technology
All.Space Networks, Limited.(10)	Secured Loan⁽¹⁴⁾	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5% ⁽⁸⁾	$9,539	$9,565	$9,495

Sub-total: Space Technology (0.7%)*					$9,539	$9,565	$9,495

Total: Debt Securities- Europe (1.7%)*					$20,700	$21,992	$21,697

Total: Debt Securities (93.3%)(19)*					$1,244,936	$1,255,770	$1,222,077

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$47	$220

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A⁽¹⁷⁾	851,063	$0.10	$25	$2

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$257

Presto Automation, Inc.	Warrant(7)	January 16, 2020	April 28, 2027	Preferred Series A⁽¹⁷⁾	402,679	$0.37	$185	$71
	Warrant(7)	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	—
Total Presto Automation, Inc.							213	71

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2⁽¹⁷⁾	106,719	$2.53	$56	$—

Sub-Total: Artificial Intelligence & Automation (0.0%)*							$390	$550

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B⁽¹⁷⁾	55,263	$1.90	$43	$4
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B⁽¹⁷⁾	36,842	$1.90	36	2
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C⁽¹⁷⁾	322,251	$3.24	118	9
Total Pendulum Therapeutics, Inc.							197	15

Sub-Total: Biotechnology (0.0%)*							$197	$15

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,673

Vertical Communications, Inc.(20)	Warrant⁽¹¹⁾	January 16, 2020	July 11, 2026	Preferred Series A⁽¹⁷⁾	828,479	$1.00	$—	$—

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$24

Sub-Total: Connectivity (0.2%)*							$989	$2,697

Construction Technology
Project Frog, Inc.(20)	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1⁽¹⁷⁾	211,649	$0.19	$9	$—
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC⁽¹⁷⁾	250,000	$0.01	20	—
Total Project Frog, Inc.							38	—

Sub-total: Construction Technology (0.0%)*							$38	$—

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Education Technology
Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$29

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$228	$29

Finance and Insurance
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$998

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Empower Financial, Inc.	Warrant(9)	October 13, 2023	October 13, 2033	Common Stock	209,198	$1.43	$268	$342

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B⁽¹⁷⁾	904,000	$0.55	$10	$29

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$—
	Warrant	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	—
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	—
	Warrant	June 20, 2023	June 20, 2033	Preferred Series C⁽¹⁷⁾	402,434	$0.01	1,523	—
	Warrant	July 27, 2023	July 27, 2033	Preferred Series C⁽¹⁷⁾	1,760,651	$0.01	2,500	—
Total Petal Card, Inc.							4,679	—

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B⁽¹⁷⁾	234,421	$3.88	$285	$1,706

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$484
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	113
Total Slope Tech, Inc.							221	597

ZenDrive, Inc.	Warrant	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$—

Sub-Total: Finance and Insurance (0.2%)*							$5,729	$3,672

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B⁽¹⁷⁾	3,741	$140.21	$287	$196

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$12
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	5
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	5
	Warrant	December 29, 2023	December 29, 2030	Common Stock	114,725	$0.01	29	29
Total Bowery Farming, Inc.							1,216	$51

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$174

DrinkPak, LLC	Warrant(9)	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$102
	Warrant(9)	February 17, 2023	February 17, 2033	Common Stock	13,618	$18.89	29	586
Total DrinkPak, LLC							$36	$688

Emergy, Inc.	Warrant(9)	October 5, 2022	October 5, 2032	Common Stock	40,516	$3.96	$181	$29

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$3,535

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	35
Total Intelligent Brands, Inc.							657	35

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$28

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Common Stock	20,181	$2.13	$79	$73

Sub-Total: Food and Agriculture Technologies (0.4%)*							$2,745	$4,809

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$1

Edeniq, Inc.	Warrant(11)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,685,501	$0.22	$—	$205
	Warrant(11)	January 16, 2020	December 23, 2026	Preferred Series B⁽¹⁷⁾	2,184,672	$0.01	—	416
	Warrant(11)	January 16, 2020	June 29, 2027	Preferred Series C⁽¹⁷⁾	5,106,972	$0.44	—	35
	Warrant(11)	January 16, 2020	November 2, 2028	Preferred Series C⁽¹⁷⁾	3,850,294	$0.01	—	1,326
	Warrant(11)	November 29, 2021	November 29, 2031	Preferred Series D⁽¹⁷⁾	154,906,320	$0.01	7	1,047
Total Edeniq, Inc.(20)							7	3,029

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
Total Footprint International Holding, Inc.							4,614	—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$350
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	203
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	338
Total Mainspring Energy, Inc.							853	891

RTS Holding, Inc.	Warrant(9)	December 10, 2021	December 10, 2031	Preferred Series C⁽¹⁷⁾	2,314	$205.28	$75	$310
	Warrant(9)	October 10, 2022	October 10, 2032	Preferred Series D⁽¹⁷⁾	917	$196.50	87	134
Total RTS Holding, Inc.							$162	$444

Sub-Total: Green Technology (0.4%)*							$5,672	$4,365

Healthcare Technology **
Dentologie Enterprises, Inc.	Warrant(9)	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$123

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$103

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2⁽¹⁷⁾	135,807	$5.89	$71	$628
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2⁽¹⁷⁾	750,000	$5.89	391	3,467
Total Hospitalists Now, Inc.							462	4,095

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$5
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	6
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	6
Total Lark Technologies, Inc.							493	17

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B⁽¹⁷⁾	155,438	$3.62	$135	$135

RXAnte, Inc.	Warrant(9)	November 21, 2022	November 21, 2032	Preferred A	18,000	$10.00	$95	$102
	Warrant(9)	April 7, 2023	April 6, 2033	Preferred A	6,000	$10.00	29	35
	Warrant(9)	October 17, 2023	October 16, 2033	Preferred A	6,000	$10.00	40	35
Total RXAnte, Inc.							164	172

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A⁽¹⁷⁾	268,983	$2.09	$80	$11
	Warrant	March 3, 2023	March 3, 2033	Preferred Class A⁽¹⁷⁾	268,983	$2.09	80	11
Total TMRW Life Sciences, Inc.							160	22

Sub-Total: Healthcare Technology (0.1%)*							$1,573	$4,667

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$39

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$291

Sub-Total: Human Resource Technology (0.0%)*							$134	$330

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)
Warrant Investments- United States, Continued

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

SBG Labs, Inc.	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1⁽¹⁷⁾	25,714	$0.70	$8	$57
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1⁽¹⁷⁾	21,492	$0.70	7	47
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1⁽¹⁷⁾	12,155	$0.70	4	27
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1⁽¹⁷⁾	11,145	$0.70	4	24
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1⁽¹⁷⁾	7,085	$0.70	2	15
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1⁽¹⁷⁾	342,857	$0.70	110	750
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1⁽¹⁷⁾	200,000	$0.70	65	437
Total SBG Labs, Inc.							200	1,357

Sub-total: Industrials (0.1%)*							$293	$1,357

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$1

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$201

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A⁽¹⁷⁾	142,828	$1.00	$40	$71

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$190

Sub-Total: Marketing, Media, and Entertainment (0.0%)*							$798	$463

Medical Devices
Convergent Dental, Inc.	Warrant(9)	April 21, 2023	April 21, 2033	Preferred Series D⁽¹⁷⁾	297,988	$1.61	$377	$217

Delphinus, Inc.	Warrant(9)	June 27, 2023	June 27, 2033	Preferred Series E⁽¹⁷⁾	294,289	$0.69	$29	$25

Neuros Medical, Inc.	Warrant(9)	August 10, 2023	August 10, 2033	Preferred Series C⁽¹⁷⁾	798,085	$0.38	$71	$70

Revelle Aesthetics, Inc.	Warrant	May 30, 2023	May 30, 2033	Preferred Series A-2⁽¹⁷⁾	549,056	$2.16	$151	$47

Shoulder Innovations, Inc.	Warrant(9)	August 7, 2023	August 7, 2033	Preferred Series D⁽¹⁷⁾	623,615	$0.54	$120	$105

Sub-Total: Medical Devices (0.0%)*							$748	$464

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant(9)	April 13, 2023	April 13, 2033	Common Stock	96,847		$7.89		$93	$1,122

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773		$169.24		$121	$49
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882		$340.11		39	9
Total Axiom Space, Inc.									160	58

Hermeus Corporation	Warrant(9)	August 9, 2022	August 9, 2032	Common Stock	31,398		$6.24		$237	$146

Rocket Lab USA, Inc.	Warrant	December 29, 2023	December 29, 2027	Common Stock	728,835		$4.87		$2,255	$2,255

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A⁽¹⁷⁾	221,280		$2.75		$256	$223

Sub-Total: Space Technology (0.3%)*									$3,001	$3,804

Supply Chain Technology
Macrofab, Inc.	Warrant	July 21, 2023	July 21, 2033	Common Stock	622,353		$2.02		$333	$344

Sub-Total: Supply Chain Technology (0.0%)*									$333	$344

Transportation Technology
Get Spiffy, Inc.	Warrant(9)	July 14, 2023	July 14, 2033	Common Stock	795,785		$0.70		$383	$394

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Stock(17)	328,369	(13)	$1.29	(13)	$35	$—
	Warrant	February 23, 2022	February 23, 2027	Preferred Stock(17)	25,653	(13)	$1.29	(13)	3	—
	Warrant	March 16, 2022	March 16, 2027	Preferred Stock(17)	30,784	(13)	$1.29	(13)	3	—
	Warrant	April 18, 2022	April 18, 2027	Preferred Stock(17)	282,192	(13)	$1.29	(13)	7	—
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock(17)	410,462	(13)	$1.29	(13)	170	—
Total NextCar Holding Company, Inc.									218	—

Sub-Total: Transportation Technology (0.0%)*									$601	$394

Total: Warrant Investments- United States (2.4%)*									$29,387	$32,824

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares		Strike Price		Cost	Fair Value (6)
Warrant Investments- Canada

Construction Technology
Nexii Building Solutions, Inc.(10)	Warrant	August 27, 2021	August 27, 2026	Common Stock	63,175	(13)	$15.83	(13)	$410	$—
	Warrant	June 8, 2022	June 8, 2027	Common Stock	24,123	(13)	$20.73	(13)	204	—
Total Nexii Building Solutions, Inc.									614	—

Sub-Total: Construction Technology (0.0%)*									$614	$—

Total: Warrant Investments- Canada (0.0%)*									$614	$—

Warrant Investments- Europe

Industrials
Aledia, Inc.(10)	Warrant	March 31, 2022	March 31, 2032	Preferred Series D-3⁽¹⁷⁾	11,573	(13)	$149.01	(13)	$130	$622

Sub-Total: Information (0.0%)*									$130	$622

Space Technology
All.Space Networks, Limited.(10)	Warrant	August 22, 2022	August 22, 2032	Common Stock	71,203		$21.79		$113	$81

Sub-Total: Space Technology (0.0%)*									$113	$81

Total: Warrant Investments- Europe (0.1%)*									$243	$703

Total: Warrant Investments- (2.4%)*									$30,244	$33,527

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States

Artificial Intelligence & Automation
Rigetti & Co, Inc.	Equity(7)	February 25, 2022	50,000	Common Stock	$500	$49
	Equity(7)	May 18, 2021	757,297	Common Stock	506	746
Total Rigetti & Co, Inc.					1,006	795

Sub-Total: Artificial Intelligence & Automation (0.1%)*					$1,006	$795

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6⁽¹⁷⁾	$500	$569

Vertical Communications, Inc.	Equity⁽¹¹⁾	January 16, 2020	3,892,485	Preferred Series 1⁽¹⁷⁾	$—	$—
	Equity	January 16, 2020	$5,500	Convertible Note⁽¹⁶⁾	3,966	1,338
Total Vertical Communications, Inc.(20)					3,966	1,338

Sub-Total: Connectivity (0.1%)*					$4,466	$1,907

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1⁽¹⁷⁾	$352	$—
	Equity	January 16, 2020	3,401,678	Preferred Series BB⁽¹⁷⁾	1,333	—
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—
	Equity	August 3, 2021	3,129,887	Preferred Series CC⁽¹⁷⁾	1,253	8
Total Project Frog, Inc.(20)					4,622	8

Sub-Total: Construction Technology (0.0%)*					$4,622	$8

Consumer Products & Services
Molekule, Inc.	Equity(7)	January 12, 2023	2,361	Common Stock	$7	$—

Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1⁽¹⁷⁾	$500	$445

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Preferred Series B-1⁽¹⁷⁾	$500	$277

Sub-Total: Consumer Products & Services (0.1%)*					$1,007	$722

Finance and Insurance
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A⁽¹⁷⁾	$390	$—

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Series D	$500	$501

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred ⁽¹⁷⁾	$500	$504

Sub-Total: Finance and Insurance (0.1%)*					$1,390	$1,005

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	75,958	Preferred Series B⁽¹⁷⁾	$500	$230

Intelligent Brands, Inc. (f.k.a. Pruvit Ventures, Inc.)	Equity	January 16, 2020	30,357	Common Stock	$537	$94

Sub-Total: Food and Agriculture Technologies (0.0%)*					$1,037	$324

Green Technology
Edeniq, Inc.	Equity⁽¹¹⁾	January 16, 2020	7,807,499	Preferred Series B⁽¹⁷⁾	$—	$1,530
	Equity⁽¹¹⁾	January 16, 2020	3,657,487	Preferred Series C⁽¹⁷⁾	—	1,293
	Equity⁽¹¹⁾	January 16, 2020	133,766,138	Preferred Series D⁽¹⁷⁾	—	2,542
Total Edeniq, Inc.(20)					—	5,365

Electric Hydrogen Co.	Equity	April 6, 2023	87,087	Preferred Series C⁽¹⁷⁾	$500	$521

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1⁽¹⁷⁾	$500	$318

RTS Holding, Inc.	Equity(9)	July 5, 2022	2,035	Preferred Series D⁽¹⁷⁾	$334	$602
	Equity(9)	February 15, 2023	1,966	Preferred Series D-1⁽¹⁷⁾	405	590
Total RTS Holding, Inc.					739	1,192

Sub-Total: Green Technology (0.6%)*					$1,739	$7,396

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued

Healthcare Technology **
Dentologie Enterprises, Inc.	Equity(9)	August 3, 2023	72,338	Preferred Series B⁽¹⁷⁾	$300	$304

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	199,537	Preferred Series C⁽¹⁷⁾	$500	$327

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D⁽¹⁷⁾	$500	$84

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—
	Equity	January 16, 2020	3,450	Preferred Series P⁽¹⁷⁾	3,450	—
	Equity	January 16, 2020	$3,170	Convertible Note⁽¹⁶⁾	3,219	—
Total WorkWell Prevention & Care Inc.(20)					6,720	—

Sub-Total: Healthcare Technology (0.1%)*					$8,020	$715

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Preferred Series D-1⁽¹⁷⁾	$500	$145

Sub-Total: Human Resource Technology (0.0%)*					$500	$145

Industrials
SBG Labs, Inc.	Equity(7)	July 29, 2023	21,730	Preferred Series A-1⁽¹⁷⁾	$13	$53
	Equity(7)	October 10, 2023	6,332	Preferred Series A-1⁽¹⁷⁾	4	16
Total SBG Labs, Inc.					17	69

Sub-Total: Industrials (0.0%)*					$17	$69

Multi-Sector Holdings
Senior Credit Corp 2022 LLC(10)(20)	Equity(7)	January 30, 2023	—	Preferred ⁽¹⁷⁾	$3,302	$3,631

Sub-Total: Multi-Sector Holdings (0.3%)*					$3,302	$3,631

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—
	Equity	September 29, 2023	2,956,224	Preferred Series AA⁽¹⁷⁾	250	—
Total Knockaway Inc.					750	—

Orchard Technologies, Inc.	Equity	August 6, 2021	74,406	Preferred Series D⁽¹⁷⁾	$500	$12
	Equity	March 16, 2023	50,000	Preferred Series 1⁽¹⁷⁾	500	343
Total Orchard Technologies, Inc.					1,000	355

Maxwell Financial Labs, Inc	Equity	January 22, 2021	135,641	Preferred Series B⁽¹⁷⁾	$500	$143

Sub-Total: Real Estate Technology (0.0%)*					$2,250	$498

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)
Equity Investments- United States, Continued

SaaS
Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B⁽¹⁷⁾	$500	$516

The Tomorrow Companies, Inc.	Equity(9)	July 5, 2023	108,088	Preferred Series E-1⁽¹⁷⁾	$325	$211

Sub-total: SaaS (0.1%)*					$825	$727

Space Technology
Astranis Space Technology Corporation	Equity(9)	April 5, 2023	13,685	Preferred Series C Prime⁽¹⁷⁾	$300	$306

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C⁽¹⁷⁾	$521	$572

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4⁽¹⁷⁾	$500	$456
	Equity(9)	December 11, 2023	31,831	Preferred B-1⁽¹⁷⁾	300	300
Total Hadrian Automation, Inc.					800	756

Sub-total: Space Technology (0.1%)*					$1,621	$1,634

Supply Chain Technology
3Q GoFor Holdings, LP(21)	Equity⁽¹⁴⁾	August 25, 2022	—	Preferred ⁽¹⁷⁾	$500	$—
	Equity⁽¹⁴⁾	January 17, 2023	—	Preferred ⁽¹⁷⁾	500	—
Total 3Q GoFor Holdings, LP(21)					1,000	—

Sub-total: Supply Chain Technology (0.0%)*					$1,000	$—

Total: Equity Investments- United States (1.5%)*					$32,802	$19,576

Equity Investments- Canada

Construction Technology
Nexii Building Solutions, Inc.(10)	Equity	February 28, 2022	24,418	Common Stock	$500	$—

Sub-Total: Construction Technology (0.0%)*					$500	$—

Total: Equity Investments- Canada (0.0%)*					$500	$—

Total: Equity Investments (1.5%)*					$33,302	$19,576

Total Investment in Securities (97.3%)*					$1,319,316	$1,275,180

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$3,088	$3,088
Other cash accounts					1,673	1,673
Cash and Cash Equivalents (0.4%)*					4,761	4,761

Total Portfolio Investments and Cash and Cash Equivalents (97.6% of total assets)					$1,324,077	$1,279,941

* Value as a percent of net assets

** Where appropriate, certain current year industry classifications may have been revised to more precisely reflect the business of the Company's investments.

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
(3)
Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications. For assets purchased from the Legacy Funds as part of the Formation Transactions (both terms as defined in “Note 1 – Organization and Basis of Presentation”), the investment date is January 16, 2020, the date of the Formation Transactions.

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
(18)
Investment is on non-accrual status as of December 31, 2023, and is therefore considered non-income producing.
(19)
All of the Company’s debt securities are pledged as collateral supporting the amounts outstanding under the KeyBank Credit Facility (see “Note 5 – Borrowings”), except as noted.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

(20)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of December 31, 2023, along with transactions during the year ended December 31, 2023 in these control or affiliated investments are as follows:

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

Concurrent with the initial closing of the Private Common Stock Offering, the Company completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”), pursuant to which it issued and sold $125.0 million in aggregate principal amount of the Company's unsecured 7.00% Notes due 2025 (the “2025 Notes”), inclusive of the over-allotment option that was exercised in full on January 29, 2020.

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

Basis of Presentation

The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024. As an investment company, the Company follows accounting and reporting guidance determined by the Financial

Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

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

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of March 31, 2024 and December 31, 2023, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

Senior Credit Corp 2022 LLC

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage Senior Credit Corp 2022 LLC (the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The Company and the JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of March 31, 2024, the Company's and the JV Partner's ownership of the JV was 12.5% and 87.5%, respectively.

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

As of March 31, 2024, the Company contributed $13.4 million of capital to the JV, which consisted of a debt investment of $9.4 million and an equity investment of $4.0 million. As of December 31, 2023, the Company contributed $11.0 million of capital to the JV, which consisted of a debt investment of $7.7 million and an equity investment of $3.3 million. As of March 31, 2024 and December 31, 2023, the Company's unfunded commitment was $8.0 million and $10.4 million, respectively.

As of March 31, 2024 and December 31, 2023, the JV's total investment portfolio on a fair value basis was $202.0 million and $151.6 million, respectively. During the three months ended March 31, 2024, the Company received $52.4 million in net proceeds from the sale of investments to the JV. During the year ended December 31, 2023, the Company received $146.2 million in net proceeds from the sale of investments to the JV.

During the three months ended March 31, 2024 and March 31, 2023, the Company earned approximately $0.9 million and $0.5 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the Company had approximately $1.0 million and $0.8 million, respectively, in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

The SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company's Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Given the nature of lending to venture capital-backed growth-stage companies, 98.6%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of $12.0 million and $4.8 million, respectively, of which $4.9 million and $3.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2024 and December 31, 2023, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right-of-use assets, prepaid expenses, escrow receivables, deferred offering costs, and security deposits for operating leases.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of March 31, 2024, and December 31, 2023, there were no material past due escrow receivables. The escrow receivable balance as of March 31, 2024, and December 31, 2023 totaled $2.4 million and $2.4 million, respectively, and was measured at fair value and held in accordance with ASC 820.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $4.1 million and $0.3 million in PIK interest income during the three months ended March 31, 2024 and 2023, respectively.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $0.2 million in dividend income during the three months ended March 31, 2024 and no dividend income was recorded during the three months ended March 31, 2023.

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

As of March 31, 2024, loans to four portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $67.5 million, and a total fair value of approximately $30.4 million, or 2.4% of the fair value of the Company’s debt investment portfolio. As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio.

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

Income Taxes

The Company has elected to be treated, currently qualifies, and intends to continue to qualify annually as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Company generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at corporate rates on any retained amounts.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of March 31, 2024 and December 31, 2023. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$190,781	13.3%	$189,158	13.9%	$139,399	10.6%	$133,344	10.5%
Green Technology	149,648	10.5%	154,883	11.4%	138,510	10.5%	143,279	11.2%
Space Technology	124,130	8.7%	124,504	9.1%	185,384	14.1%	186,335	14.6%
Consumer Products & Services	92,354	6.5%	91,657	6.7%	85,683	6.5%	83,722	6.6%
Real Estate Technology	93,027	6.6%	89,264	6.5%	94,878	7.2%	91,344	7.2%
Healthcare Technology	87,652	6.2%	83,697	6.1%	89,038	6.8%	84,917	6.6%
Food and Agriculture Technologies	84,125	5.9%	79,608	5.8%	90,967	6.9%	88,707	7.0%
Medical Devices	70,431	5.0%	71,809	5.3%	68,717	5.2%	70,320	5.5%
Artificial Intelligence & Automation	64,679	4.6%	63,905	4.7%	34,732	2.6%	34,435	2.7%
Biotechnology	56,665	4.0%	57,399	4.2%	56,173	4.3%	55,810	4.4%
SaaS	48,560	3.4%	49,850	3.7%	34,257	2.6%	34,440	2.7%
Marketing, Media, and Entertainment	47,688	3.4%	46,526	3.4%	49,145	3.7%	47,526	3.7%
Diagnostics & Tools	42,081	3.0%	42,081	3.1%	—	—	—	—
Education Technology	42,927	3.0%	39,964	2.9%	18,975	1.4%	15,285	1.2%
Connectivity	36,161	2.5%	34,794	2.6%	36,191	2.7%	34,219	2.7%
Human Resource Technology	31,246	2.2%	30,708	2.3%	31,142	2.4%	30,595	2.4%
Transportation Technology	43,633	3.1%	28,955	2.1%	45,024	3.4%	39,532	3.1%
Supply Chain Technology	31,426	2.2%	25,368	1.9%	30,414	2.3%	24,556	1.9%
Digital Assets Technology and Services	26,294	1.9%	20,950	1.5%	33,545	2.5%	35,553	2.8%
Industrials	18,102	1.3%	19,181	1.4%	21,995	1.7%	23,113	1.8%
Multi-Sector Holdings (1)	13,420	0.9%	14,003	1.0%	11,006	0.8%	11,335	0.9%
Construction Technology	24,968	1.8%	5,598	0.4%	24,141	1.8%	6,813	0.5%
Total	$1,419,998	100.0%	$1,363,862	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

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

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$451,413	31.9%	$436,480	32.1%	$468,917	35.5%	$464,909	36.5%
Northeast	409,086	28.8%	398,610	29.2%	392,739	29.8%	383,008	29.9%
South	189,131	13.3%	194,746	14.3%	169,014	12.8%	172,746	13.5%
Mountain	135,732	9.6%	128,827	9.4%	118,126	9.0%	110,681	8.7%
Southeast	86,865	6.1%	84,516	6.2%	43,878	3.3%	42,129	3.3%
Midwest	84,336	5.9%	76,810	5.6%	64,535	4.9%	56,945	4.5%
Senior Credit Corp 2022 LLC (1)	13,421	0.9%	14,004	1.0%	11,006	0.8%	11,335	0.9%
International:
Western Europe	19,930	1.4%	19,850	1.5%	22,235	1.7%	22,400	1.8%
Canada	30,084	2.1%	10,019	0.7%	28,866	2.2%	11,027	0.9%
Total	$1,419,998	100.0%	$1,363,862	100.0%	$1,319,316	100%	$1,275,180	100%

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

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,055,348	74.3%	$1,010,841	74.1%	$918,836	69.7%	$885,299	69.5%
Equipment Financing	279,111	19.7%	277,550	20.4%	336,934	25.5%	336,778	26.4%
Warrants	32,868	2.3%	39,930	2.9%	30,244	2.3%	33,527	2.6%
Equity	52,671	3.7%	35,541	2.6%	33,302	2.5%	19,576	1.5%
Total	$1,419,998	100.0%	$1,363,862	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of March 31, 2024 and December 31, 2023, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

In accordance with ASC 820, the Company has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3). See “Note 2 – Summary of Significant Accounting Policies.”

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

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2024 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$1,010,841	$—	$1,010,841
Equipment Financings	—	—	277,550	—	277,550
Warrants	—	1,363	38,567	—	39,930
Equity	13,607	—	17,325	4,609	35,541
Total Investments at fair value	13,607	1,363	1,344,283	4,609	1,363,862
Escrow Receivable (2)	—	—	2,441	—	2,441
Cash and cash equivalents	11,967	—	—	—	11,967
Total	$25,574	$1,363	$1,346,724	$4,609	$1,378,270

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

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of March 31, 2024.

	Fair Value as of
	March 31, 2024	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$984,939	Discounted Cash Flows	Hypothetical Market Yield	11.4% - 34.6%	16.6%

	227,760	Cost approximates fair value (6)	n/a	n/a	n/a

	66,298	Scenario Analysis	Probability Weighting of Alternative Outcomes	2.0% - 100%	n/a

Debt investment in the JV	9,394	Enterprise Value (7)	n/a	n/a	n/a

Equity investments	17,325	Market Approach	Revenue Multiple (3)	0.9x - 10.4x	3.2	x
			Volatility (5)	43.5% - 102.3%	55.8%
			Risk-Free Interest Rate	4.3% - 5.0%	3.9%
			Estimated Time to Exit (in years)	1.0 - 3.8	2.1

Warrants	38,567	Market Approach	Revenue Multiple (3)	0.3x - 10.4x	2.8	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	38.2% - 119.5%	64.2%
			Risk-Free Interest Rate	4.0% - 5.2%	4.6%
			Estimated Time to Exit (in years)	0.7- 4.6	2.2

Total Level 3 Investments	$1,344,283

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
(7)
Under the enterprise value technique, the significant unobservable inputs used in the fair value measurement of the Company's investment in debt or equity securities are: (i) EBITDA, (ii) revenue or (iii) asset multiple; as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2023.

	Fair Value as of
	December 31, 2023	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$858,870	Discounted Cash Flows	Hypothetical Market Yield	11.6% - 34.6%	17.3%

	253,250	Cost approximates fair value (6)	n/a	n/a	n/a

	4,680	Transaction Precedent (7)	Transaction Price	n/a	n/a

	97,573	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 100.0%	n/a

Debt investment in the JV	7,704	Enterprise Value (8)	n/a	n/a	n/a

Equity investments	15,150	Market Approach	Revenue Multiple (3)	0.4x - 15.0x	3.7	x
			Volatility (5)	44.2% - 131.3%	62.5%
			Risk-Free Interest Rate	3.0% - 4.8%	4.0%
			Estimated Time to Exit (in years)	1.0 - 4.0	1.7

Warrants	31,201	Market Approach	Revenue Multiple (3)	0.4x - 15.0x	2.7	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	33.3% - 131.3%	68.8%
			Risk-Free Interest Rate	2.9% - 4.8%	4.3%
			Estimated Time to Exit (in years)	1.0 - 4.8	2.2

Total Level 3 Investments	$1,268,428

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
(8)
Under the enterprise value technique, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are: (i) EBITDA, (ii) revenue or (iii) asset multiple; as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivable portfolio investments for the three months ended March 31, 2024 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2023	$1,222,077	$15,150	$31,201	$2,441	$1,270,869
Purchases, net of deferred fees	235,447	1,100	3,428	—	239,975
Non-cash conversions (1)	—	7	(7)	—	—
Transfers into/(out of) Level 3 (2)	(28,316)	—	—	—	(28,316)
Proceeds from sales and paydowns	(139,892)	—	(314)	—	(140,206)
Accretion of OID, EOT, and PIK payments	7,172	—	—	—	7,172
Net realized gain/(loss)	4,277	—	—	—	4,277
Net change in unrealized appreciation/(depreciation)	(12,374)	1,068	4,259	—	(7,047)
Fair Value as of March 31, 2024	$1,288,391	$17,325	$38,567	$2,441	$1,346,724

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2024	$(10,290)	$1,068	$4,259	$—	$(4,963)

(1)
The non-cash conversion includes an exercise of a warrant to an equity position during the period.
(2)
Transfers out of Level 3 during the three months ended March 31, 2024 were related to the conversion of debt to equity in one publicly-traded portfolio company. During the three months ended March 31, 2024, there were no transfers into Level 3.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, and warrant portfolio investments for the year ended December 31, 2023 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivable	Total
Fair Value as of December 31, 2022	$1,048,829	$13,245	$30,989	$2,441	$1,095,504
Purchases, net of deferred fees	613,853	4,676	8,670	—	627,199
Non-cash conversion (1)	(500)	538	(17)	—	21
Transfers into/(out of) of Level 3 (2)	—	—	(7)	—	(7)
Proceeds from sales and paydowns	(468,760)	(461)	(2,705)	—	(471,926)
Accretion of OID and EOT payments	32,953	—	—	—	32,953
Net realized gain/(loss)	(15,292)	(13,546)	767	—	(28,071)
Change in unrealized appreciation/(depreciation)	10,994	10,698	(6,496)	—	15,196
Fair Value as of December 31, 2023	$1,222,077	$15,150	$31,201	$2,441	$1,270,869

Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2023	$(8,420)	$(2,501)	$(6,987)	$—	$(17,908)

(1)
The non-cash conversion includes restructuring of a convertible note position to preferred equity and an exercise of a warrant to an equity position during the period.
(2)
During the year ended December 31, 2023, there were no transfers into Level 3.

Fair Value of Financial Instruments Carried at Cost

As of March 31, 2024 and December 31, 2023, the carrying value of the KeyBank Credit Facility was approximately $190.0 million and $213.0 million, respectively. The carrying value of the KeyBank Credit Facility as of March 31, 2024 and December 31, 2023 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2024 and December 31, 2023, the carrying value of the 2025 Notes was approximately $181.0 million and $180.5 million, respectively, net of unamortized deferred financing costs of $1.5 million and $2.0 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of March 31, 2024 and December 31, 2023 was approximately $183.4 million and $183.4 million, respectively, based on the market closing price of these notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”.

As of March 31, 2024 and December 31, 2023, the carrying value of the Convertible Notes was approximately $48.9 million and $48.8 million, respectively, net of unamortized deferred financing costs and discount of $1.1 million and $1.2 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of March 31, 2024 and December 31, 2023 was approximately $50.0 million and $50.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2024 and December 31, 2023, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $123.6 million and $123.5 million, respectively, net of unamortized deferred financing costs and discount of $1.4 million and $1.5 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of March 31, 2024, and December 31, 2023, was approximately $104.4 million and $111.5 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2024, and December 31, 2023, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.0 million, and $73.9 million, respectively, net of unamortized deferred financing fees of $1.0 million and $1.1 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of March 31, 2024 and December 31, 2023 was approximately $62.5 million and $66.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2024, the carrying value of the Company's 7.875% Notes due 2029 (the “March 2029 Notes”) was approximately $111.8 million, net of unamortized deferred financing fees of $3.2 million. The March 2029 Notes have a fixed interest rate as discussed “Note 5 – Borrowings.” The cost of the March 2029 Notes as of March 31, 2024 approximates the fair value, based on the recent funding completed in March 2024. The March 2029 Notes trade on the Nasdaq Global Select Market under the symbol “TRINZ”.
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

The KeyBank Credit Facility includes a commitment of $350.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $400.0 million. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to Adjusted Term SOFR plus 2.85%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

During the three months ended March 31, 2024, the Company borrowed $148.0 million and made repayments of $171.0 million under the KeyBank Credit Facility. The Company incurred approximately $3.6 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of March 31, 2024, and December 31, 2023, unamortized deferred financing costs related to the KeyBank Credit Facility were $2.0 million and $2.1 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had a borrowing availability of approximately $160.0 million and $137.0 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Stated interest expense	$4,843	$3,868
Amortization of deferred financing costs	206	204
Total interest and amortization of deferred financing costs	$5,049	$4,072

Weighted average effective interest rate	9.1%	8.3%
Weighted average outstanding balance	$221,086	$197,111

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of March 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the 2025 Notes were $1.5 million and $2.0 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Stated interest expense	$3,194	$3,194
Amortization of deferred financing costs	498	504
Total interest and amortization of deferred financing costs	$3,692	$3,698

Weighted average effective interest rate	8.1%	8.1%
Weighted average outstanding balance	$182,500	$182,500

For additional information regarding the 2025 Notes, see “Note 14. Subsequent Events.”

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of

March 31, 2024 and December 31, 2022, unamortized deferred financing costs related to the August 2026 Notes were $1.4 million and $1.5 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Stated interest expense	$1,367	$1,367
Amortization of deferred financing costs	144	144
Total interest and amortization of deferred financing costs	$1,511	$1,511

Weighted average effective interest rate	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000

March 2029 Notes

On March 28, 2024, the Company issued and sold $115.0 million in aggregate principal amount of its unsecured March 2029 Notes under its shelf Registration Statement on Form N-2, which amount includes the underwriters' exercise, in full, of their option to purchase an additional $15.0 million in aggregate principal amount of the March 2029 Notes.

The March 2029 Notes were issued pursuant to the Base Indenture and a Fifth Supplemental Indenture, dated as of March 28, 2024 (together with the Base Indenture, the “March 2029 Notes Indenture”), between the Company and the Trustee. The March 2029 Notes mature on March 30, 2029, unless repurchased and redeemed in accordance with their terms prior to such date. The March 2029 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company's option on or after March 30, 2026 upon not less than 30 days’ nor more than 60 days’ written notice prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the outstanding principal amount of the March 2029 Notes, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. In addition, if a change of control repurchase event (as defined in the March 2029 Notes Indenture) occurs prior to maturity, unless the Company has exercised its right to redeem the March 2029 Notes in full, holders will have the right, at their option, to require the Company to repurchase for cash some or all of the March 2029 Notes at a repurchase price equal to 100% of the principal amount of the March 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

The March 2029 Notes bear interest at a fixed rate of 7.875% per year payable quarterly on March 30, June 30, September 30 and December 30, commencing on June 30, 2024. The March 2029 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.2 million, which were capitalized and deferred. As of March 31, 2024, unamortized deferred financing costs related to the March 2029 Notes were $3.2 million.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Stated interest expense	$75	$—
Amortization of deferred financing costs	5	—
Total interest and amortization of deferred financing costs	$80	$—

Weighted average effective interest rate	8.5%	—%
Weighted average outstanding balance	$3,791	$—

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of March 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the December 2026 Notes were $1.0 million and $1.1 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Stated interest expense	$797	$797
Amortization of deferred financing costs	99	93
Total interest and amortization of deferred financing costs	$896	$890

Weighted average effective interest rate	4.8%	4.7%
Weighted average outstanding balance	$75,000	$75,000

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of March 31, 2024. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on March 28, 2024, the conversion rate changed to 78.0543 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $12.81 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The Convertible Notes are direct unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated, and senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Convertible Notes.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	March 31, 2024	March 31, 2023
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(638)	(1,015)
Original issue discount, net of accretion	(446)	(707)
Carrying value of Convertible Notes	$48,916	$48,278

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Stated interest expense	$750	$750
Amortization of deferred financing costs and original issue discount	166	160
Total interest and amortization of deferred financing costs and original issue discount	$916	$910

Weighted average effective interest rate	7.3%	7.3%
Weighted average outstanding balance	$50,000	$50,000

As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2024 and December 31, 2023 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of March 31, 2024 and December 31, 2023 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of March 31, 2024 and December 31, 2023, the Company had unfunded commitments of $8.0 million and $10.4 million, respectively, which represented the Company's uncalled capital commitment to the JV.

The Company did not have any other off-balance sheet financings or liabilities as of March 31, 2024 or December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified significant operating leases for its headquarters in Phoenix, AZ and office space in San Diego, CA. The lease for the Company's Phoenix headquarters commenced on July 10, 2021, and was amended on October 31, 2023 to (i) include additional office space and (ii) extend the term of the lease through May 31, 2031. As of March 31, 2024, the remaining lease term for the Phoenix headquarters was 7.2 years. The lease for the San Diego office commenced March 10, 2023, and expires on January 31, 2026. As of March 31, 2024, the remaining lease term for the San Diego office was 1.8 years.

The total lease expense incurred for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.1 million, respectively. As of March 31, 2024 and December 31, 2023, the right of use assets related to the office operating leases were $5.3 million and $5.3 million, respectively, and the lease liabilities were $5.5 million and $5.4 million, respectively. The discount rates determined for the Phoenix headquarters and San Diego office leases were 8.66% and 7.64%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of March 31, 2024 (in thousands):

For the Years Ended December 31,	Total
2024	$743
2025	1,108
2026	943
2027	950
2028	974
Thereafter	2,421
Total	$7,139

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2024, there are no material legal matters or material litigation pending of which the Company is aware.

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

During the three months ended March 31, 2024, the Company issued and sold 1,652,632 shares of its common stock at a weighted-average price of $14.84 per share and raised $24.3 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

During the year ended December 31, 2023, the Company issued and sold 4,976,061 shares of its common stock at a weighted-average price of $14.53 per share and raised $71.1 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

Stock Repurchase Program

On November 14, 2022, the Company and its Board authorized a program for the purpose of repurchasing up to $25.0 million of the Company's common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended. The Repurchase Program was not renewed by the Board and expired on November 11, 2023.

The Company did not repurchase outstanding common stock during the three months ended March 31, 2024. During the year ended December 31, 2023, the Company repurchased 91,691 shares of its outstanding common stock at a weighted average price of $10.91. The repurchased shares were immediately canceled and thus Trinity Capital holds no treasury stock.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended March 31, 2024, the Company issued 23,456 shares of common stock for a total of approximately $0.3 million under the DRIP. During the year ended December 31, 2023, the Company issued 165,962 shares of common stock for a total of approximately $2.2 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
			Total	$7.17

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 26, 2024. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2024 and 2023 (dollars in thousands).

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2024	Grant Date Fair Value	March 31, 2023	Grant Date Fair Value
Unvested as of Beginning of Period	1,326,891	$14.56	1,041,721	$16.98
Shares Granted	753,051	$14.80	783,100	$12.85
Shares Vested and Forfeited	(287,793)	$14.19	(217,411)	$17.12
Unvested as of Ending of Period	1,792,149	$14.72	1,607,410	$14.95

Fair Value of Granted Stock	$11,145		$10,063
Compensation cost recognized	$2,391		$1,716

As of March 31, 2024, there was approximately $25.8 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2023, there was approximately $17.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.5 years.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2021, and the Company’s definitive proxy statement filed with the SEC on April 26, 2024. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2024 and 2023 (dollars in thousands).

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2024	Grant Date Fair Value	March 31, 2023	Grant Date Fair Value
Unvested as of Beginning of Period,	15,196	$13.16	13,540	$14.77
Shares Granted	—	$—	—	$—
Shares Vested and Forfeited	—	$—	—	$—
Unvested as of Ending of Period,	15,196	$13.16	13,540	$14.77

Fair Value of Granted Stock	$—		$—
Compensation cost recognized	$50		$49

As of March 31, 2024, there was less than $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a three-month period. As of December 31, 2023, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings per common share - basic
Numerator for basic earnings per share	$14,508	$22,486
Denominator for basic weighted average shares	46,748,386	35,074,076
Earnings/(Loss) per common share - basic	$0.31	$0.64
Earnings per common share - diluted
Numerator for increase in net assets per share	14,508	22,486
Adjustment for interest expense, fees, and deferred financing costs on Convertible Notes	916	910
Numerator for diluted earnings per share	15,424	23,396
Denominator for basic weighted average shares	46,748,386	35,074,076
Adjustment for dilutive effect of Convertible Notes	3,847,265	3,666,795
Denominator for diluted weighted average shares	50,595,651	38,740,871
Earnings/(Loss) per common share - diluted	$0.30	$0.60

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

For the three months ended March 31, 2024 and 2023, $0.6 million and $0.6 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Tax Cost of Investments (1)	1,431,239	$1,325,006

	March 31, 2024	December 31, 2023
Unrealized appreciation	$42,537	$36,468
Unrealized depreciation	(97,947)	(81,534)
Net unrealized appreciation/(depreciation) from investments	$(55,410)	$(45,066)

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Data: (1)
Net asset value, beginning of period	$13.19	$13.15

Net investment income	0.54	0.55
Net realized and unrealized gains/(losses) on investments (2)	(0.23)	0.09
Net increase/(decrease) in net assets resulting from operations	0.31	0.64

Offering costs	(0.01)	—
Effect of shares issued and repurchased (3)	(0.10)	(0.25)
Distributions (4)	(0.51)	(0.47)
Total increase/(decrease) in net assets	(0.31)	(0.08)

Net asset value, end of period	$12.88	$13.07

Shares outstanding, end of period	48,643,194	35,925,764
Weighted average shares outstanding	46,748,386	35,074,076
Total return based on net asset value (5)(9)	1.5%	3.0%
Total return based on market value (6)(9)	4.5%	22.3%

Ratio/Supplemental Data:
Per share market value at end of period	$14.68	$12.73
Net assets, end of period	$626,316	$469,670
Ratio of total expenses to average net assets (10)	16.4%	19.4%
Ratio of net investment income to average net assets (10)	16.3%	16.9%
Ratio of interest and credit facility expenses to average net assets (10)	7.9%	9.7%
Portfolio turnover rate (7)(9)	11.4%	6.5%
Asset coverage ratio (8)	184.9%	176.2%

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
(6)
Total return based on market value is calculated as the change in market value per share during the period, taking into account distributions.
(7)
Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(8)
Based on outstanding debt of $737.5 million and $616.0 million as of March 31, 2024 and 2023, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of March 31, 2024, and December 2023, 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
March 31, 2024 (Unaudited)	$—	—	—	—
December 30, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
March 31, 2024 (Unaudited)	$190,000	1,849	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
March 31, 2024 (Unaudited)	$182,500	1,849	—	$1,011
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
March 31, 2024 (Unaudited)	$50,000	1,849	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
March 31, 2024 (Unaudited)	$125,000	1,849	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
March 31, 2024 (Unaudited)	$75,000	1,849
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

March 2029 Notes
March 31, 2024 (Unaudited)	$115,000	1,849	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
March 31, 2024 (Unaudited)	737,500	1,849	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—

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

Note 12. Related Party Transactions

During the three months ended March 31, 2024 and the year ended December 31, 2023, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Note 13. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM“), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements and disclosures.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

On April 16, 2024, the Company caused notice to be issued to the holders of its 2025 Notes regarding the Company’s exercise of its option to redeem a portion of the issued and outstanding 2025 Notes. The Company will redeem $30.0 million in aggregate principal amount of the $182.5 million in aggregate principal amount of outstanding 2025 Notes on May 17, 2024 (the “Redemption Date”). The 2025 Notes will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from March 15, 2024, to, but excluding, the Redemption Date.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. "Risk Factors" of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 6, 2024, including but not limited to the following:

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

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).

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

On January 16, 2020, through a series of transactions, we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P., Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P., and Trinity Sidecar Income Fund, L.P. (collectively, the "Legacy Funds") and all of their respective assets, including their respective investment portfolio, as well as Trinity Capital Holdings, LLC, a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions, we used a portion of the proceeds from our private equity offering and private debt offering that occurred on January 16, 2020.

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

Critical Accounting Estimates and Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. Our critical accounting estimates, including those relating to valuation of investments and income recognition, are described below. Please refer to “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies (“ASC 946”) and measured in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that each of the portfolio investments is sold in a hypothetical transaction in the principal or, as applicable, most advantageous market using market participant assumptions as of the measurement date. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. The Company values its investments at fair value as determined in good faith by the Company’s Board of Directors (“Board”) in accordance with the provisions of ASC 820 and the 1940 Act.

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

In addition, the Company may also be entitled to an end-of-term (“EOT”) payment. EOT payments to be paid at the termination of the debt agreement are accreted into interest income over the contractual life of the debt based on the effective yield method. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $0.2 million in dividend income during the three months ended March 31, 2024 and no dividend income was recorded during the three months ended March 31, 2023.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2024, our investment portfolio had an aggregate fair value of approximately $1,363.9 million and was comprised of approximately $1,010.8 million in secured loans, $277.6 million in equipment financings, and $75.5 million in equity and warrants, across 128 portfolio companies. As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $1,275.2 million and was comprised of approximately $885.3 million in secured loans, $336.8 million in equipment financings, and $53.1 million in equity and warrants, across 120 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Fair		Fair
Type	Cost	Value	Cost	Value
Secured Loans	74.3%	74.1%	69.7%	69.5%
Equipment Financing	19.7%	20.4%	25.5%	26.4%
Warrants	2.3%	2.9%	2.3%	2.6%
Equity	3.7%	2.6%	2.5%	1.5%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of March 31, 2024 and December 31, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2024		December 31, 2023
		Fair		Fair
Geographic Region	Cost	Value	Cost	Value
United States
West	31.9%	32.1%	35.5%	36.5%
Northeast	28.8%	29.2%	29.8%	29.9%
South	13.3%	14.3%	12.8%	13.5%
Mountain	9.6%	9.4%	9.0%	8.7%
Southeast	6.1%	6.2%	3.3%	3.3%
Midwest	5.9%	5.6%	4.9%	4.5%
Senior Credit Corp 2022 LLC (1)	0.9%	1.0%	0.8%	0.9%
International:
Western Europe	1.4%	1.5%	1.7%	1.8%
Canada	2.1%	0.7%	2.2%	0.9%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Senior Credit Corp 2022 LLC is a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Fair		Fair
Industry	Cost	Value	Cost	Value
Finance and Insurance	13.3%	13.9%	10.6%	10.5%
Green Technology	10.5%	11.4%	10.5%	11.2%
Space Technology	8.7%	9.1%	14.1%	14.6%
Consumer Products & Services	6.5%	6.7%	6.5%	6.6%
Real Estate Technology	6.6%	6.5%	7.2%	7.2%
Healthcare Technology	6.2%	6.1%	6.8%	6.6%
Food and Agriculture Technologies	5.9%	5.8%	6.9%	7.0%
Medical Devices	5.0%	5.3%	5.2%	5.5%
Artificial Intelligence & Automation	4.6%	4.7%	2.6%	2.7%
Biotechnology	4.0%	4.2%	4.3%	4.4%
SaaS	3.4%	3.7%	2.6%	2.7%
Marketing, Media, and Entertainment	3.4%	3.4%	3.7%	3.7%
Diagnostics & Tools	3.0%	3.1%	—	—
Education Technology	3.0%	2.9%	1.4%	1.2%
Connectivity	2.5%	2.6%	2.7%	2.7%
Human Resource Technology	2.2%	2.3%	2.4%	2.4%
Transportation Technology	3.1%	2.1%	3.4%	3.1%
Supply Chain Technology	2.2%	1.9%	2.3%	1.9%
Digital Assets Technology and Services	1.9%	1.5%	2.5%	2.8%
Industrials	1.3%	1.4%	1.7%	1.8%
Multi-Sector Holdings (1)	0.9%	1.0%	0.8%	0.9%
Construction Technology	1.8%	0.4%	1.8%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings consists of the Company's investment in Senior Credit Corp 2022 LLC, a joint venture between the Company and the JV Partner. This entity invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the JV represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

As of March 31, 2024 and December 31, 2023, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.1 and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of March 31, 2024 and December 31, 2023, the Company’s ten largest portfolio companies represented approximately 27.1% and 31.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of March 31, 2024 and December 31, 2023, the Company had eight and four portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the three months ended March 31, 2024, we invested approximately $182.9 million in eight new portfolio companies, approximately $57.4 million in 12 existing portfolio companies, and approximately $2.4 million in the JV, excluding deferred fees. During the three months ended March 31, 2024, we received an aggregate of $148.5 million in proceeds from repayments and sales of our investments, including proceeds of approximately $43.4 million from early repayments on our debt investments and $55.4 million sales of debt investments.

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

The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2024 and the year ended December 31, 2023 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Beginning Portfolio, at fair value	$1,275,180	$1,094,386
Purchases, net of deferred fees	240,700	632,754
Non-cash conversion	—	21
Principal payments received on investments	(41,902)	(142,113)
Proceeds from early debt repayments	(43,411)	(169,745)
Sales of investments	(63,228)	(160,068)
Accretion of OID, EOT, and PIK payments	7,172	32,953
Net realized gain/(loss)	1,351	(28,071)
Change in unrealized appreciation/(depreciation)	(12,000)	15,063
Ending Portfolio, at fair value	$1,363,862	$1,275,180

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2024 and December 31, 2023 (dollars in thousands):

		March 31, 2024		December 31, 2023
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$56,991	4.4%	$40,584	3.3%
3.0 - 3.9	Strong Performance	275,107	21.4%	277,867	22.9%
2.0 - 2.9	Performing	875,950	68.0%	805,730	65.9%
1.6 - 1.9	Watch	65,410	5.1%	56,740	4.6%
1.0 - 1.5	Default/Workout	5,539	0.4%	33,452	2.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,278,997	99.3%	1,214,373	99.4%
.	Senior Credit Corp 2022 LLC (1)	9,394	0.7%	7,704	0.6%
Total Debt Investments		$1,288,391	100.0%	$1,222,077	100.0%

(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of both March 31, 2024 and December 31, 2023, our debt investments had a weighted average risk rating score of 2.7.

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

As of March 31, 2024, loans to four portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $67.5 million, and a total fair value of approximately $30.4 million, or 2.4%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three months ended March 31, 2024 and 2023.

Investment Income

The following table sets forth the components of investment income (in thousands). The components of investment income have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation.

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Stated interest income	$37,840	$33,804
Amortization of OID and EOT	6,310	5,049
Acceleration of OID and EOT	951	1,332
PIK interest income	4,091	346
Dividend income	200	—
Other fee income	1,061	1,007
Total investment income	$50,453	$41,538

For the three months ended March 31, 2024, total investment income was approximately $50.5 million, which represents an approximate effective yield of 15.8% on the average investments during the year. For the three months ended March 31, 2023, total investment income was approximately $41.5 million, which represents an approximate effective yield of 15.2% on the average investments during the year. The increase in investment income for the three months ended March 31, 2024 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and higher stated interest rates.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses, and excise taxes. Our operating expenses totaled approximately $25.3 million and $22.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase in our operating expenses for the three months ended March 31, 2024 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 7.00% Notes due 2025 (the “2025 Notes”), the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due 2029 (the “March 2029 Notes”), and the 6.00% Convertible Notes due 2025 (the “Convertible Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $12.1 million and $11.1 million for the three months ended March 31, 2024 and 2023, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discounts, was approximately 7.4% and 7.0% for three months ended March 31, 2024 and 2023, respectively. The increase in interest expense for the three months ended March 31, 2024 was primarily due to increased borrowings and increased base rate under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $9.9 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase in employee compensation expenses for the three months ended March 31, 2024 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of March 31, 2024 and 2023, the Company had 73 and 55 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees, totaled approximately $0.7 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in professional fees expenses for the three months ended March 31, 2024 resulted primarily from a decrease in legal fees, third-party valuation fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $2.0 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase in general and administrative expenses for the three months ended March 31, 2024 was primarily due to additional office rent and related expenses.

Excise Taxes

Our excise taxes totaled approximately $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

Net Investment Income

For the three months ended March 31, 2024, we recognized approximately $50.5 million in total investment income as compared to approximately $25.3 million in total expenses, including excise tax expense, resulting in net investment income of $25.2 million. For the three months ended March 31, 2023 we recognized approximately $41.5 million in total investment income as compared to approximately $22.2 million in total expenses including excise tax expense, resulting in net investment income of $19.3 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the three months ended March 31, 2024, our gross realized gains primarily consisted of the repayment of one equipment financing, and our gross realized losses primarily consisted of the partial sale of one equity position in a portfolio company. During the three months ended March 31, 2023, our gross realized gains primarily consisted of the repayment of one equipment financing, and our gross realized losses primarily consisted of the repayment of our debt positions in two portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three months ended March 31, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Net realized gain/(loss) on investments:
Gross realized gains	$4,277	$539
Gross realized losses	(2,926)	(904)
Total net realized gains/(losses) on investments	$1,351	$(365)

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

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2024 and 2023 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Gross unrealized appreciation	$19,057	$17,803
Gross unrealized depreciation	(28,980)	(14,600)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	(2,077)	317
Total net unrealized gains/(losses) on investments	$(12,000)	$3,520

During the three months ended March 31, 2024, our net unrealized depreciation totaled approximately $12.0 million, which included net unrealized appreciation of $3.8 million from our warrant investments, net unrealized depreciation of $3.4 million from our equity investments and net unrealized depreciation of $12.4 million from our debt investments.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended March 31, 2024, totaled approximately $14.5 million. Net increase in net assets resulting from operations during the three months ended March 31, 2023, totaled approximately $22.5 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2024, basic and diluted net increase in net assets per common share were $0.31 and 0.30, respectively. For the three months ended March 31, 2023, basic and diluted net decrease in net assets per common share was $0.64 and $0.60, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the 2025 Notes offering, the Convertible Notes offering, the August 2026

Notes offering, the December 2026 Notes offering and the March 2029 Notes offering, borrowings under the KeyBank Credit Facility, and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the three months ended March 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $7.2 million, which is the net result of $88.6 million of cash provided by financing activities, offset by $81.4 million of cash used in operating activities and less than $0.1 million of cash used in investing activities. During the three months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $2.3 million, which is the net result of $22.7 million of cash used in financing activities and $0.3 million of cash used in investing activities, offset by $20.7 million of cash provided by operating activities.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $12.0 million and $4.8 million, respectively, of which $4.9 million and $3.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of March 31, 2024 and December 31, 2023, we had approximately $160.0 million and $137.0 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of March 31, 2024, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2024, our asset coverage ratio was approximately 184.9% and our asset coverage ratio per unit was approximately $1,849. As of December 31, 2023, our asset coverage ratio was approximately 194.7% and our asset coverage ratio per unit was approximately $1,947.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with the JV to fund capital contributions through June 2026 in the amount of $21.4 million, of which $8.0 million and $10.4 million was unfunded as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any other off-balance sheet financings or liabilities as of March 31, 2024 or December 31, 2023, respectively.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2024 and December 31, 2023 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of March 31, 2024 and December 31, 2023, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2024, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$190,000	$—	$—	$190,000
2025 Notes	182,500	—	—	—	182,500
Convertible Notes	—	50,000	—	—	50,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
March 2029 Notes	—	—	115,000	—	115,000
Operating Leases	743	3,001	1,966	1,429	7,139
Total Contractual Obligations	$183,243	$443,001	$116,966	$1,429	$744,639

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
			Total	$7.17

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On April 30, 2024, the last reported closing sales price of our common stock on Nasdaq was $15.17 per share, which represented a premium of approximately 17.8% to our net asset value per share of $12.88 as of March 31, 2024. As of April 30,

2024, we had approximately 56 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2024
Second Quarter (through April 30, 2024)	*	$15.26	$14.03	*	*	*
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51
Year Ending December 31, 2023
Fourth Quarter	$13.19	$15.40	$13.33	16.7%	1.0%	$0.50
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(4)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(4)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47
Year Ending December 31, 2022
Fourth Quarter	$13.15	$13.82	$10.24	5.1%	(22.1)%	$0.61	(4)
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(4)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(4)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(4)

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

Refer to “Note 12 – Related Party Transactions” included in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Recent Developments

On April 16, 2024, we caused notice to be issued to the holders of our 2025 Notes regarding our exercise of our option to redeem a portion of the issued and outstanding 2025 Notes. We will redeem $30.0 million in aggregate principal amount of the $182.5 million in aggregate principal amount of outstanding 2025 Notes on May 17, 2024 (the “Redemption Date”). The 2025 Notes will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from March 15, 2024, to, but excluding, the Redemption Date.

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

As of March 31, 2024, approximately 75.4% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or SOFR, and approximately 24.6% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$27,369	$5,700	$21,669
Up 200 basis points	$18,307	$3,800	$14,507
Up 100 basis points	$9,455	$1,900	$7,555
Down 100 basis points	$(7,392)	$(1,900)	$(5,492)
Down 200 basis points	$(12,571)	$(3,800)	$(8,771)
Down 300 basis points	$(17,240)	$(5,700)	$(11,540)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of March 31, 2024, we had four foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of March 31, 2024 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 6, 2024, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

During the three months ended March 31, 2024, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On April 15, 2024, pursuant to its amended and restated distribution reinvestment plan, the Company issued 22,578 shares of its common stock, at a price of $14.03 per share, to stockholders of record as of March 28, 2024 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.1

Fifth Supplemental Indenture, dated as of March 28, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 28, 2024).

4.2	Form of 7.875% Note due 2029 (included as part of and incorporated by reference to Exhibit 4.1 hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: May 1, 2024	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer (Principal Executive Officer)

Dated: May 1, 2024	By:	/s/ Michael Testa
Michael Testa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)