Form 10-Q
period 2024-06-30
Trinity Capital Inc.
filed 2024-08-07
CIK 1786108

whwwrecw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39958

TRINITY CAPITAL INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 N. 1st Street Suite 302 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

(480) 374‑5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRIN	Nasdaq Global Select Market
7.00% Notes Due 2025	TRINL	Nasdaq Global Select Market
7.875% Notes Due 2029	TRINZ	Nasdaq Global Select Market
7.875% Notes Due 2029	TRINI	Nasdaq Global Select Market

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

As of August 6, 2024, the registrant had 53,370,609 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $33,055 and $43,807, respectively)	$29,764	$32,861
Affiliate investments (cost of $26,853 and $11,006, respectively)	29,109	11,335
Non-Control / Non-Affiliate investments (cost of $1,410,470 and $1,264,503, respectively)	1,365,942	1,230,984
Total investments (cost of $1,470,378 and $1,319,316, respectively)	1,424,815	1,275,180
Cash and cash equivalents	46,102	4,761
Interest receivable	13,976	11,206
Deferred credit facility costs	1,765	2,144
Other assets	18,769	17,691
Total assets	$1,505,427	$1,310,982

LIABILITIES
KeyBank Credit Facility	$254,700	$213,000
2025 Notes, net of $1,048 and $2,015, respectively, of unamortized deferred financing costs	151,452	180,485
August 2026 Notes, net of $1,238 and $1,526, respectively, of unamortized deferred financing costs	123,762	123,474
March 2029 Notes, net of $3,218 and $0, respectively, of unamortized deferred financing costs	111,782	—
December 2026 Notes, net of $915 and $1,102, respectively, of unamortized deferred financing costs	74,085	73,898
Convertible Notes, net of $924 and $1,243, respectively, of unamortized deferred financing costs and discount	49,076	48,757
Distribution payable	26,443	23,162
Security deposits	11,169	12,287
Accounts payable, accrued expenses and other liabilities	22,919	24,760
Total liabilities	825,388	699,823

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 51,849,429 and 46,323,712 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	52	46
Paid-in capital in excess of par	708,529	633,740
Distributable earnings/(accumulated deficit)	(28,542)	(22,627)
Total net assets	680,039	611,159
Total liabilities and net assets	$1,505,427	$1,310,982
NET ASSET VALUE PER SHARE	$13.12	$13.19

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$783	$1,083	$1,635	$2,199
Affiliate investments	1,256	84	859	118
Non-Control / Non-Affiliate investments	49,798	43,362	98,735	82,743
Total interest and dividend income	51,837	44,529	101,229	85,060
Fee and other income:
Affiliate investments	835	674	1,702	1,127
Non-Control / Non-Affiliate investments	1,969	842	2,163	1,396
Total fee and other income	2,804	1,516	3,865	2,523
Total investment income	54,641	46,045	105,094	87,583

EXPENSES:
Interest expense and other debt financing costs	13,885	11,985	26,029	23,067
Compensation and benefits	9,944	8,350	19,808	15,967
Professional fees	1,338	1,411	2,058	2,828
General and administrative	2,092	1,549	4,021	3,044
Total expenses	27,259	23,295	51,916	44,906

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	27,382	22,750	53,178	42,677

Excise tax expense	639	653	1,278	1,251

NET INVESTMENT INCOME	26,743	22,097	51,900	41,426

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	(3,916)	—	(3,916)	—
Affiliate investments	—	(26,251)	—	(26,251)
Non-Control / Non-Affiliate investments	(2,572)	(360)	(1,220)	(725)
Net realized gain/(loss) from investments	(6,488)	(26,611)	(5,136)	(26,976)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	5,691	(1,188)	7,655	(780)
Affiliate investments	1,673	26,152	1,926	27,128
Non-Control / Non-Affiliate investments	3,209	(568)	(11,008)	1,568
Net change in unrealized appreciation/(depreciation) from investments	10,573	24,396	(1,427)	27,916

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$30,828	$19,882	$45,337	$42,366

NET INVESTMENT INCOME PER SHARE - BASIC	$0.53	$0.61	$1.07	$1.17
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.51	$0.58	$1.03	$1.10

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.61	$0.55	$0.94	$1.19
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.59	$0.52	$0.90	$1.13

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	50,161,680	36,024,566	48,455,033	35,551,947
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	54,064,395	39,691,361	52,357,748	39,218,742

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended June 30, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of March 31, 2024	48,643,194	$49	$659,194	$(32,927)	$626,316
Issuance of common stock pursuant to distribution reinvestment plan	22,578	—	319	—	319
Stock-based compensation	—	—	2,892	—	2,892
Issuance of restricted stock awards	13,340	—	—	—	—
Issuance of common stock, net of issuance costs	3,224,708	3	46,930	—	46,933
Retired and forfeited shares of restricted stock	(54,391)	—	(806)	—	(806)
Distributions to stockholders	—	—	—	(26,443)	(26,443)
Net increase/(decrease) in net assets resulting from operations	—	—	—	30,828	30,828
Balance as of June 30, 2024	51,849,429	$52	$708,529	$(28,542)	$680,039

Three Months Ended June 30, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of March 31, 2023	35,925,764	$36	$484,951	$(15,317)	$469,670
Issuance of common stock pursuant to distribution reinvestment plan	43,655	—	552	—	552
Stock-based compensation	—	—	2,310	—	2,310
Issuance of restricted stock awards	15,196	—	—	—	—
Issuance of common stock, net of issuance costs	719,329	1	9,539	—	9,540
Retired and forfeited shares of restricted stock	(39,080)	—	(527)	—	(527)
Distributions to stockholders	—	—	—	(19,432)	(19,432)
Net increase/(decrease) in net assets resulting from operations	—	—	—	19,882	19,882
Balance as of June 30, 2023	36,664,864	$37	$496,825	$(14,867)	$481,995

Six Months Ended June 30, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2023	46,323,712	$46	$633,740	$(22,627)	$611,159
Issuance of common stock pursuant to distribution reinvestment plan	46,034	—	658	—	658
Stock-based compensation	—	—	5,343	—	5,343
Issuance of restricted stock awards	766,391	1	(1)	—	—
Issuance of common stock, net of issuance costs	4,877,340	5	71,169	—	71,174
Retired and forfeited shares of restricted stock	(164,048)	—	(2,380)	—	(2,380)
Distributions to stockholders	—	—	—	(51,252)	(51,252)
Net increase/(decrease) in net assets resulting from operations	—	—	—	45,337	45,337
Balance as of June 30, 2024	51,849,429	$52	$708,529	$(28,542)	$680,039

Six Months Ended June 30, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2022	34,960,672	$35	$480,532	$(20,918)	$459,649
Issuance of common stock pursuant to distribution reinvestment plan	97,840	—	1,215	—	1,215
Stock-based compensation	—	—	4,075	—	4,075
Issuance of restricted stock awards	798,296	1	(1)	—	—
Issuance of common stock, net of issuance costs	1,022,309	1	13,587	—	13,588
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)	—	(1,003)
Retired and forfeited shares of restricted stock	(122,562)	—	(1,580)	—	(1,580)
Distributions to stockholders	—	—	—	(36,315)	(36,315)
Net increase/(decrease) in net assets resulting from operations	—	—	—	42,366	42,366
Balance as of June 30, 2023	36,664,864	$37	$496,825	$(14,867)	$481,995

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$45,337	$42,366
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(469,567)	(223,831)
Proceeds from sales and paydowns of investments	328,878	186,265
Net change in unrealized (appreciation)/depreciation from investments	1,427	(27,916)
Net realized (gain)/loss from investments	5,136	26,976
Accretion of original issue discounts and end of term payments on investments	(15,509)	(15,105)
Amortization of deferred financing costs	2,311	2,144
Stock-based compensation	5,343	4,075
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(2,770)	(2,167)
(Increase)/Decrease in other assets	(919)	(4,120)
Increase/(Decrease) in security deposits	(1,118)	(114)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(1,841)	(3,955)
Net cash provided by/(used in) operating activities	(103,292)	(15,382)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(159)	(1,470)
Net cash provided by/(used in) investing activities	(159)	(1,470)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	71,174	13,587
Stock repurchase and cancellation of shares, net of costs	—	(1,003)
Retirement of employee shares	(2,380)	(1,580)
Cash distributions paid	(47,312)	(36,996)
Issuance of debt, net of issuance costs	111,610	—
Repayment of debt	(30,000)	—
Borrowings under Credit Facilities	340,000	147,000
Repayments under Credit Facilities	(298,300)	(102,500)
Net cash provided by/(used in) financing activities	144,792	18,508

Net increase/(decrease) in cash, cash equivalents and restricted cash	41,341	1,656
Cash, cash equivalents and restricted cash at beginning of period	4,761	10,612
Cash, cash equivalents and restricted cash at end of period	$46,102	$12,268

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$21,031	$20,338
Income tax, including excise tax, paid	$2,524	$2,304
Non-cash settlement of investments	$—	$21
Accrued but unpaid distributions	$26,443	$19,432
Distributions reinvested	$658	$1,215

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Ambient Photonics, Inc.	Secured Loan	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	$1,630	$1,783	$1,795	(8)(14)
	Secured Loan	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	1,736	1,897	1,766	(8)(14)
	Secured Loan	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	300	324	305	(8)(14)
Total Ambient Photonics, Inc.					3,666	4,004	3,866

Applied Digital Corporation	Equipment Financing	March 13, 2024	October 1, 2025	Fixed interest rate 19.0%; EOT 0.0%	$6,405	$6,402	$6,504	(9)(10)(14)
	Equipment Financing	March 25, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	9,336	9,332	9,480	(9)(10)(14)(19)
	Equipment Financing	April 24, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	4,879	4,880	4,880	(9)(10)(14)(19)
	Equipment Financing	May 28, 2024	May 1, 2026	Fixed interest rate 16.0%; EOT 0.0%	3,597	3,596	3,596	(10)(14)
	Equipment Financing	June 21, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	11,362	11,361	11,361	(10)(14)
Total Applied Digital Corporation					35,579	35,571	35,821

Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 14, 2029	Variable interest rate SOFR 3 Month Term + 7.32%; EOT 0.0%	$20,500	$20,055	$20,055	(8)(14)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$29,900	$29,763	$29,763	(14)

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	$4,524	$4,824	$4,825	(8)
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	3,578	3,768	3,765	(8)
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	4,527	4,662	4,649	(8)
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	3,549	3,653	3,644	(8)
Total Rigetti & Co, Inc.					16,178	16,907	16,883

Sub-total: Artificial Intelligence & Automation (7.1%)*					$105,823	$106,300	$106,388

Biotechnology
Greenlight Biosciences Inc.	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 22.6%; EOT 8.0%	$74	$146	$212	(14)
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 19.3%; EOT 8.0%	43	85	123	(14)
Total Greenlight Biosciences Inc.					117	231	335

Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	$4,292	$4,454	$4,417	(8)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,743	4,712	(8)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,884	4,856	(8)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,162	5,139	(8)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,162	5,139	(8)
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	1,405	879	893	(8)
Total Pendulum Therapeutics, Inc.					25,000	25,284	25,156

Taysha Gene Therapies, Inc.	Secured Loan	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0%	$30,000	$29,964	$30,641	(8)(9)

Sub-total: Biotechnology (3.7%)*					$55,117	$55,479	$56,132

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Connectivity
Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,387	$15,387	(8)(14)(20)

Sub-total: Connectivity (1.0%)*					$12,600	$15,387	$15,387

Consumer Products & Services
Eterneva, Inc.	Equipment Financing	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$223	$279	$266	(14)
	Equipment Financing	March 16, 2022	April 1, 2026	Fixed interest rate 10.6%; EOT 11.5%	369	438	416
	Equipment Financing	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,092	1,251	1,166
Total Eterneva, Inc.					1,684	1,968	1,848

Gravie, Inc.	Secured Loan	June 4, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$20,000	$19,451	$19,451	(8)(14)

Molekule, Inc.	Equipment Financing	June 19, 2020	December 31, 2024	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$440	(14)(18)
	Equipment Financing	September 29, 2020	December 31, 2024	Fixed interest rate 12.3%; EOT 10.0%	273	347	386	(14)(18)
	Equipment Financing	December 18, 2020	December 31, 2024	Fixed interest rate 11.9%; EOT 10.0%	473	584	668	(14)(18)
	Equipment Financing	August 25, 2021	December 31, 2024	Fixed interest rate 11.3%; EOT 10.0%	385	454	545	(14)(18)
Total Molekule, Inc.					1,443	1,980	2,039

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$5,000	$5,017	$5,011	(8)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	5,000	4,974	5,047	(8)
Total Ogee, Inc.					10,000	9,991	10,058

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0%	$1,443	$1,522	$1,513	(8)

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	$10,694	$11,083	$11,147	(8)
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	1,528	1,588	1,600	(8)
Total Quip NYC, Inc.					12,222	12,671	12,747

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$4,449	$4,517	$4,566	(8)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	4,000	3,961	4,050	(8)
Total Rinse, Inc.					8,449	8,478	8,616

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0%	$2,384	$2,421	$2,351	(8)

UnTuckIt, Inc.	Secured Loan	January 16, 2020	September 1, 2025	Fixed interest rate 12.0%; EOT 4.5%	$5,945	$6,729	$6,649	(14)

VitaCup, Inc.	Secured Loan	June 23, 2021	January 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0%	$6,000	$5,969	$5,753	(8)

Whoop, Inc.	Secured Loan	May 17, 2023	June 1, 2028	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5%	$22,739	$22,407	$22,730	(8)(9)(19)
	Secured Loan	March 1, 2024	April 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5%	9,739	9,126	9,214	(8)(9)(19)
Total Whoop, Inc.					$32,478	$31,533	$31,944

Sub-total: Consumer Products & Services (6.8%)*					$102,048	$102,713	$102,969

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Diagnostics & Tools
Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.9%; EOT 4.8%	$42,500	$41,586	$41,622	(8)(14)

Sub-total: Diagnostics & Tools (2.8%)*					$42,500	$41,586	$41,622

Digital Assets Technology and Services
Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$6,147	$7,063	$6,955	(10)

Sub-total: Digital Assets Technology and Services (0.5%)*					$6,147	$7,063	$6,955

Education Technology
Edblox, Inc.	Secured Loan	March 19, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.8%; EOT 2.5%	$15,000	$14,747	$14,525	(8)(9)(14)

Medical Sales Training Holding Company	Secured Loan	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	$5,175	$5,492	$5,328	(8)(14)
	Secured Loan	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	1,825	1,928	1,842	(8)(14)
Total Medical Sales Training Holding Company					7,000	7,420	7,170

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$6,133	(14)
	Secured Loan	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	2,047	(14)
Total Yellowbrick Learning, Inc.					10,000	10,500	8,180

Sub-total: Education Technology (2.0%)*					$32,000	$32,667	$29,875

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Finance and Insurance
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5%	$24,446	$24,632	$24,573	(8)
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5%	15,000	15,105	15,156	(8)
Total Bestow, Inc.					39,446	39,737	39,729

Busbot, Inc.	Secured Loan	April 1, 2024	October 1, 2026	Variable interest rate SOFR 30 Day Forward + 11.5% or Floor rate 13.5%; EOT 0.0%	$6,380	$6,184	$6,184	(8)(10)(12)(14)

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$14,507	$14,370	$14,748	(8)(9)(14)(15)(19)

Empower Financial, Inc.	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$11,622	$11,418	$11,759	(8)(9)(19)
	Secured Loan	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	2,902	2,773	2,872	(8)(9)(19)
	Secured Loan	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,353	4,156	4,305	(8)(9)(19)
	Secured Loan	April 9, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,348	4,002	4,002	(8)(9)(19)
	Secured Loan	May 15, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	14,495	14,511	14,511	(8)(19)
Total Empower Financial, Inc.					37,720	36,860	37,449

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0%	$6,809	$7,019	$6,914	(8)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.0%; EOT 1.0%	$12,500	$12,359	$12,483	(8)

Openly Holdings Corp.	Secured Loan	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8%	$2,833	$2,858	$2,869	(8)(9)(19)
	Secured Loan	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8%	5,669	5,711	5,782	(8)(9)(19)
	Secured Loan	June 22, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8%	14,189	14,262	14,634	(8)(9)(19)
Total Openly Holdings Corp.					22,691	22,831	23,285

Parafin SPV 2, LLC	Secured Loan	February 22, 2024	December 21, 2026	Variable interest rate SOFR 30 Day Forward + 10.8% or Floor rate 12.8%; EOT 0.0%	$13,909	$13,588	$13,588	(8)(10)(12)(14)

Slope Tech, Inc.	Secured Loan	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 11.8% or Floor rate 11.8%; EOT 0.0%	$830	$710	$710	(8)(10)(12)(14)

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0%	$11,502	$11,812	$11,952	(8)

Sub-total: Finance and Insurance (11.1%)*					$166,294	$165,470	$167,042

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,854	$20,714	$20,230
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,960	5,162	5,050
	Equipment Financing	December 15, 2023	January 1, 2028	Fixed interest rate 11.2%; EOT 8.0%	5,061	5,152	5,393	(9)(19)
Total Athletic Brewing Company, LLC					29,875	31,028	30,673

Bowery Farming, Inc.	Secured Loan	September 10, 2021	September 10, 2026	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 1.0%; EOT 0.0%	$7,652	$6,938	$2,735	(8)(14)(18)

Daring Foods, Inc.	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	$39	$84	$83
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	166	244	241
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	630	789	777
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	308	376	370
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	179	208	206
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	453	520	515
Total Daring Foods, Inc.					1,775	2,221	2,192

DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$9,170	$9,720	$9,711	(9)(19)

Emergy, Inc.	Equipment Financing	December 15, 2021	July 1, 2026	Fixed interest rate 11.2%; EOT 11.5%	$4,148	$4,956	$4,147
	Equipment Financing	December 13, 2022	July 1, 2027	Fixed interest rate 8.8%; EOT 11.5%	7,204	7,988	6,681	(9)
Total Emergy, Inc.					11,352	12,944	10,828

Intelligent Brands, Inc. (f.k.a. Sun Basket, Inc.)	Secured Loan	December 31, 2020	September 30, 2024	Fixed interest rate 20.0%; EOT 5.8%	$8,881	$9,947	$8,522

The Fynder Group, Inc.	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	$1,169	$1,387	$1,351

Sub-total: Food and Agriculture Technologies (4.4%)*					$69,874	$74,185	$66,012

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Green Technology
Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$216	$318	$315

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$221	$420	$414
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	85	142	140
	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	3,659	3,720	3,868	(9)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	22,086	21,873	21,873
Total Commonwealth Fusion Systems, LLC					26,051	26,155	26,295

Crusoe Energy Systems LLC	Equipment Financing	March 1, 2024	March 1, 2029	Fixed interest rate 12.7%; EOT 0.0%	$8,794	$8,711	$8,768	(9)(14)(19)

Dandelion Energy, Inc.	Equipment Financing	June 25, 2024	July 1, 2025	Fixed interest rate 15.9%; EOT 0.0%	$1,826	$1,807	$1,807	(9)

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,091	$1,243	$1,224
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	4,273	4,370	4,480	(9)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	7,602	7,569	7,569
Total Electric Hydrogen Co.					12,966	13,182	13,273

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$1,748	$1,813	$1,835
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	2,348	2,367	2,393
Total Hi-Power, LLC					4,096	4,180	4,228

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$3,672	$4,217	$4,029	(14)
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	1,901	2,147	2,066	(14)
Total SeaOn Global, LLC					5,573	6,364	6,095

Edeniq, Inc.	Secured Loan	November 30, 2021	June 1, 2025	Fixed interest rate 11.0%; EOT 5.7%	$1,951	$1,816	$2,172	(14)(20)

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$18,668	$18,162	$17,759	(8)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	18,668	18,114	17,708	(8)
Total Footprint International Holding, Inc.					37,336	36,276	35,467

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$24,158	$24,842	$24,271

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%+PIK Interest Rate 4.3%; EOT 3.0%	$13,800	$15,212	$15,006	(8)(9)(15)
	Secured Loan	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 13.5%; EOT 3.0%	7,200	7,242	7,145	(8)(9)
	Secured Loan	January 19, 2024	February 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.5%; EOT 3.0%	6,000	5,624	5,715	(8)(9)
Total RTS Holding, Inc.					27,000	28,078	27,866

Sub-total: Green Technology (10.0%)*					$149,967	$151,729	$150,557

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Healthcare Technology
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$337	$1,077	$1,069

Dentologie Enterprises, Inc.	Secured Loan	October 14, 2022	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0%	$3,000	$3,026	$3,032	(8)(9)
	Secured Loan	December 15, 2023	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0%	4,200	4,151	4,329	(8)(9)
Total Dentologie Enterprises, Inc.					7,200	7,177	7,361

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	$1,593	$1,776	$1,754	(8)
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	2,888	3,022	2,958	(8)
	Secured Loan	July 7, 2023	January 1, 2028	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	5,000	4,989	5,060	(8)
Total Lark Technologies, Inc.					9,481	9,787	9,772

Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 3.8%	$12,500	$12,411	$12,529	(8)(14)

RXAnte, Inc.	Secured Loan	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	$8,452	$8,484	$8,649	(8)(9)(15)(19)
	Secured Loan	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,810	2,786	2,936	(8)(9)(15)(19)
	Secured Loan	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,782	2,749	2,873	(8)(9)(15)(19)
Total RXAnte, Inc.					14,044	14,019	14,458

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	$5,000	$5,102	$4,799	(8)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	15,000	15,206	15,192	(8)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	10,000	10,036	10,292	(8)
Total TMRW Life Sciences, Inc.					30,000	30,344	30,283

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(14)(20)

Sub-total: Healthcare Technology (5.0%)*					$74,062	$75,315	$75,972

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	December 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0%	$30,275	$30,975	$30,157	(8)

Sub-total: Human Resource Technology (2.0%)*					$30,275	$30,975	$30,157

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	October 1, 2024	Fixed interest rate 9.3%; EOT 9.0%	$1,318	$1,628	$1,613
	Equipment Financing	April 12, 2022	October 1, 2024	Fixed interest rate 2.3%; EOT 9.0%	716	850	844
Total 3DEO, Inc.					2,034	2,478	2,457

Formlogic Corporation	Equipment Financing	December 28, 2023	January 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	$4,357	$4,354	$4,392	(9)
	Equipment Financing	April 25, 2024	May 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	377	374	374	(9)
Total Formlogic Corporation					4,734	4,728	4,766

Sub-total: Industrials (0.5%)*					$6,768	$7,206	$7,223

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan	October 17, 2022	April 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5%	$10,203	$10,196	$10,453	(8)(14)(15)

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$3,784	$3,842	$3,862	(8)

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$2,248	$3,397	$2,977	(14)

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8%	$9,576	$9,935	$9,915	(8)

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$10,506	$10,547	$10,950	(8)(9)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,260	5,467	(8)(9)(19)
Total Vox Media Holdings, Inc.					15,757	15,807	16,417

Sub-total: Marketing, Media, and Entertainment (2.9%)*					$41,568	$43,177	$43,624

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 12.6%; EOT 7.5%	$25,000	$24,349	$24,348	(14)

Convergent Dental, Inc.	Secured Loan	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0%	$12,000	$11,890	$12,030	(8)(9)
	Secured Loan	February 29, 2024	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5%	6,000	5,893	6,051	(8)(9)
Total Convergent Dental, Inc.					18,000	17,783	18,081

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.0% or Floor rate 11.0%; EOT 3.0%	$20,000	$19,920	$20,352	(8)(14)

Neuros Medical, Inc.	Secured Loan	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	$6,000	$5,969	$6,180	(8)(9)

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$15,000	$14,797	$14,797	(8)(14)

Revelle Aesthetics, Inc.	Secured Loan	May 30, 2023	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0%	$15,000	$14,986	$15,136	(8)(14)
	Secured Loan	May 10, 2024	May 30, 2029	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0%	10,000	9,859	9,859	(8)(14)
Total Revelle Aesthetics, Inc.					25,000	24,845	24,995

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$11,250	$11,189	$11,312	(8)(9)

Velentium, Inc.	Secured Loan	May 24, 2024	June 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 4.0%	$10,000	$9,765	$9,765	(8)(14)

Sub-total: Medical Devices (8.6%)*					$130,250	$128,617	$129,830

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$11,335	$11,335	$11,335	(10)(14)(20)

Sub-total: Multi-Sector Holdings (0.8%)*					$11,335	$11,335	$11,335

Real Estate Technology
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$2,086	$2,340	$2,325
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	3,041	3,379	3,380
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	2,467	2,721	2,739
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	3,065	3,356	3,402
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	2,610	2,839	2,881
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	1,749	1,891	1,936
Total BlueGround US, Inc.					15,018	16,526	16,663

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5%	$5,000	$5,230	$4,671	(8)

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Variable interest rate Prime + 6.8% or Floor rate 15.3%; EOT 0.0%	$23,644	$21,576	$20,209	(8)
	Secured Loan	December 6, 2023	November 1, 2026	Variable interest rate SOFR 30 Day Forward + 9.0% or Floor rate 11.8%; EOT 0.0%	1,742	3,917	3,917	(8)(12)(14)
Total Knockaway, Inc.					25,386	25,493	24,126

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0%	$15,000	$15,270	$14,503	(8)

Orchard Technologies, Inc.	Secured Loan	January 1, 2024	January 1, 2029	Variable interest rate Prime + 8.0% or Floor rate 15.0%; EOT 3.0%	$28,540	$28,658	$26,998	(8)

Sub-total: Real Estate Technology (5.8%)*					$88,944	$91,177	$86,961

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
BackBlaze, Inc.	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	$35	$205	$239
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	18	47	46
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	584	893	868
Total BackBlaze, Inc.					637	1,145	1,153

Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate PRIME + 4.8% or Floor rate 12.0%+PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,330	$20,057	$19,738	(8)(9)(15)

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$5,000	$4,795	$4,795	(8)(14)

Sub-total: SaaS (1.7%)*					$25,967	$25,997	$25,686

Space Technology
Astranis Space Technology Corporation	Equipment Financing	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$9,411	$9,741	$10,040	(9)(19)

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5%	$20,000	$20,552	$20,612	(8)

Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$204	$204	$206
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	2,242	2,237	2,259
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	1,684	1,680	1,702
	Equipment Financing	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	3,092	3,086	3,151	(9)
	Equipment Financing	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	785	778	809	(9)
	Equipment Financing	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	330	329	342	(9)(19)
	Equipment Financing	March 29, 2023	March 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	1,033	1,030	1,064	(9)(19)
	Equipment Financing	September 28, 2023	September 1, 2027	Fixed interest rate 17.7%; EOT 0.0%	532	530	540	(9)(19)
	Equipment Financing	June 27, 2024	June 1, 2028	Fixed interest rate 17.6%; EOT 0.0%	5,447	5,420	5,420
Total Hadrian Automation, Inc.					15,349	15,294	15,493

Hermeus Corporation	Equipment Financing	August 9, 2022	March 1, 2026	Fixed interest rate 9.6%; EOT 6.0%	$563	$613	$601	(9)
	Equipment Financing	October 11, 2022	May 1, 2026	Fixed interest rate 11.8%; EOT 6.0%	541	578	572	(9)(19)
	Equipment Financing	April 12, 2023	November 1, 2026	Fixed interest rate 12.6%; EOT 6.0%	770	791	799	(9)(19)
	Equipment Financing	October 24, 2023	May 1, 2027	Fixed interest rate 14.0%; EOT 6.0%	448	446	458	(9)(19)
	Equipment Financing	February 8, 2024	September 1, 2027	Fixed interest rate 13.7%; EOT 6.0%	651	640	655	(9)(19)
Total Hermeus Corporation					$2,973	$3,068	$3,085

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,970	$1,925	$1,925	(14)

Rocket Lab USA, Inc.	Equipment Financing	December 29, 2023	January 1, 2029	Fixed interest rate 12.6%; EOT 1.0%	$50,264	$49,506	$49,957	(9)(10)

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0%	$3,719	$3,863	$3,462	(8)

Sub-total: Space Technology (6.9%)*					$103,686	$103,949	$104,574

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.0%	$20,000	$19,589	$20,195	(8)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	June 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$500	$496	$496	(14)

Sub-total: Supply Chain Technology (1.4%)*					$20,500	$20,085	$20,691

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	September 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	$3,715	$3,976	$1,958	(8)(18)
	Secured Loan	December 15, 2021	September 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,274	2,379	1,199	(8)(18)
	Secured Loan	February 23, 2022	September 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,843	2,974	1,499	(8)(18)
	Secured Loan	March 16, 2022	September 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,411	3,569	1,799	(8)(18)
	Secured Loan	April 18, 2022	September 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,843	2,974	1,499	(8)(18)
	Secured Loan	April 18, 2022	September 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,843	2,974	1,499	(8)(18)
	Secured Loan	May 17, 2022	September 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	5,685	5,948	2,998	(8)(18)
	Secured Loan	June 22, 2022	September 30, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,843	2,974	1,499	(8)(18)
Total NextCar Holding Company, Inc.					26,457	27,768	13,950

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,000	$9,003	$8,902	(8)(9)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	350	343	291	(9)
Total Get Spiffy, Inc.					9,350	9,346	9,193

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$5,000	$5,036	$4,768	(8)

Sub-total: Transportation Technology (1.9%)*					$40,807	$42,150	$27,911

Total: Debt Securities- United States (89.6%)*					$1,316,532	$1,332,562	$1,306,903

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc.	Secured Loan	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%	$10,094	$10,491	$2,939	(8)(10)(14)(18)
	Secured Loan	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%	5,329	5,527	1,550	(8)(10)(14)(18)
	Secured Loan	June 21, 2023	August 30, 2024	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 0.0%	2,856	2,856	811	(8)(10)(14)(18)
Total Nexii Building Solutions, Inc.					18,279	18,874	5,300

Sub-total: Construction Technology (0.4%)*					$18,279	$18,874	$5,300

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	June 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,000	$6,000	(8)(10)(20)

Sub-total: Supply Chain Technology (0.4%)*					$6,000	$6,000	$6,000

Total: Debt Securities- Canada (0.8%)*					$24,279	$24,874	$11,300
Debt Securities- Europe

Industrials
Aledia, Inc.	Equipment Financing	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$4,992	$6,181	$6,105	(10)
	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	427	499	493	(10)
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	646	735	728	(10)
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	1,101	1,237	1,231	(10)
Total Aledia, Inc.					7,166	8,652	8,557

Sub-total: Industrials (0.6%)*					$7,166	$8,652	$8,557

Space Technology
All.Space Networks, Limited.	Secured Loan	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5%	$8,562	$8,639	$8,459	(8)(10)(14)

Sub-total: Space Technology (0.6%)*					$8,562	$8,639	$8,459

Total: Debt Securities- Europe (1.1%)*					$15,728	$17,291	$17,016

Total: Debt Securities (88.7%)*					$1,356,539	$1,374,727	$1,335,219

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$47	$192

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$38	(17)

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$222

Presto Automation, Inc.	Warrant	January 16, 2020	April 28, 2027	Preferred Series A	402,679	$0.37	$185	$—	(7)(17)
	Warrant	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	—	(7)
Total Presto Automation, Inc.							213	—

Sub-Total: Artificial Intelligence & Automation (0.0%)*							$334	$452

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$43	$25	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	17	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	89	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	727
Total Pendulum Therapeutics, Inc.							785	858

Sub-Total: Biotechnology (0.1%)*							$785	$858

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,736

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(20)

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$—

Sub-Total: Connectivity (0.2%)*							$989	$2,736

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$—	(17)(20)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—	(20)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	5	(17)(20)
Total Project Frog, Inc.							38	5

Sub-total: Construction Technology (0.0%)*							$38	$5

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$639	$26	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	3	(17)
Total BaubleBar, Inc.							711	29

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$55	(17)

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	154,964	$2.68	$367	$378

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$57

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$300	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	100
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	80
Total Madison Reed, Inc.							312	480

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	259,221	$0.68	$57	$105	(17)
	Warrant	September 29, 2023	September 29, 2033	Preferred Series A-3	259,221	$0.68	52	105	(17)
Total Ogee, Inc.							109	210

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$153
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	64
Total Portofino Labs, Inc.							259	217

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$203	$—	(17)

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$394	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$1

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$224

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$—	(17)

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$3	(17)
	Warrant	November 22, 2023	November 22, 2033	Common Stock	51,225	$0.41	—	—
Total VitaCup, Inc.							9	3

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$2,257	(9)(19)

Sub-Total: Consumer Products & Services (0.3%)*							$4,128	$4,305

Diagnostics & Tools
Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$368	(17)

Sub-total: Diagnostics & Tools (0.0%)*							$644	$368

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Education Technology
Edblox, Inc.	Warrant	March 19, 2024	March 19, 2034	Common Stock	111,458	$1.71	$153	$119	(9)

Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	130,853	$7.74	$108	$257
	Warrant	April 17, 2024	April 17, 2034	Common Stock	21,771	$7.74	43	43
Total Medical Sales Training Holding Company							151	300

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$424	$419

Finance and Insurance
Busbot, Inc.	Warrant	April 1, 2024	April 1, 2034	Common Stock	44,133	$0.96	$86	$53	(10)

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,561

Empower Financial, Inc.	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$1,493	(9)(19)

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.01	$10	$—	(17)

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$65

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$123	(10)

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	954,979	$0.95	$285	$1,686	(17)

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$425	(10)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	100	(10)
Total Slope Tech, Inc.							221	525

ZenDrive, Inc.	Warrant	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$—

Sub-Total: Finance and Insurance (0.4%)*							$1,911	$5,506

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B	3,741	$140.21	$287	$313	(17)

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$—
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	—
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	—
	Warrant	December 29, 2023	December 29, 2030	Common Stock	114,725	$0.01	29	—
Total Bowery Farming, Inc.							1,216	$—

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$149

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$82	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Stock	12,010	$18.89	26	416	(9)(19)
Total DrinkPak, LLC							33	498

Emergy, Inc.	Warrant	October 5, 2022	October 5, 2032	Common Stock	4,051	$3.96	$181	$—	(9)

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$4,276

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total Intelligent Brands, Inc.							657	—

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$15

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Common Stock	20,181	$2.13	$79	$56

Sub-Total: Food and Agriculture Technologies (0.4%)*							$2,742	$5,307

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$13

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$213	(11)(17)(20)
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	448	(11)(17)(20)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	—	(11)(17)(20)
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	1,348	(11)(17)(20)
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	1,520	(17)(20)
Total Edeniq, Inc.							7	3,529

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
Total Footprint International Holding, Inc.							4,614	—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$189
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	109
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	177
Total Mainspring Energy, Inc.							853	475

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$121	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	54	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	169	(9)(17)
Total RTS Holding, Inc.							580	344

Sub-Total: Green Technology (0.3%)*							$6,090	$4,361

Healthcare Technology
Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$186	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$25

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$485	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	2,681	(17)
Total Hospitalists Now, Inc.							462	3,166

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$2
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	2
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	2
Total Lark Technologies, Inc.							493	6

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$128	(17)

RXAnte, Inc.	Warrant	November 21, 2022	November 21, 2032	Preferred A	16,517	$10.00	$89	$173	(9)(17)(19)
	Warrant	April 7, 2023	April 6, 2033	Preferred A	5,518	$10.00	25	58	(9)(17)
	Warrant	October 17, 2023	October 16, 2033	Preferred A	5,506	$10.00	37	58	(9)(17)
Total RXAnte, Inc.							151	289

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A	268,983	$2.09	$80	$1	(17)
	Warrant	March 3, 2023	March 3, 2033	Preferred Class A	268,983	$2.09	80	1	(17)
Total TMRW Life Sciences, Inc.							160	2

Sub-Total: Healthcare Technology (0.3%)*							$1,560	$3,802

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$25

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$206

Sub-Total: Human Resource Technology (0.0%)*							$134	$231

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

SBG Labs, Inc.	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	$8	$50	(17)
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	23	(17)
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	388	(17)
Total SBG Labs, Inc.							77	461

Sub-total: Industrials (0.0%)*							$170	$461

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$150

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$35	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$620

Sub-Total: Marketing, Media, and Entertainment (0.1%)*							$798	$805

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	1,177,261	$0.99	$769	$758

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$119	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,289	$0.69	$29	$42	(9)(17)

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	798,085	$0.38	$71	$81	(9)(17)

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A Preferred	119,760	$5.01	$64	$74	(17)

Revelle Aesthetics, Inc.	Warrant	May 30, 2023	May 30, 2033	Preferred Series A-2	549,056	$2.16	$151	$1	(17)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Preferred Series D	623,615	$0.54	$120	$114	(9)(17)

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Preferred Class B	9,363	$53.40	$151	$155	(17)

Sub-Total: Medical Devices (0.1%)*							$1,848	$1,344

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Real Estate Technology
Homelight, Inc.	Warrant	October 1, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$—

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$85.27	$208	$—
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$1.00	—	—
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	—	(17)
Total Knockaway, Inc.							473	—

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$24
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	25
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	13
	Warrant	May 10, 2024	May 10, 2034	Common Stock	303,562	$0.27	83	70
Total Maxwell Financial Labs, Inc.							286	132

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$—	(17)

Sub-Total: Real Estate Technology (0.0%)*							$760	$132

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$—

Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	30,666	$15.87	$440	$521	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Preferred Class B Common	499,366	$0.36	$166	$98	(9)(17)

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$782	(17)
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	177	(17)
Total Crowdtap, Inc.							51	959

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$13	(17)
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	18	(17)
Total Gtxcel, Inc.							166	31

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$1,175	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$86

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	74,626	$1.98	$183	$182

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$51	(9)

Sub-Total: SaaS (0.2%)*							$2,118	$3,103

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$83	$289	(9)(19)

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$30
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	3
Total Axiom Space, Inc.							160	33

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,290	$6.24	$144	$51	(9)(19)

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	69,726	$1.91	$280	$282

Rocket Lab USA, Inc.	Warrant	December 29, 2023	December 29, 2027	Common Stock	572,656	$4.87	$1,772	$1,445	(7)(9)(10)

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75	$256	$19	(17)

Sub-Total: Space Technology (0.1%)*							$2,695	$2,119

Supply Chain Technology
Macrofab, Inc.	Warrant	July 21, 2023	July 21, 2033	Common Stock	622,353	$2.02	$332	$156
	Warrant	April 11, 2024	April 11, 2034	Common Stock	392,157	$0.01	254	192
	Warrant	January 29, 2024	January 29, 2034	Common Stock	322,013	$2.02	128	80
Total Macrofab, Inc.							714	428

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	44,470	$1.99	$70	$100

Sub-Total: Supply Chain Technology (0.0%)*							$784	$528

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$133	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Stock	328,369	$1.29	$35	$—	(13)(17)
	Warrant	February 23, 2022	February 23, 2027	Preferred Stock	25,653	$1.29	3	—	(13)(17)
	Warrant	March 16, 2022	March 16, 2027	Preferred Stock	30,784	$1.29	3	—	(13)(17)
	Warrant	April 18, 2022	April 18, 2027	Preferred Stock	282,192	$1.29	7	—	(13)(17)
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock	410,462	$1.29	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,275	$4.34	$95	$134

Sub-Total: Transportation Technology (0.0%)*							$721	$267

Total: Warrant Investments- United States (2.5%)*							$29,673	$37,109

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Canada

Construction Technology
Nexii Building Solutions, Inc.	Warrant	August 27, 2021	August 27, 2026	Common Stock	63,175	$15.83	$410	$—	(10)(13)
	Warrant	June 8, 2022	June 8, 2027	Common Stock	24,123	$20.73	204	—	(10)(13)
Total Nexii Building Solutions, Inc.							614	—

Sub-Total: Construction Technology (0.0%)*							$614	$—

Total: Warrant Investments- Canada (0.0%)*							$614	$—

Warrant Investments- Europe

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Preferred Series D-3	11,771	$149.01	$130	$325	(10)(13)(17)

Sub-Total: Information (0.0%)*							$130	$325

Space Technology
All.Space Networks, Limited.	Warrant	August 22, 2022	August 22, 2032	Common Stock	71,203	$21.79	$113	$3	(10)

Sub-Total: Space Technology (0.0%)*							$113	$3

Total: Warrant Investments- Europe (0.0%)*							$243	$328

Total: Warrant Investments- (2.5%)*							$30,530	$37,437

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Artificial Intelligence & Automation
Rigetti & Co, Inc.	Equity	February 25, 2022	50,000	Common Stock	$500	$54	(7)
	Equity	May 18, 2021	757,297	Common Stock	506	810	(7)
Total Rigetti & Co, Inc.					1,006	864

Sub-Total: Artificial Intelligence & Automation (0.1%)*					$1,006	$864

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6	$500	$565	(17)

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(20)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	2,196	(16)(20)
Total Vertical Communications, Inc.					3,966	2,196

viaPhoton Inc.	Equity	May 23, 2024	740,000	SAFE Note	$370	$370

Sub-Total: Connectivity (0.2%)*					$4,836	$3,131

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$351	$—	(17)(20)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	—	(17)(20)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—	(20)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	92	(17)(20)
Total Project Frog, Inc.					4,621	92

Sub-Total: Construction Technology (0.0%)*					$4,621	$92

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$774	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,320	Preferred Series B-1	$500	$—	(17)

Sub-Total: Consumer Products & Services (0.1%)*					$1,000	$774

Finance and Insurance
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Empower Financial, Inc.	Equity	May 15, 2024	2,810,235	Preferred Series C-1 Preferred	$20,000	$20,147	(17)
	Equity	May 15, 2024	300,285	Common Stock	4,023	1,370
Total Empower Financial, Inc.					24,023	21,517

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D	$500	$515	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$493	(10)(17)

Sub-Total: Finance and Insurance (1.5%)*					$25,413	$22,525

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	7,595	Common Stock	$500	$—

Intelligent Brands, Inc. (f.k.a. Pruvit Ventures, Inc.)	Equity	January 16, 2020	30,357	Common Stock	$537	$3

Sub-Total: Food and Agriculture Technologies (0.0%)*					$1,037	$3

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Green Technology
Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$1,652	(17)(20)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,314	(17)(20)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	2,916	(17)(20)
Total Edeniq, Inc.					—	5,882

Electric Hydrogen Co.	Equity	April 6, 2023	87,087	Preferred Series C	$500	$542	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$389	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series D	$334	$397	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series D-1	405	393	(9)(17)
Total RTS Holding, Inc.					739	790

Sub-Total: Green Technology (0.5%)*					$1,739	$7,603

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B	$300	$373	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$101	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	116	(17)
Total Emerald Cloud Lab, Inc.					629	217

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$85	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(20)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(20)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(20)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-Total: Healthcare Technology (0.0%)*					$8,149	$675

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Preferred Series D-1	$500	$55	(17)

Sub-Total: Human Resource Technology (0.0%)*					$500	$55

Industrials
SBG Labs, Inc.	Equity	July 29, 2023	21,730	Preferred Series A-1	$13	$46	(17)
	Equity	October 10, 2023	6,332	Preferred Series A-1	4	14	(17)
	Equity	January 12, 2024	12,205	Preferred Series A-1	7	27	(17)
	Equity	May 6, 2024	4,117	Preferred Series A-1	4	9	(17)
	Equity	June 9, 2024	2,617	Preferred Series A-1	2	6	(17)
	Equity	May 20, 2024	126,641	Preferred Series A-1	110	275	(17)
Total SBG Labs, Inc.					140	377

Sub-Total: Industrials (0.0%)*					$140	$377

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Equity	January 30, 2023	-	Preferred	$4,858	$5,611	(7)(10)(17)(20)

EPT 16 LLC	Equity	June 28, 2024	-	Preferred	$4,000	$4,000	(7)(10)(17)(20)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	-	Preferred	$1	$1,504	(10)(20)

Sub-Total: Multi-Sector Holdings (0.7%)*					$8,859	$11,115

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	—	(17)
Total Knockaway Inc.					750	—

Orchard Technologies, Inc.	Equity	August 6, 2021	74,406	Preferred Series D	$500	$—	(17)
	Equity	March 16, 2023	50,000	Preferred Series 1	500	—	(17)
Total Orchard Technologies, Inc.					1,000	—

Maxwell Financial Labs, Inc	Equity	January 22, 2021	135,641	Preferred Series B	$500	$147	(17)
	Equity	May 10, 2024	229,972	Preferred Series B-1	365	368	(17)
Total Maxwell Financial Labs, Inc					865	515

Sub-Total: Real Estate Technology (0.0%)*					$2,615	$515

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$509	(9)(17)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$579	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$210	(9)(17)

Sub-total: SaaS (0.1%)*					$1,325	$1,298

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Series C Prime Preferred	$300	$151	(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	640	(17)
					900	791

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C	$521	$569	(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4	$500	$510	(17)
	Equity	December 11, 2023	31,831	Preferred B-1	300	305	(9)(17)
Total Hadrian Automation, Inc.					800	815

Sub-total: Space Technology (0.1%)*					$2,221	$2,175

Supply Chain Technology
Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred C-1 Preferred	$500	$297	(17)

Sub-total: Supply Chain Technology (0.0%)*					$500	$297

Total: Equity Investments- United States (3.4%)*					$63,961	$51,499

Equity Investments- Canada

Construction Technology
Nexii Building Solutions, Inc.	Equity	February 28, 2022	24,418	Common Stock	$500	$—	(10)

Sub-Total: Construction Technology (0.0%)*					$500	$—

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Series 2 Seed	$660	$660	(10)(20)

Sub-total: Supply Chain Technology (0.0%)*					$660	$660

Total: Equity Investments- Canada (0.0%)*					$1,160	$660

Total: Equity Investments (3.5%)*					$65,121	$52,159

Total Investment in Securities (94.6%)*					$1,470,378	$1,424,815

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$5,803	$5,803
Other cash accounts					40,299	40,299
Cash and Cash Equivalents (3.1%)*					46,102	46,102

Total Portfolio Investments and Cash and Cash Equivalents (97.7% of total assets)					$1,516,480	$1,470,917

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of June 30, 2024, Trinity Capital Inc. (the "Company") had four foreign domiciled portfolio companies, two of which are based in Canada and two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 4.3% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of June 30, 2024, the Prime Rate was 8.50% and the Secured Overnight Financing Rate ("SOFR") 30 Day Forward Rate and 3-Month Term Rate were 5.34% and 5.32%, respectively.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 1 – Organization and Basis of Presentation” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 11.1% of the Company’s total assets as of June 30, 2024. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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

June 30, 2024

(In thousands, except share and per share data)

(Unaudited)

(18)
Investment is on non-accrual status as of June 30, 2024 and is therefore considered non-income producing.
(19)
EPT 16 LLC owns an additional portion of this security. See “Note 1 – Organization and Basis of Presentation” for further discussion.
(20)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of June 30, 2024, along with transactions during the six months ended June 30, 2024 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2023	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	June 30, 2024	Dividend Income
For the Six Months Ended June 30, 2024
Control Investments
Edeniq, Inc.	$11,386	$551	$(898)	$—	$544	$11,583	$679
3Q GoFor Holdings, LP	4,222	988	(7,458)	(3,916)	6,164	—	—
Project Frog, Inc.	8	—	—	—	89	97	—
Vertical Communications, Inc.	16,745	131	(150)	—	858	17,584	922
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	34
Total Control Investments	$32,861	$1,670	$(8,506)	$(3,916)	$7,655	$29,764	$1,635

Affiliate Investments
EPT 16, LLC	$—	$4,000	$—	$—	$—	$4,000	$—
GoFor Delivers, Inc.	—	6,660	—	—	—	6,660	—
Trinity Capital Adviser, LLC	—	1	—	—	1,503	1,504	—
Senior Credit Corp 2022 LLC	11,335	5,187	—	—	423	16,945	859
Total Affiliate Investments	$11,335	$15,848	$—	$—	$1,926	$29,109	$859

Total Control and Affiliate Investments	$44,196	$17,518	$(8,506)	$(3,916)	$9,581	$58,873	$2,494

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Ambient Photonics, Inc.	Secured Loan	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	$2,383	$2,502	$2,528	(8)(14)
	Secured Loan	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	2,684	2,803	2,832	(8)(14)
	Secured Loan	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	450	467	473	(8)(14)
Total Ambient Photonics, Inc.					5,517	5,772	5,833

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	$6,964	$7,220	$7,202	(8)
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	5,164	5,320	5,303	(8)
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	5,812	5,905	5,876	(8)
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	4,442	4,527	4,507	(8)
Total Rigetti & Co, Inc.					22,382	22,972	22,888

Stratifyd, Inc.	Secured Loan	September 3, 2021	March 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 4.8%	$4,457	$4,592	$4,369	(8)

Sub-total: Artificial Intelligence & Automation (2.5%)*					$32,356	$33,336	$33,090

Biotechnology
Greenlight Biosciences Inc.	Equipment Financing	March 29, 2021	April 1, 2024	Fixed interest rate 11.4%; EOT 8.0%	$268	$469	$496	(14)
	Equipment Financing	June 17, 2021	July 1, 2024	Fixed interest rate 14.9%; EOT 8.0%	562	767	849	(14)
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 22.6%; EOT 8.0%	280	348	423	(14)
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 18.3%; EOT 8.0%	165	207	247	(14)
Total Greenlight Biosciences Inc.					1,275	1,791	2,015

Pendulum Therapeutics, Inc.	Equipment Financing	July 15, 2020	February 1, 2024	Fixed interest rate 9.8%; EOT 6.0%	$28	$88	$87
	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,292	4,442	4,355	(8)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,731	4,648	(8)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,872	4,792	(8)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,150	5,073	(8)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,150	5,073	(8)
Total Pendulum Therapeutics, Inc.					23,623	24,433	24,028

Taysha Gene Therapies, Inc.	Secured Loan	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0%	$30,000	$29,752	$29,752	(8)(9)(10)(14)

Sub-total: Biotechnology (4.3%)*					$54,898	$55,976	$55,795

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Connectivity
Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,750	$15,406	$15,406	(8)(14)(20)

viaPhoton, Inc.	Secured Loan	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,330	$14,209	(14)

Sub-total: Connectivity (2.3%)*					$27,750	$30,736	$29,615

Consumer Products & Services
Eterneva, Inc.	Equipment Financing	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$294	$343	$325	(14)
	Equipment Financing	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	462	521	497
	Equipment Financing	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,315	1,441	1,402
Total Eterneva, Inc.					2,071	2,305	2,224

Happiest Baby, Inc.	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	$116	$210	$207

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$266	(18)
	Equipment Financing	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 10.0%	273	347	233	(18)
	Equipment Financing	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 10.0%	473	584	403	(18)
	Equipment Financing	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 10.0%	385	454	329	(18)
Total Molekule, Inc.					1,443	1,980	1,231

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$5,000	$4,975	$4,967	(8)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	5,000	4,921	5,010	(8)
Total Ogee, Inc.					10,000	9,896	9,977

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0%	$1,531	$1,610	$1,588	(8)

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	$13,611	$13,919	$14,023	(8)
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	1,944	1,996	2,015	(8)
Total Quip NYC, Inc.					15,555	15,915	16,038

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$5,000	$5,031	$5,099	(8)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	4,000	3,928	4,033	(8)
Total Rinse, Inc.					9,000	8,959	9,132

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0%	$2,803	$2,817	$2,719	(8)

UnTuckIt, Inc.	Secured Loan	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$8,170	$8,928	$8,721	(14)

VitaCup, Inc.	Secured Loan	June 23, 2021	January 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0%	$6,000	$5,772	$5,515	(8)

Whoop, Inc.	Secured Loan	May 17, 2023	June 1, 2028	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5%	$23,625	$23,106	$23,226	(8)(9)(14)

Sub-total: Consumer Products & Services (6.1%)*					$80,314	$81,498	$80,578

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Digital Assets Technology and Services
Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$9,591	$10,376	$10,137	(10)

Core Scientific, Inc.	Equipment Financing	August 31, 2021	October 1, 2024	Fixed interest rate 10.3%; EOT 5.0%	$674	$700	$759	(18)
	Equipment Financing	November 19, 2021	December 1, 2024	Fixed interest rate 10.7%; EOT 5.0%	10,132	10,437	11,406	(18)
	Equipment Financing	December 13, 2021	January 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	3,753	3,853	4,225	(18)
	Equipment Financing	February 9, 2022	March 1, 2025	Fixed interest rate 10.5%; EOT 5.0%	8,018	8,179	9,026	(18)
Total Core Scientific, Inc.					22,577	23,169	25,416

Sub-total: Digital Assets Technology and Services (2.7%)*					$32,168	$33,545	$35,553

Education Technology
Medical Sales Training Holding Company	Secured Loan	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	$5,834	$6,144	$5,841	(8)(14)
	Secured Loan	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	2,000	2,103	1,971	(8)(14)
Total Medical Sales Training Holding Company					7,834	8,247	7,812

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$5,581	(14)
	Secured Loan	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	1,863	(14)
Total Yellowbrick Learning, Inc.					10,000	10,500	7,444

Sub-total: Education Technology (1.2%)*					$17,834	$18,747	$15,256

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Finance and Insurance
Bestow, Inc.	Secured Loan	April 25, 2022	May 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5%	$25,000	$25,130	$24,993	(8)
	Secured Loan	May 12, 2022	June 1, 2027	Variable interest rate Prime + 6.5% or Floor rate 10.0%; EOT 1.5%	15,000	15,071	15,096	(8)
Total Bestow, Inc.					40,000	40,201	40,089

Empower Financial, Inc.	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$12,000	$11,686	$11,686	(8)(9)(14)

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0%	$7,000	$7,210	$7,012	(8)

Openly Holdings Corp.	Secured Loan	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8%	$3,125	$3,141	$3,153	(8)(9)(14)
	Secured Loan	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8% ⁽⁸⁾	6,250	6,270	6,356	(8)(9)(14)
	Secured Loan	June 22, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8%	15,625	15,637	16,105	(8)(9)(14)
Total Openly Holdings Corp.					25,000	25,048	25,614

Petal Card, Inc.	Secured Loan	January 16, 2020	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0%	$10,358	$9,372	$8,256	(8)(15)
	Secured Loan	August 6, 2021	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%+PIK Interest Rate 1.0%; EOT 11.0%	7,250	6,560	5,779	(8)(15)
	Secured Loan	July 27, 2023	August 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.75%+PIK Interest Rate 4.25%; EOT 0.0%	20,853	17,203	15,068	(8)(15)
Total Petal Card, Inc.					38,461	33,135	29,103

Slope Tech, Inc.	Secured Loan	October 5, 2022	March 14, 2025	Variable interest rate SOFR 30 Day Forward + 11.8% or Floor rate 11.8%; EOT 0.0%	$1,235	$1,099	$1,265	(8)(12)(14)

ZenDrive, Inc.	Secured Loan	July 16, 2021	August 1, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 3.0%	$13,655	$13,901	$13,898	(8)

Sub-total: Finance and Insurance (9.8%)*					$137,351	$132,280	$128,667

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,878	$20,510	$20,166
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,964	5,105	5,032
	Equipment Financing	December 15, 2023	January 1, 2028	Fixed interest rate 11.2%; EOT 8.0%	10,000	9,992	9,992
Total Athletic Brewing Company, LLC					34,842	35,607	35,190

Bowery Farming, Inc.	Secured Loan	September 10, 2021	September 10, 2026	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 1.0%	$8,660	$7,947	$5,521	(8)(15)(18)

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$63	$100	$99
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	150	194	191
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	356	427	421
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,026	1,162	1,141
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	480	537	528
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	255	279	276
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	629	682	678
Total Daring Foods, Inc.					2,959	3,381	3,334

DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$12,414	$12,816	$13,002	(9)(14)

Emergy, Inc.	Equipment Financing	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$68	$117	$114	(14)
	Equipment Financing	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	5,176	6,143	5,771	(14)
	Equipment Financing	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 11.5%	8,101	8,652	8,244	(9)(14)
Total Emergy, Inc.					13,345	14,912	14,129

Intelligent Brands, Inc. (f.k.a. Sun Basket, Inc.)	Secured Loan	December 31, 2020	June 30, 2024	Variable interest rate Prime + 9.5% or Floor rate 11.8%; EOT 5.8%	$9,518	$10,609	$10,545	(8)

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$76	$137	$135
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	1,600	1,776	1,718
Total The Fynder Group, Inc.					1,676	1,913	1,853

Sub-total: Food and Agriculture Technologies (6.4%)*					$83,414	$87,185	$83,574

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Green Technology
Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$527	$621	$606

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$648	$835	$818	(14)
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	208	261	255	(14)
	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	5,181	5,202	5,442	(9)(14)
Total Commonwealth Fusion Systems, LLC					6,037	6,298	6,515

Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$40	$109	$106	(14)
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	135	203	195	(14)
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	180	261	250	(14)
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	224	317	302	(14)
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	520	687	651	(14)
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	737	865	811	(14)
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	1,400	1,581	1,481	(14)
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	651	729	686	(14)
	Equipment Financing	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	999	1,110	1,045	(14)
	Equipment Financing	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	391	426	409	(9)(14)
	Equipment Financing	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	364	392	383	(9)(14)
	Equipment Financing	April 12, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 12.5%	835	868	858	(9)(14)
	Equipment Financing	June 29, 2023	July 1, 2027	Fixed interest rate 12.7%; EOT 12.5%	694	711	709	(9)(14)
Total Dandelion Energy, Inc.					7,170	8,259	7,886

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,373	$1,492	$1,469
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	10,000	9,965	9,965
Total Electric Hydrogen Co.					11,373	11,457	11,434

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$2,826	$2,884	$2,885
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	2,916	2,921	2,934
Total Hi-Power, LLC					5,742	5,805	5,819

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$4,489	$4,926	$4,695	(14)
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	2,288	2,478	2,383	(14)
Total SeaOn Global, LLC					6,777	7,404	7,078

Edeniq, Inc.	Secured Loan	November 30, 2021	June 1, 2025	Fixed interest rate 11.0%; EOT 5.7%	$2,849	$2,163	$2,993	(14)(20)

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$20,000	$19,061	$19,434	(8)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	20,000	18,995	19,364	(8)
Total Footprint International Holding, Inc.					40,000	38,056	38,798

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$28,579	$29,068	$28,286

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5% + PIK Interest Rate 4.3%; EOT 3.0%	$13,800	$14,766	$14,871	(9)(14)(15)
	Secured Loan	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%; EOT 3.0%	7,200	7,202	7,232	(9)(14)
Total RTS Holding, Inc.					21,000	21,968	22,103

Sub-total: Green Technology (10.0%)*					$130,054	$131,099	$131,518

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Healthcare Technology **
Emerald Cloud Lab, Inc.	Equipment Financing	July 13, 2021	August 1, 2024	Fixed interest rate 9.7%; EOT 7.0%	$2,302	$3,018	$2,953

Dentologie Enterprises, Inc.	Secured Loan	October 14, 2022	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0%	$3,000	$3,010	$3,075	(8)(9)(14)
	Secured Loan	December 15, 2023	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0%	4,200	4,107	4,107	(8)(9)(14)
Dentologie Enterprises, Inc.					7,200	7,117	7,182

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	$2,467	$2,623	$2,575	(8)
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	3,680	3,768	3,670	(8)
	Secured Loan	July 7, 2023	January 1, 2028	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	5,000	4,942	5,029	(8)
Total Lark Technologies, Inc.					11,147	11,333	11,274

Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 3.8%	$12,500	$12,316	$12,315	(8)(14)

RXAnte, Inc.	Secured Loan	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98% +PIK Fixed Interest Rate 1.5%; EOT 3.5%	$9,144	$9,146	$9,324	(9)(14)(15)
	Secured Loan	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98% + PIK Fixed Interest Rate 1.5%; EOT 3.5%	3,033	2,985	3,170	(9)(14)(15)
	Secured Loan	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98% + PIK Fixed Interest Rate 1.5%; EOT 3.5%	3,009	2,948	2,948	(9)(14)(15)
Total RXAnte, Inc.					15,186	15,079	15,442

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	$5,000	$5,072	$4,785	(8)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	15,000	15,086	15,160	(8)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	10,000	9,924	9,924	(8)
Total TMRW Life Sciences, Inc.					30,000	30,082	29,869

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(14)

Sub-total: Healthcare Technology (6.1%)*					$78,835	$79,445	$79,535

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	October 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0%	$30,000	$30,508	$30,120	(8)

Sub-total: Human Resource Technology (2.3%)*					$30,000	$30,508	$30,120

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	March 1, 2025	Fixed interest rate 9.1%; EOT 9.0%	$1,453	$1,763	$1,593
	Equipment Financing	April 12, 2022	May 1, 2025	Fixed interest rate 9.0%; EOT 9.0%	754	896	801
Total 3DEO, Inc.					2,207	2,659	2,394

Formlogic Corporation	Equipment Financing	December 22, 2023	January 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	$6,500	$6,469	$6,469	(14)

Sub-total: Industrials (0.7%)*					$8,707	$9,128	$8,863

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan	October 17, 2022	April 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5%	$10,000	$9,919	$9,021	(8)(14)

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$4,402	$4,437	$4,463	(8)

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$3,059	$4,209	$3,557	(14)

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8%	$11,500	$11,804	$11,644	(8)

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$12,000	$11,995	$12,264	(8)(9)(14)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	6,000	5,983	6,114	(8)(9)(14)
Total Vox Media Holdings, Inc.					18,000	17,978	18,378

Sub-total: Marketing, Media, and Entertainment (3.6%)*					$46,961	$48,347	$47,063

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Convergent Dental, Inc.	Secured Loan	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5%	$12,000	$11,719	$11,842	(8)(9)(14)

Delphinus Medical Technologies, Inc.	Secured Loan	June 22, 2023	June 22, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0%	$4,500	$4,470	$4,680	(8)(9)(14)

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.0% or Floor rate 11.0%; EOT 3.0%	$20,000	$19,845	$20,461	(8)(14)

Neuros Medical, Inc.	Secured Loan	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.0%	$6,000	$5,909	$6,161	(8)(9)(14)

Revelle Aesthetics, Inc.	Secured Loan	May 30, 2023	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0%	$15,000	$14,888	$15,062	(8)(14)

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$11,250	$11,138	$11,650	(8)(9)(14)

Sub-total: Medical Devices (5.3%)*					$68,750	$67,969	$69,856

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$7,704	$7,704	$7,704	(10)(14)(20)

Sub-total: Multi-Sector Holdings (0.6%)*					$7,704	$7,704	$7,704

Real Estate Technology
BlueGround US, Inc.	Equipment Financing	June 6, 2022	January 1, 2026	Fixed interest rate 9.6%; EOT 8.0%	$2,717	$2,928	$2,913
	Equipment Financing	July 26, 2022	February 1, 2026	Fixed interest rate 11.1%; EOT 8.0%	3,896	4,168	4,182
	Equipment Financing	August 12, 2022	March 1, 2026	Fixed interest rate 11.6%; EOT 8.0%	3,119	3,321	3,360
	Equipment Financing	September 26, 2022	April 1, 2026	Fixed interest rate 11.9%; EOT 8.0%	3,831	4,056	4,140
	Equipment Financing	October 25, 2022	May 1, 2026	Fixed interest rate 12.6%; EOT 8.0%	3,224	3,397	3,472
	Equipment Financing	November 30, 2022	June 1, 2026	Fixed interest rate 12.7%; EOT 8.0%	2,140	2,244	2,319
Total BlueGround US, Inc.					18,927	20,114	20,386

BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5%	$5,000	$5,234	$4,433	(8)

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Variable interest rate Prime + 6.8% or Floor rate 15.3%; EOT 0.0%	$23,644	$21,222	$21,253	(8)
	Secured Loan	December 6, 2023	January 31, 2024	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 11.8%; EOT 0.0% ⁽⁸⁾	1,742	1,736	1,736	(8)
Total Knockaway, Inc.					25,386	22,958	22,989

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0%	$14,843	$15,160	$14,909	(8)

Orchard Technologies, Inc.	Secured Loan	March 11, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0%	$4,083	$4,230	$4,156	(8)
	Secured Loan	July 23, 2021	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0%	11,211	11,554	11,368	(8)
	Secured Loan	August 2, 2022	April 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 4.0%	12,500	12,701	12,569	(8)
Total Orchard Technologies, Inc.					27,794	28,485	28,093

Sub-total: Real Estate Technology (6.9%)*					$91,950	$91,951	$90,810

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
BackBlaze, Inc.	Equipment Financing	January 20, 2020	February 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	$22	$128	$128
	Equipment Financing	February 1, 2020	March 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	37	127	125
	Equipment Financing	March 26, 2020	April 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	17	43	42
	Equipment Financing	April 17, 2020	May 1, 2024	Fixed interest rate 7.3%; EOT 11.5%	139	306	300
	Equipment Financing	July 27, 2020	August 1, 2024	Fixed interest rate 7.4%; EOT 11.5%	242	409	399
	Equipment Financing	September 4, 2020	October 1, 2024	Fixed interest rate 7.2%; EOT 11.5%	53	81	79
	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	955	1,245	1,204
Total BackBlaze, Inc.					1,465	2,339	2,277

Cart.com, Inc.	Secured Loan	November 17, 2023	November 1, 2028	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 0.0%	$30,000	$29,030	$29,030	(8)(14)

Sub-total: SaaS (2.4%)*					$31,465	$31,369	$31,307

Space Technology
Astranis Space Technology Corporation	Equipment Financing	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$12,558	$12,744	$12,904	(9)(14)

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5%	$25,000	$25,439	$25,306	(8)

Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$277	$277	$278	(14)
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	2,940	2,933	2,955	(14)
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	2,141	2,135	2,163	(14)
	Equipment Financing	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	3,835	3,828	3,923	(9)(14)
	Equipment Financing	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	945	935	983	(9)(14)
	Equipment Financing	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	870	867	912	(9)(14)
	Equipment Financing	March 29, 2023	March 1, 2027	Fixed interest rate 16.4%; EOT 0.0%	2,696	2,687	2,808	(9)(14)
	Equipment Financing	September 28, 2023	September 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	1,361	1,355	1,398	(9)(14)
Total Hadrian Automation, Inc.					15,065	15,017	15,420

Hermeus Corporation	Equipment Financing	August 9, 2022	March 1, 2026	Fixed interest rate 9.6%; EOT 6.0%	$715	$755	$728	(9)(14)
	Equipment Financing	October 11, 2022	May 1, 2026	Fixed interest rate 11.8%; EOT 6.0%	1,311	1,364	1,333	(9)(14)
	Equipment Financing	April 12, 2023	November 1, 2026	Fixed interest rate 12.6%; EOT 6.0%	1,806	1,815	1,808	(9)(14)
	Equipment Financing	October 24, 2023	May 1, 2027	Fixed interest rate 14.0%; EOT 6.0%	1,020	998	998	(9)(14)
Total Hermeus Corporation					4,852	4,932	4,867

Rocket Lab USA, Inc.	Equipment Financing	December 29, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 1.0%	$70,000	$68,422	$68,422	(10)(14)
	Equipment Financing	December 29, 2023	December 1, 2028	Fixed interest rate 12.5%; EOT 0.0%	40,000	39,999	39,999	(10)(14)
Total Rocket Lab USA, Inc.					110,000	108,421	108,421

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0%	$4,441	$4,531	$4,403	(8)

Sub-total: Space Technology (13.1%)*					$171,916	$171,084	$171,321

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.0%	$20,000	$19,696	$19,990	(8)

Sub-total: Supply Chain Technology (1.5%)*					$20,000	$19,696	$19,990

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	$6,012	$6,014	$5,053	(8)(15)
	Secured Loan	December 15, 2021	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,405	2,405	2,022	(8)(15)
	Secured Loan	February 23, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,006	3,006	2,528	(8)(15)
	Secured Loan	March 16, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,607	3,607	3,033	(8)(15)
	Secured Loan	April 18, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,006	3,006	2,528	(8)(15)
	Secured Loan	April 18, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,006	3,006	2,528	(8)(15)
	Secured Loan	May 17, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	6,012	6,012	5,055	(8)(15)
	Secured Loan	June 22, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,006	3,006	2,528	(8)(15)
Total NextCar Holding Company, Inc.					30,060	30,062	25,275

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,000	$8,900	$8,785	(8)(9)(14)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	406	400	321	(9)(14)
Total Get Spiffy, Inc.					9,406	9,300	9,106

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$5,000	$5,061	$4,757	(8)

Sub-total: Transportation Technology (3.0%)*					$44,466	$44,423	$39,138

Total: Debt Securities- United States (90.8%)*					$1,196,893	$1,206,026	$1,189,353

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc.	Secured Loan	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%	$10,659	$11,055	$4,091	(8)(10)(15)(18)
	Secured Loan	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%	5,329	5,527	2,045	(8)(10)(15)(18)
	Secured Loan	June 21, 2023	March 31, 2024	Variable interest rate Prime + 7.0% or Floor rate 10.3%	1,785	1,785	669	(8)(10)(14)(15)(18)
Total Nexii Building Solutions, Inc.					17,773	18,367	6,805

Sub-total: Construction Technology (0.5%)*					$17,773	$18,367	$6,805

Supply Chain Technology
GoFor Industries, Inc.	Secured Loan	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5%	$9,570	$9,385	$4,222	(8)(10)(18)(20)

Sub-total: Supply Chain Technology (0.3%)*					$9,570	$9,385	$4,222

Total: Debt Securities- Canada (0.8%)*					$27,343	$27,752	$11,027

Debt Securities- Europe

Industrials
Aledia, Inc.	Equipment Financing	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$8,139	$9,171	$8,981	(10)
	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	625	684	673	(10)
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	899	970	958	(10)
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	1,498	1,602	1,590	(10)
Total Aledia, Inc.					11,161	12,427	12,202

Sub-total: Industrials (0.9%)*					$11,161	$12,427	$12,202

Space Technology
All.Space Networks, Limited.	Secured Loan	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5%	$9,539	$9,565	$9,495	(8)(10)(14)

Sub-total: Space Technology (0.7%)*					$9,539	$9,565	$9,495

Total: Debt Securities- Europe (1.7%)*					$20,700	$21,992	$21,697

Total: Debt Securities (93.3%)(19)*					$1,244,936	$1,255,770	$1,222,077

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	159,760	$0.55	$47	$220

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Series A	851,063	$0.10	$25	$2	(17)

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$257

Presto Automation, Inc.	Warrant	January 16, 2020	April 28, 2027	Preferred Series A	402,679	$0.37	$185	$71	(7)(17)
	Warrant	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	—	(7)
Total Presto Automation, Inc.							213	71

Stratifyd, Inc.	Warrant	September 3, 2021	September 3, 2031	Preferred Series B-2	106,719	$2.53	$56	$—	(17)

Sub-Total: Artificial Intelligence & Automation (0.0%)*							$390	$550

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$43	$4	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	2	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	9	(17)
Total Pendulum Therapeutics, Inc.							197	15

Sub-Total: Biotechnology (0.0%)*							$197	$15

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,673

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(20)

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$24

Sub-Total: Connectivity (0.2%)*							$989	$2,697

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$—	(17)(20)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—	(20)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	—	(17)(20)
Total Project Frog, Inc.							38	—

Sub-total: Construction Technology (0.0%)*							$38	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$639	$58	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	7	(17)
Total BaubleBar, Inc.							711	65

Boosted eCommerce, Inc.	Warrant	December 18, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$40	(17)

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$84

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$375	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	116
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	94
Total Madison Reed, Inc.							312	585

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	259,221	$0.68	$57	$47	(17)
	Warrant	September 29, 2023	September 29, 2033	Preferred Series A-3	259,221	$0.68	52	47	(17)
Total Ogee, Inc.							109	94

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$41
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	17
Total Portofino Labs, Inc.							259	58

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$203	$42	(17)

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$185	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$11

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$455

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$4	(17)

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$—	(17)
	Warrant	November 22, 2023	November 22, 2033	Common Stock	51,225	$0.41	—	—
Total VitaCup, Inc.							9	—

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	1,741,313	$0.43	$516	$799	(9)

Sub-Total: Consumer Products & Services (0.2%)*							$3,178	$2,422

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Education Technology
Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	28,732	$7.74	$108	$29

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$228	$29

Finance and Insurance
DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$998

Dynamics, Inc.	Warrant	January 16, 2020	March 10, 2024	Common Stock	17,000	$10.59	$86	$—

Empower Financial, Inc.	Warrant	October 13, 2023	October 13, 2033	Common Stock	209,198	$1.43	$268	$342	(9)

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.55	$10	$29	(17)

Petal Card, Inc.	Warrant	January 16, 2020	November 27, 2029	Common Stock	250,268	$1.32	$147	$—
	Warrant	January 11, 2021	January 11, 2031	Common Stock	135,835	$0.01	312	—
	Warrant	August 6, 2021	August 6, 2031	Common Stock	111,555	$1.60	197	—
	Warrant	June 20, 2023	June 20, 2033	Preferred Series C	402,434	$0.01	1,523	—	(17)
	Warrant	July 27, 2023	July 27, 2033	Preferred Series C	1,760,651	$0.01	2,500	—	(17)
Total Petal Card, Inc.							4,679	—

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	234,421	$3.88	$285	$1,706	(17)

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$484
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	113
Total Slope Tech, Inc.							221	597

ZenDrive, Inc.	Warrant	July 16, 2021	July 16, 2031	Common Stock	30,466	$2.46	$29	$—

Sub-Total: Finance and Insurance (0.2%)*							$5,729	$3,672

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B	3,741	$140.21	$287	$196	(17)

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$12
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	5
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	5
	Warrant	December 29, 2023	December 29, 2030	Common Stock	114,725	$0.01	29	29
Total Bowery Farming, Inc.							1,216	51

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$174

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$102	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Stock	13,618	$18.89	29	586	(9)
Total DrinkPak, LLC							$36	$688

Emergy, Inc.	Warrant	October 5, 2022	October 5, 2032	Common Stock	40,516	$3.96	$181	$29	(9)

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$3,535

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	35
Total Intelligent Brands, Inc.							657	35

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$28

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Common Stock	20,181	$2.13	$79	$73

Sub-Total: Food and Agriculture Technologies (0.4%)*							$2,745	$4,809

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$1

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$205	(11)(17)(20)
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	416	(11)(17)(20)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	35	(11)(17)(20)
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	1,326	(11)(17)(20)
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	1,047	(11)(17)(20)
Total Edeniq, Inc.							7	3,029

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
Total Footprint International Holding, Inc.							4,614	—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$350
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	203
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	338
Total Mainspring Energy, Inc.							853	891

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$310	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	134	(9)(17)
Total RTS Holding, Inc.							162	444

Sub-Total: Green Technology (0.4%)*							$5,672	$4,365

Healthcare Technology **
Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$123	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$103

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$628	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	3,467	(17)
Total Hospitalists Now, Inc.							462	4,095

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$5
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	6
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	6
Total Lark Technologies, Inc.							493	17

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$135	(17)

RXAnte, Inc.	Warrant	November 21, 2022	November 21, 2032	Preferred A	18,000	$10.00	$95	$102	(9)
	Warrant	April 7, 2023	April 6, 2033	Preferred A	6,000	$10.00	29	35	(9)
	Warrant	October 17, 2023	October 16, 2033	Preferred A	6,000	$10.00	40	35	(9)
Total RXAnte, Inc.							164	172

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A	268,983	$2.09	$80	$11	(17)
	Warrant	March 3, 2023	March 3, 2033	Preferred Class A	268,983	$2.09	80	11	(17)
Total TMRW Life Sciences, Inc.							160	22

Sub-Total: Healthcare Technology (0.1%)*							$1,573	$4,667

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$39

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$291

Sub-Total: Human Resource Technology (0.0%)*							$134	$330

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

SBG Labs, Inc.	Warrant	January 16, 2020	September 18, 2024	Preferred Series A-1	25,714	$0.70	$8	$57	(17)
	Warrant	January 16, 2020	January 14, 2024	Preferred Series A-1	21,492	$0.70	7	47	(17)
	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	4	27	(17)
	Warrant	January 16, 2020	May 6, 2024	Preferred Series A-1	11,145	$0.70	4	24	(17)
	Warrant	January 16, 2020	June 9, 2024	Preferred Series A-1	7,085	$0.70	2	15	(17)
	Warrant	January 16, 2020	May 20, 2024	Preferred Series A-1	342,857	$0.70	110	750	(17)
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	437	(17)
Total SBG Labs, Inc.							200	1,357

Sub-total: Industrials (0.1%)*							$293	$1,357

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$1

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$201

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$71	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.75	$68	$190

Sub-Total: Marketing, Media, and Entertainment (0.0%)*							$798	$463

Medical Devices
Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	297,988	$1.61	$377	$217	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,289	$0.69	$29	$25	(9)(17)

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	798,085	$0.38	$71	$70	(9)(17)

Revelle Aesthetics, Inc.	Warrant	May 30, 2023	May 30, 2033	Preferred Series A-2	549,056	$2.16	$151	$47	(17)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Preferred Series D	623,615	$0.54	$120	$105	(9)(17)

Sub-Total: Medical Devices (0.0%)*							$748	$464

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Real Estate Technology
Homelight, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$3

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$852.70	$208	$—
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	—	(11)
Total Knockaway, Inc.							473	—

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$12
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	14
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	7
Total Maxwell Financial Labs, Inc.							203	33

Sub-Total: Real Estate Technology (0.0%)*							$677	$36

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$21	$—

Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	51,110	$15.87	$733	$730

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$484	(17)
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	109	(17)
Total Crowdtap, Inc.							51	593

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$14	(17)
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	19	(17)
Total Gtxcel, Inc.							166	33

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$861	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$34
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	17
Total Reciprocity, Inc.							153	51

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$86

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$52	(9)

Sub-Total: SaaS (0.2%)*							$2,063	$2,406

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	96,847	$7.89	$93	$1,122	(9)

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$49
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	9
Total Axiom Space, Inc.							160	58

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	31,398	$6.24	$237	$146	(9)

Rocket Lab USA, Inc.	Warrant	December 29, 2023	December 29, 2027	Common Stock	728,835	$4.87	$2,255	$2,255

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75	$256	$223	(17)

Sub-Total: Space Technology (0.3%)*							$3,001	$3,804

Supply Chain Technology
Macrofab, Inc.	Warrant	July 21, 2023	July 21, 2033	Common Stock	622,353	$2.02	$333	$344

Sub-Total: Supply Chain Technology (0.0%)*							$333	$344

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	795,785	$0.70	$383	$394	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Stock	328,369	$1.29	$35	$—	(13)(17)
	Warrant	February 23, 2022	February 23, 2027	Preferred Stock	25,653	$1.29	3	—	(13)(17)
	Warrant	March 16, 2022	March 16, 2027	Preferred Stock	30,784	$1.29	3	—	(13)(17)
	Warrant	April 18, 2022	April 18, 2027	Preferred Stock	282,192	$1.29	7	—	(13)(17)
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock	410,462	$1.29	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Sub-Total: Transportation Technology (0.0%)*							$601	$394

Total: Warrant Investments- United States (2.4%)*							$29,387	$32,824

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Canada

Construction Technology
Nexii Building Solutions, Inc.	Warrant	August 27, 2021	August 27, 2026	Common Stock	63,175	$15.83	$410	$—	(10)(13)
	Warrant	June 8, 2022	June 8, 2027	Common Stock	24,123	$20.73	204	—	(10)(13)
Total Nexii Building Solutions, Inc.							614	—

Sub-Total: Construction Technology (0.0%)*							$614	$—

Total: Warrant Investments- Canada (0.0%)*							$614	$—

Warrant Investments- Europe

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Preferred Series D-3	11,573	$149.01	$130	$622	(10)(13)(17)

Sub-Total: Information (0.0%)*							$130	$622

Space Technology
All.Space Networks, Limited.	Warrant	August 22, 2022	August 22, 2032	Common Stock	71,203	$21.79	$113	$81	(10)

Sub-Total: Space Technology (0.0%)*							$113	$81

Total: Warrant Investments- Europe (0.1%)*							$243	$703

Total: Warrant Investments- (2.4%)*							$30,244	$33,527

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Artificial Intelligence & Automation
Rigetti & Co, Inc.	Equity	February 25, 2022	50,000	Common Stock	$500	$49	(7)
	Equity	May 18, 2021	757,297	Common Stock	506	746	(7)
Total Rigetti & Co, Inc.					1,006	795

Sub-Total: Artificial Intelligence & Automation (0.1%)*					$1,006	$795

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6	$500	$569	(17)

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(20)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	1,338	(16)(20)
Total Vertical Communications, Inc.					3,966	1,338

Sub-Total: Connectivity (0.1%)*					$4,466	$1,907

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$352	$—	(17)(20)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	—	(17)(20)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—	(20)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	8	(17)(20)
Total Project Frog, Inc.					4,622	8

Sub-Total: Construction Technology (0.0%)*					$4,622	$8

Consumer Products & Services
Molekule, Inc.	Equity	January 12, 2023	2,361	Common Stock	$7	$—	(7)

Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$445	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Preferred Series B-1	$500	$277	(17)

Sub-Total: Consumer Products & Services (0.1%)*					$1,007	$722

Finance and Insurance
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Series D	$500	$501

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred	$500	$504	(17)

Sub-Total: Finance and Insurance (0.1%)*					$1,390	$1,005

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	75,958	Preferred Series B	$500	$230	(17)

Intelligent Brands, Inc. (f.k.a. Pruvit Ventures, Inc.)	Equity	January 16, 2020	30,357	Common Stock	$537	$94

Sub-Total: Food and Agriculture Technologies (0.0%)*					$1,037	$324

Green Technology
Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$1,530	(11)(17)(20)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,293	(11)(17)(20)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	2,542	(11)(17)(20)
Total Edeniq, Inc.					—	5,365

Electric Hydrogen Co.	Equity	April 6, 2023	87,087	Preferred Series C	$500	$521	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$318	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series D	$334	$602	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series D-1	405	590	(9)(17)
Total RTS Holding, Inc.					739	1,192

Sub-Total: Green Technology (0.6%)*					$1,739	$7,396

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Healthcare Technology **
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B	$300	$304	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	199,537	Preferred Series C	$500	$327	(17)

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$84	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(20)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(20)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(20)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-Total: Healthcare Technology (0.1%)*					$8,020	$715

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Preferred Series D-1	$500	$145	(17)

Sub-Total: Human Resource Technology (0.0%)*					$500	$145

Industrials
SBG Labs, Inc.	Equity	July 29, 2023	21,730	Preferred Series A-1	$13	$53	(7)(17)
	Equity	October 10, 2023	6,332	Preferred Series A-1	4	16	(7)(17)
Total SBG Labs, Inc.					17	69

Sub-Total: Industrials (0.0%)*					$17	$69

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Preferred	$3,302	$3,631	(7)(10)(17)(20)

Sub-Total: Multi-Sector Holdings (0.3%)*					$3,302	$3,631

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	—	(17)
Total Knockaway Inc.					750	—

Orchard Technologies, Inc.	Equity	August 6, 2021	74,406	Preferred Series D	$500	$12	(17)
	Equity	March 16, 2023	50,000	Preferred Series 1	500	343	(17)
Total Orchard Technologies, Inc.					1,000	355

Maxwell Financial Labs, Inc	Equity	January 22, 2021	135,641	Preferred Series B	$500	$143	(17)

Sub-Total: Real Estate Technology (0.0%)*					$2,250	$498

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

SaaS
Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$516	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$211	(9)(17)

Sub-total: SaaS (0.1%)*					$825	$727

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Preferred Series C Prime	$300	$306	(9)(17)

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C	$521	$572	(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4	$500	$456	(17)
	Equity	December 11, 2023	31,831	Preferred B-1	300	300	(9)(17)
Total Hadrian Automation, Inc.					800	756

Sub-total: Space Technology (0.1%)*					$1,621	$1,634

Supply Chain Technology
3Q GoFor Holdings, LP	Equity	August 25, 2022	—	Preferred	$500	$—	(14)(17)(20)
	Equity	January 17, 2023	—	Preferred	500	—	(14)(17)(20)
Total 3Q GoFor Holdings, LP					1,000	—

Sub-total: Supply Chain Technology (0.0%)*					$1,000	$—

Total: Equity Investments- United States (1.5%)*					$32,802	$19,576

Equity Investments- Canada

Construction Technology
Nexii Building Solutions, Inc.	Equity	February 28, 2022	24,418	Common Stock	$500	$—	(10)

Sub-Total: Construction Technology (0.0%)*					$500	$—

Total: Equity Investments- Canada (0.0%)*					$500	$—

Total: Equity Investments (1.5%)*					$33,302	$19,576

Total Investment in Securities (97.3%)*					$1,319,316	$1,275,180

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$3,088	$3,088
Other cash accounts					1,673	1,673
Cash and Cash Equivalents (0.4%)*					4,761	4,761

Total Portfolio Investments and Cash and Cash Equivalents (97.6% of total assets)					$1,324,077	$1,279,941

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

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in “Note 3 - Investments,” with any adjustments to fair value recognized as “Net change in unrealized appreciation/(depreciation) from investments” on the Consolidated Statements of Operations.

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a $300 million credit agreement with Credit Suisse AG (the “Credit Suisse Credit Facility”) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a $350 million credit agreement, as amended, with KeyBank National Association (“KeyBank”) (such credit facility, the “KeyBank Credit Facility”). TF1 and TCF are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1 or TCF are not available to creditors of the Company or any other entity other than TF1’s or TCF’s respective lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of June 30, 2024 and December 31, 2023, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

Senior Credit Corp 2022 LLC

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) to co-manage Senior Credit Corp 2022 LLC (the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The Company and the JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of June 30, 2024, the Company's and the JV Partner's ownership of the JV was 12.5% and 87.5%, respectively.

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

As of June 30, 2024, the Company contributed $16.2 million of capital to the JV, which consisted of a debt investment of $11.3 million and an equity investment of $4.9 million. As of December 31, 2023, the Company contributed $11.0 million of capital to the JV, which consisted of a debt investment of $7.7 million and an equity investment of $3.3 million. As of June 30, 2024 and December 31, 2023, the Company's unfunded commitment was $5.2 million and $10.4 million, respectively.

As of June 30, 2024 and December 31, 2023, the JV's total investment portfolio on a fair value basis was $230.3 million and $151.6 million, respectively. During the three and six months ended June 30, 2024, the Company received $42.0 million and $94.4 million in net proceeds from the sale of investments to the JV, respectively. During the year ended December 31, 2023, the Company received $146.2 million in net proceeds from the sale of investments to the JV.

During the three and six months ended June 30, 2024, the Company earned approximately $0.8 million and $1.7 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. During the three and six months ended June 30, 2023, the Company earned approximately $0.7 million and $1.1 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the Company had approximately $1.1 million and $0.8 million, respectively, in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Trinity Capital Adviser LLC

The Company formed Trinity Capital Adviser LLC, a Delaware limited liability company (the “Adviser Sub”), on March 16, 2023 as a wholly owned subsidiary of the Company. The Company was granted exemptive relief by the SEC that permits the Company to organize, acquire, wholly own and operate the Adviser Sub as an investment adviser registered under the Investment Advisers Act of 1940 Act, as amended (the “Advisers Act”). The Adviser Sub may provide investment advisory and related services to one or more investment vehicles (the “Adviser Funds”) with ownership by one or more unrelated third-party investors (“External Parties”) and receives fee income for such services. The Adviser Sub commenced operations on June 28, 2024.

Because the Adviser Sub is not an investment company as defined in ASC 946 and provides investment advisory services exclusively to the Adviser Funds with ownership by one or more External Parties, pursuant to ASC 946, the Adviser Sub is accounted for as a portfolio investment of the Company held at fair value and is not included as a consolidated subsidiary in the Company’s consolidated financial statements.

The Adviser Sub has entered into an investment management agreement with EPT 16 LLC and may enter into additional investment management agreements with other Adviser Funds in the future, pursuant to which the Adviser Sub receives management fees and/or incentive fees based on the assets under management and the performance of the Adviser Funds, respectively. With respect to such fee income, the Adviser Sub expects to declare and pay dividend distributions to the Company. During the three and six months ended June 30, 2024 and 2023, no dividend distributions were declared and paid by the Adviser Sub to the Company.

EPT 16 LLC

On June 28, 2024, the Company and a specialty credit manager (the “Class A Member”) funded a portion of their respective capital commitments to commence the operations of a credit fund, EPT 16 LLC (“EPT 16”), a Delaware limited liability company. EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. The Company and the Class A Member had capital commitments to EPT 16 in the amount of $10.0 million and $50.0 million, respectively. As of June 30, 2024, the Company's and the Class A Member’s ownership percentages were 16.7% and 83.3%, respectively. EPT 16 has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT 16.

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As the Company does not substantially wholly own the investment company subsidiary, the Company does not consolidate EPT 16 in its financial statements.

As of June 30, 2024, the Company had contributed $4.0 million of capital to EPT 16. As of June 30, 2024, the Company's unfunded commitment was $6.0 million and there were no unfunded commitments as of December 31, 2023. On June 28, 2024, the Company sold $24.0 million of investments to EPT 16, resulting in a $0.5 million realized gain. As of June 30, 2024, EPT 16’s total investment portfolio on a fair value basis was $24.0 million.

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

Given the nature of lending to venture capital-backed growth-stage companies, 99.2%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted of $46.1 million and $4.8 million, respectively, of which $5.8 million and $3.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2024 and December 31, 2023, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right-of-use assets, prepaid expenses, escrow receivables, deferred offering costs, and security deposits for operating leases.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of June 30, 2024 and December 31, 2023, there were no material past due escrow receivables. The escrow receivables balance as of June 30, 2024, and December 31, 2023 totaled $2.4 million and $2.4 million, respectively, and was measured at fair value and held in accordance with ASC 820.

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

Debt Financing Costs

The Company records costs related to the issuance of debt obligations as deferred debt financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligations. Debt financing costs related to secured or unsecured notes are netted with the outstanding principal balance on the Company’s Consolidated Statements of Assets and Liabilities. Debt financing costs related to the KeyBank Credit Facility are recorded as deferred credit facility costs on the Company’s Consolidated Statements of Assets and Liabilities.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $1.5 million and $5.5 million in PIK interest income during the three and six months ended June 30, 2024, respectively, and $2.2 million and $3.3 million in PIK interest income during the three and six months ended June 30, 2023, respectively.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $0.3 million and $0.5 million in dividend income during the three and six months ended June 30, 2024, respectively, and no dividend income was recorded during the three and six months ended June 30, 2023.

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

As of June 30, 2024, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $55.6 million, and a total fair value of approximately $24.0 million, or 1.8%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio.

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

Net Change in Unrealized Appreciation / (Depreciation)

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of June 30, 2024 and December 31, 2023. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$192,794	13.1%	$195,073	13.8%	$139,399	10.6%	$133,344	10.5%
Green Technology	159,558	10.9%	162,521	11.4%	138,510	10.5%	143,279	11.2%
Medical Devices	130,465	8.9%	131,174	9.2%	68,717	5.2%	70,320	5.5%
Space Technology	117,617	8.0%	117,330	8.2%	185,384	14.1%	186,335	14.6%
Consumer Products & Services	107,841	7.3%	108,048	7.6%	85,683	6.5%	83,722	6.6%
Artificial Intelligence & Automation	107,640	7.3%	107,704	7.6%	34,732	2.6%	34,435	2.7%
Real Estate Technology	94,552	6.4%	87,608	6.1%	94,878	7.2%	91,344	7.2%
Healthcare Technology	85,024	5.8%	80,449	5.6%	89,038	6.8%	84,917	6.6%
Food and Agriculture Technologies	77,964	5.3%	71,322	5.0%	90,967	6.9%	88,707	7.0%
Biotechnology	56,264	3.8%	56,990	4.0%	56,173	4.3%	55,810	4.4%
Marketing, Media, and Entertainment	43,975	3.0%	44,429	3.1%	49,145	3.7%	47,526	3.7%
Diagnostics & Tools	42,230	2.9%	41,990	2.9%	—	—	—	—
Human Resource Technology	31,609	2.1%	30,443	2.1%	31,142	2.4%	30,595	2.4%
Education Technology	33,091	2.3%	30,294	2.1%	18,975	1.4%	15,285	1.2%
SaaS	29,440	2.0%	30,087	2.1%	34,257	2.6%	34,440	2.7%
Transportation Technology	42,871	2.9%	28,178	2.0%	45,024	3.4%	39,532	3.1%
Supply Chain Technology	28,029	1.9%	28,176	2.0%	30,414	2.3%	24,556	1.9%
Multi-Sector Holdings (1)	20,194	1.4%	22,450	1.6%	11,006	0.8%	11,335	0.9%
Connectivity	21,212	1.4%	21,254	1.5%	36,191	2.7%	34,219	2.7%
Industrials	16,298	1.1%	16,943	1.2%	21,995	1.7%	23,113	1.8%
Digital Assets Technology and Services	7,063	0.5%	6,955	0.5%	33,545	2.5%	35,553	2.8%
Construction Technology	24,647	1.7%	5,397	0.4%	24,141	1.8%	6,813	0.5%
Total	$1,470,378	100.0%	$1,424,815	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Advisers LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
Northeast	$461,767	31.3%	$453,432	31.9%	$392,739	29.8%	$383,008	29.9%
West	414,646	28.2%	408,773	28.7%	468,917	35.5%	464,909	36.5%
South	181,050	12.3%	184,644	13.0%	169,014	12.8%	172,746	13.5%
Mountain	168,390	11.5%	156,736	11.0%	118,126	9.0%	110,681	8.7%
Southeast	101,458	6.9%	97,525	6.8%	43,878	3.3%	42,129	3.3%
Midwest	78,692	5.4%	71,950	5.0%	64,535	4.9%	56,945	4.5%
Multi-Sector Holdings (1)	20,194	1.4%	22,450	1.6%	11,006	0.8%	11,335	0.9%
International:
Western Europe	17,534	1.2%	17,345	1.2%	22,235	1.7%	22,400	1.8%
Canada	26,647	1.8%	11,960	0.8%	28,866	2.2%	11,027	0.9%
Total	$1,470,378	100.0%	$1,424,815	100.0%	$1,319,316	100%	$1,275,180	100%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Advisers LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” for further discussion.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,040,808	70.8%	$1,002,621	70.4%	$918,836	69.7%	$885,299	69.5%
Equipment Financings	333,919	22.7%	332,598	23.3%	336,934	25.5%	336,778	26.4%
Equity	65,121	4.4%	52,159	3.7%	33,302	2.5%	19,576	1.5%
Warrants	30,530	2.1%	37,437	2.6%	30,244	2.3%	33,527	2.6%
Total	$1,470,378	100.0%	$1,424,815	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of June 30, 2024 and December 31, 2023, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2024 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$1,002,621	$—	$1,002,621
Equipment Financings	—	—	332,598	—	332,598
Warrants	—	1,445	35,992	—	37,437
Equity	864	—	41,684	9,611	52,159
Total Investments at fair value	864	1,445	1,412,895	9,611	1,424,815
Escrow Receivables (2)	—	—	2,441	—	2,441
Cash and cash equivalents	46,102	—	—	—	46,102
Total	$46,966	$1,445	$1,415,336	$9,611	$1,473,358

(1)
In accordance with ASC 820, the Company's equity investments in Senior Credit Corp 2022 LLC and EPT 16 LLC are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
(2)
Escrow receivables is included in other assets on the Consolidated Statements of Assets and Liabilities.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$885,299	$—	$885,299
Equipment Financings	—	—	336,778	—	336,778
Warrants	—	2,326	31,201	—	33,527
Equity	795	—	15,150	3,631	19,576
Total Investments at fair value	795	2,326	1,268,428	3,631	1,275,180
Escrow Receivables (2)	—	—	2,441	—	2,441
Cash and cash equivalents	4,761	—	—	—	4,761
Total	$5,556	$2,326	$1,270,869	$3,631	$1,282,382

(1)
In accordance with ASC 820, the Company's equity investment in Senior Credit Corp 2022 LLC is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
(2)
Escrow receivables is included in other assets on the Consolidated Statements of Assets and Liabilities.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of June 30, 2024.

	Fair Value as of
	June 30, 2024	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,011,999	Discounted Cash Flows	Hypothetical Market Yield	11.4% - 57.3%	16.7%

	256,934	Cost approximates fair value (6)	n/a	n/a	n/a

	22,405	Transaction Precedent (7)	Transaction Price	n/a	n/a

	32,546	Scenario Analysis	Probability Weighting of Alternative Outcomes	1.0% - 80.0%	n/a

Debt investment in the JV	11,335	Enterprise Value (8)	n/a	n/a	n/a

Equity investments	41,684	Market Approach	Revenue Multiple (3)	0.4x - 10.6x	3.6	x
			Volatility (5)	43.9% - 93.5%	54.7%
			Risk-Free Interest Rate	4.4% - 5.1%	4.6%
			Estimated Time to Exit (in years)	1.0 - 4.3	3.3

Warrants	35,992	Market Approach	Revenue Multiple (3)	0.6x - 11.1x	3.4	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	34.6% - 125.5%	60.6%
			Risk-Free Interest Rate	4.4% - 5.1%	4.7%
			Estimated Time to Exit (in years)	0.9 - 4.8	2.1

Total Level 3 Investments	$1,412,895

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivables portfolio investments for the six months ended June 30, 2024 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivables	Total
Fair Value as of December 31, 2023	$1,222,077	$15,150	$31,201	$2,441	$1,270,869
Purchases, net of deferred fees	455,187	2,465	6,359	—	464,011
Non-cash conversions (1)	(20,000)	24,146	(4,146)	—	—
Transfers into/(out of) Level 3 (2)	(28,315)	—	—	—	(28,315)
Proceeds from sales and paydowns	(298,519)	(254)	(811)	—	(299,584)
Accretion of OID, EOT, and PIK payments	15,508	—	—	—	15,508
Net realized gain/(loss)	(4,905)	(86)	(633)	—	(5,624)
Net change in unrealized appreciation/(depreciation)	(5,814)	263	4,022	—	(1,529)
Fair Value as of June 30, 2024	$1,335,219	$41,684	$35,992	$2,441	$1,415,336

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of June 30, 2024	$(14,572)	$(736)	$(799)	$—	$(16,107)

(1)
The non-cash conversion includes an exercise of a warrant to an equity position and debt to an equity position during the period.
(2)
Transfers out of Level 3 during the six months ended June 30, 2024 were related to the conversion of debt to equity in one publicly-traded portfolio company. During the six months ended June 30, 2024, there were no transfers into Level 3.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivables portfolio investments for the year ended December 31, 2023 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivables	Total
Fair Value as of December 31, 2022	$1,048,829	$13,245	$30,989	$2,441	$1,095,504
Purchases, net of deferred fees	613,853	4,676	8,670	—	627,199
Non-cash conversion (1)	(500)	538	(17)	—	21
Transfers into/(out of) of Level 3 (2)	—	—	(7)	—	(7)
Proceeds from sales and paydowns	(468,760)	(461)	(2,705)	—	(471,926)
Accretion of OID and EOT payments	32,953	—	—	—	32,953
Net realized gain/(loss)	(15,292)	(13,546)	767	—	(28,071)
Net change in unrealized appreciation/(depreciation)	10,994	10,698	(6,496)	—	15,196
Fair Value as of December 31, 2023	$1,222,077	$15,150	$31,201	$2,441	$1,270,869

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of December 31, 2023	$(8,420)	$(2,501)	$(6,987)	$—	$(17,908)

(1)
The non-cash conversion includes restructuring of a convertible note position to preferred equity and an exercise of a warrant to an equity position during the period.
(2)
During the year ended December 31, 2023, there were no transfers into Level 3.

Fair Value of Financial Instruments Carried at Cost

As of June 30, 2024 and December 31, 2023, the carrying value of the KeyBank Credit Facility was approximately $254.7 million and $213.0 million, respectively. The carrying value of the KeyBank Credit Facility as of June 30, 2024 and December 31, 2023 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2024 and December 31, 2023, the carrying value of the 2025 Notes was approximately $151.5 million and $180.5 million, respectively, net of unamortized deferred financing costs of $1.0 million and $2.0 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of June 30, 2024 and December 31, 2023 was approximately $152.9 million and $183.4 million, respectively, based on the market closing price of the 2025 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”.

As of June 30, 2024 and December 31, 2023, the carrying value of the Convertible Notes was approximately $49.1 million and $48.8 million, respectively, net of unamortized deferred financing costs and discount of $0.9 million and $1.2 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of June 30, 2024 and December 31, 2023 was approximately $50.4 million and $50.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2024 and December 31, 2023, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $123.8 million and $123.5 million, respectively, net of unamortized deferred financing costs and discount of $1.2 million and $1.5 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of June 30, 2024, and December 31, 2023, was approximately $112.1 million and $111.5 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2024, and December 31, 2023, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.1 million, and $73.9 million, respectively, net of unamortized deferred financing fees of $0.9 million and $1.1 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of June 30, 2024 and December 31, 2023 was approximately $67.4 million and $66.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2024, the carrying value of the Company's 7.875% Notes due 2029 (the “March 2029 Notes”) was approximately $111.8 million, net of unamortized deferred financing fees of $3.2 million. The March 2029 Notes have a fixed interest rate as discussed “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of June 30, 2024 was approximately $115.5 million, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”. The March 2029 Notes began trading on July 1, 2024 and there was no fair value as of December 31, 2023.
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

The KeyBank Credit Facility includes a commitment of $350.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $400.0 million. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Adjusted Term SOFR plus 2.85% to 3.25%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans.

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

During the three months ended June 30, 2024, the Company borrowed $192.0 million and made repayments of $127.3 million under the KeyBank Credit Facility. During the six months ended June 30, 2024, the Company borrowed $340.0 million and made repayments of $298.3 million under the KeyBank Credit Facility. The Company incurred approximately $3.6 million of financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of June 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the KeyBank Credit Facility were $1.8 million and $2.1 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had a borrowing availability of approximately $95.3 million and $137.0 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stated interest expense	$4,508	$4,783	$9,351	$8,651
Amortization of deferred financing costs	215	204	420	409
Total interest and amortization of deferred financing costs	$4,723	$4,987	$9,771	$9,060

Weighted average effective interest rate	9.4%	8.6%	9.3%	8.4%
Weighted average outstanding balance	$200,452	$232,143	$210,769	$214,724

For additional information regarding the KeyBank Credit Facility, see “Note 14. Subsequent Events.”

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

On May 17, 2024 (the “May Redemption”), the Company redeemed $30.0 million in aggregate principal amount of the $182.5 million in aggregate principal amount of the then outstanding 2025 Notes. As of June 30, 2024, the outstanding aggregate principal amount of the 2025 Notes was $152.5 million.

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of June 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the 2025 Notes were $1.0 million and $2.0 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stated interest expense	$2,937	$3,194	$6,131	$6,388
Amortization of deferred financing costs	483	493	982	997
Total interest and amortization of deferred financing costs	$3,420	$3,687	$7,113	$7,385

Weighted average effective interest rate	8.2%	8.1%	8.1%	8.1%
Weighted average outstanding balance	$167,665	$182,500	$175,082	$182,500

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of June 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the August 2026 Notes were $1.2 million and $1.5 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stated interest expense	$1,367	$1,367	$2,734	$2,735
Amortization of deferred financing costs	144	144	288	288
Total interest and amortization of deferred financing costs	$1,511	$1,511	$3,022	$3,023

Weighted average effective interest rate	4.8%	4.8%	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000	$125,000	$125,000

March 2029 Notes

On March 28, 2024, the Company issued and sold $115.0 million in aggregate principal amount of its unsecured March 2029 Notes under its shelf Registration Statement on Form N-2, which amount includes the underwriters' exercise, in full, of their option to purchase an additional $15.0 million in aggregate principal amount of the March 2029 Notes.

The March 2029 Notes were issued pursuant to the Base Indenture and a Fifth Supplemental Indenture, dated as of March 28, 2024 (together with the Base Indenture, the “March 2029 Notes Indenture”), between the Company and the Trustee. The March 2029 Notes mature on March 30, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The March 2029 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company's option on or after March 30, 2026 upon not less than 30 days’ nor more than 60 days’ written notice prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the outstanding principal amount of the March 2029 Notes, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. In addition, if a change of control repurchase event (as defined in the March 2029 Notes Indenture) occurs prior to the maturity date of the March 2029 Notes, unless the Company has exercised its right to redeem the March 2029 Notes in full, holders will have the right, at their option, to require the Company to repurchase for cash some or all of the March 2029 Notes at a repurchase price equal to 100% of the principal amount of the March 2029 Notes being repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The March 2029 Notes bear interest at a fixed rate of 7.875% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on June 30, 2024. The March 2029 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

The March 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINZ” on April 1, 2024.

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.2 million, which were capitalized and deferred. As of June 30, 2024, unamortized deferred financing costs related to the March 2029 Notes were $3.2 million. There were no unamortized deferred financing costs as of December 31, 2023.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stated interest expense	$2,264	$—	$2,340	$—
Amortization of deferred financing costs	167	—	172	—
Total interest and amortization of deferred financing costs	$2,431	$—	$2,512	$—

Weighted average effective interest rate	8.5%	—%	8.5%	—%
Weighted average outstanding balance	$115,000	$—	$59,396	$—

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of June 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the December 2026 Notes were $0.9 million and $1.1 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stated interest expense	$797	$797	$1,594	$1,594
Amortization of deferred financing costs	93	93	192	186
Total interest and amortization of deferred financing costs	$890	$890	$1,786	$1,780

Weighted average effective interest rate	4.7%	4.7%	4.8%	4.7%
Weighted average outstanding balance	$75,000	$75,000	$75,000	$75,000

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of June 30, 2024. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on June 28, 2024, the conversion rate changed to 79.2226 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $12.62 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(544)	(733)
Original issue discount, net of accretion	(380)	(510)
Carrying value of Convertible Notes	$49,076	$48,757

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stated interest expense	$750	$750	$1,500	$1,500
Amortization of deferred financing costs and original issue discount	160	160	325	319
Total interest and amortization of deferred financing costs and original issue discount	$910	$910	$1,825	$1,819

Weighted average effective interest rate	7.3%	7.3%	7.3%	7.3%
Weighted average outstanding balance	$50,000	$50,000	$50,000	$50,000

As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture and the Convertible Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2024 and December 31, 2023 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of June 30, 2024 and December 31, 2023 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions. As of June 30, 2024, the Company had unfunded commitments of $5.2 million and $6.0 million for the JV and EPT 16, respectively, which represented the Company's uncalled capital commitments. As of December 31, 2023, the Company had unfunded commitments of $10.4 million for the JV. There were no unfunded commitments for EPT 16 as of December 31, 2023.

The Company did not have any other off-balance sheet financings or liabilities as of June 30, 2024 or December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified significant operating leases for its headquarters in Phoenix, AZ and office spaces in San Diego, CA. The lease for the Company's Phoenix headquarters commenced on July 10, 2021, and was amended on October 31, 2023 to (i) include additional office space and (ii) extend the term of the lease through May 31, 2031. The lease for Suite 200 in the Company's San Diego office commenced on March 10, 2023, and expires on January 31, 2026. The Company entered into a second lease in San Diego for Suite 203, which commenced on June 1, 2024, and expires on November 14, 2025. As of June 30, 2024, the weighted-average remaining lease term for the operating leases was 6.4 years.

The total lease expense incurred for the three and six months ended June 30, 2024 was $0.3 million and $0.6 million, respectively, and for the three and six months ended June 30, 2023 was approximately $0.2 million and $0.3 million, respectively. As of June 30, 2024 and December 31, 2023, the right of use assets related to the office operating leases were $5.4 million and $5.3 million, respectively, and the lease liabilities were $5.7 million and $5.4 million, respectively. As of June 30, 2024 and December 31, 2023, the weighted-average discount rate determined for the operating lease liabilities was 8.62% and 8.60%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of June 30, 2024 (in thousands):

For the Years Ended December 31,	Total
2024	$628
2025	1,255
2026	943
2027	950
2028	974
Thereafter	2,420
Total	$7,170

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2024, there were no material legal matters or material litigation pending of which the Company is aware.

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

ATM Program

On November 9, 2021, the Company established an at-the-market equity program (the “ATM Program”), pursuant to which the Company can issue and sell, from time to time, up to $50.0 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act). On December 1, 2023, the Company entered into new equity distribution agreements to (i) increase the maximum aggregate offering price of shares of its common stock to be sold through the ATM Program to $145.7 million and (ii) add one additional sales agent to the ATM Program.

The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

During the three months ended June 30, 2024, the Company issued and sold 3,224,708 shares of its common stock at a weighted-average price of $14.79 per share and raised $46.9 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program. During the six months ended June 30, 2024, the Company issued and sold 4,877,340 shares of its common stock at a weighted-average price of $14.81 per share and raised $71.2 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

During the year ended December 31, 2023, the Company issued and sold 4,976,061 shares of its common stock at a weighted-average price of $14.53 per share and raised $70.8 million of net proceeds after deducting commissions to the sales agent on shares sold under the ATM Program.

For additional information regarding the ATM Program, see “Note 14. Subsequent Events.”

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

The Company did not repurchase shares of its outstanding common stock during the three and six months ended June 30, 2024. During the year ended December 31, 2023, the Company repurchased 91,691 shares of its outstanding common stock at a weighted average price of $10.91. The repurchased shares were immediately canceled and thus the Company holds no treasury stock.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended June 30, 2024, the Company issued 22,578 shares of common stock for a total of approximately $0.3 million under the DRIP. During the six months ended June 30, 2024, the Company issued 46,034 shares of common stock for a total of approximately $0.7 million under the DRIP.

During the year ended December 31, 2023, the Company issued 165,962 shares of common stock for a total of approximately $2.2 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
			Total	$7.68

Note 8. Equity Incentive Plans

2019 Long Term Incentive Plan

The Company’s Board initially adopted and approved the 2019 Trinity Capital Inc. Long Term Incentive Plan (as amended, the “2019 Long Term Incentive Plan”) on October 17, 2019 and the Company’s stockholders approved the 2019 Long Term Incentive Plan on June 17, 2021 at the Company’s 2021 Annual Meeting of Stockholders, with the 2019 Long Term Incentive Plan becoming effective on June 17, 2021. The Company’s Board adopted and approved Amendment No. 1 to the 2019 Trinity Capital Inc. Long-Term Incentive Plan on April 23, 2024 to, among other things, increase the total number of shares available for issuance under the 2019 Long Term Incentive Plan by 5,800,000 shares (from 3,600,000 shares to 9,400,000 shares) and the Company’s stockholders approved such amendment on June 12, 2024 at the Company’s 2024 Annual Meeting of Stockholders, with such amendment becoming effective on June 12, 2024. Under the 2019 Long Term Incentive Plan, awards of restricted stock, incentive stock options and non-statutory stock options (together with incentive stock options, “Options”) may be granted to certain of the Company’s executive officers, employee directors and other employees (collectively, the “Employee Participants”) in accordance with the SEC exemptive order the Company received on May 27, 2021 (the “SEC Exemptive Order”). While the 2019 Long Term Incentive Plan contemplates grants of restricted stock, restricted stock units, Options, dividend equivalent rights, performance awards and other stock-based awards to the Employee Participants, the Company only sought and received exemptive relief from the SEC pursuant to the SEC Exemptive Order to grant awards of restricted stock and Options. As a result, the Company will only grant awards of such securities under the 2019 Long Term Incentive Plan. The Employee Participants will have the right to receive dividends on such awarded restricted stock, unless and until the restricted stock is forfeited.

Subject to certain adjustments under the 2019 Long Term Incentive Plan, the maximum aggregate number of shares of the Company’s common stock authorized for issuance under the 2019 Long Term Incentive Plan is

9,400,000 shares. The 2019 Long Term Incentive Plan is to be administered by the Compensation Committee of the Board (the “Compensation Committee”) in accordance with the terms of the 2019 Long Term Incentive Plan. The 2019 Long Term Incentive Plan will terminate on the day prior to the tenth anniversary of the date it was initially adopted by the Board, unless terminated sooner by action of the Board or the Compensation Committee, as applicable.

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement filed with the SEC on April 26, 2024. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2024 and 2023 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2024	Grant Date Fair Value	June 30, 2023	Grant Date Fair Value
Unvested as of Beginning of Period	1,326,891	$14.56	1,041,721	$16.98
Shares Granted	753,051	$14.80	783,100	$12.85
Shares Vested and Forfeited	(427,979)	$14.57	(319,342)	$16.96
Unvested as of Ending of Period	1,651,963	$14.67	1,505,479	$14.84

Fair Value of Granted Stock	$11,145		$10,063
Compensation cost recognized	$5,242		$3,970

As of June 30, 2024, there was approximately $23.0 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.9 years. As of December 31, 2023, there was approximately $17.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.5 years.

2019 Restricted Stock Plan

The Company’s Board initially adopted and approved the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (as amended, the “2019 Restricted Stock Plan”) on October 17, 2019 and the Company’s stockholders approved the 2019 Restricted Stock Plan on June 17, 2021 at the Company’s 2021 Annual Meeting of Stockholders, with the 2019 Restricted Stock Plan becoming effecting on June 17, 2021. The Company’s Board adopted and approved Amendment No. 1 to the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan on April 23, 2024 to increase the total number of shares available for issuance under the 2019 Restricted Stock Plan by 60,000 shares (from 60,000 shares to 120,000 shares) and the Company’s stockholders approved such amendment on June 12, 2024 at the Company’s 2024 Annual Meeting of Stockholders, with such amendment becoming effective on June 12, 2024. The 2019 Restricted Stock Plan provides for grants of restricted stock awards (“Non-Employee Director Awards”) to the Company’s non-employee directors (the “Non-Employee Director Participants”), which are directors who are not “interested persons” of the Company (as such term is defined in Section 2(a)(19) of the 1940 Act) in accordance with the SEC Exemptive Order. The Non-Employee Director Participants will have the right to receive dividends on such awarded restricted stock, unless and until the restricted stock is forfeited.

Subject to certain adjustments under the 2019 Restricted Stock Plan, the total number of shares of the Company’s common stock that may be subject to Non-Employee Director Awards is 120,000 shares. The 2019 Restricted Stock Plan is to be administered by the Compensation Committee, subject to the discretion of the Board. The 2019 Restricted Stock Plan will terminate on the day prior to the tenth anniversary of the date it was approved by the Company’s stockholders, unless terminated sooner by action of the Board.

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Reports on Form 8-K, filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement filed with the SEC on April 26, 2024. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2024 and 2023 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2024	Grant Date Fair Value	June 30, 2023	Grant Date Fair Value
Unvested as of Beginning of Period,	15,196	$13.16	13,540	$14.77
Shares Granted	13,340	$14.99	15,196	$13.16
Shares Vested and Forfeited	(15,196)	$13.16	(13,540)	$14.77
Unvested as of Ending of Period,	13,340	$14.99	15,196	$13.16

Fair Value of Granted Stock	$200		$200
Compensation cost recognized	$101		$100

As of June 30, 2024, there was approximately $0.2 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a twelve-month period. As of December 31, 2023, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings per common share - basic
Numerator for basic earnings per share	$30,828	$19,882	$45,337	$42,366
Denominator for basic weighted average shares	50,161,680	36,024,566	48,455,033	35,551,947
Earnings/(Loss) per common share - basic	$0.61	$0.55	$0.94	$1.19
Earnings per common share - diluted
Numerator for increase in net assets per share	30,828	19,882	45,337	42,366
Adjustment for interest expense, fees, and deferred financing costs on Convertible Notes	910	910	1,825	1,819
Numerator for diluted earnings per share	31,738	20,792	47,162	44,185
Denominator for basic weighted average shares	50,161,680	36,024,566	48,455,033	35,551,947
Adjustment for dilutive effect of Convertible Notes	3,902,715	3,666,795	3,902,715	3,666,795
Denominator for diluted weighted average shares	54,064,395	39,691,361	52,357,748	39,218,742
Earnings/(Loss) per common share - diluted	$0.59	$0.52	$0.90	$1.13

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

For the three and six months ended June 30, 2024, $0.6 million and $1.3 million, respectively, was recorded for U.S. federal excise tax. For the three and six months ended June 30, 2023, $0.7 million and $1.3 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Tax Cost of Investments (1)	$1,515,961	$1,325,006

	June 30, 2024	December 31, 2023
Unrealized appreciation	$41,947	$36,468
Unrealized depreciation	(86,991)	(81,534)
Net change in unrealized appreciation/(depreciation) from investments	$(45,044)	$(45,066)

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Per Share Data: (1)
Net asset value, beginning of period	$13.19	$13.15

Net investment income	1.07	1.17
Net realized and unrealized gains/(losses) on investments (2)	(0.13)	0.02
Net increase/(decrease) in net assets resulting from operations	0.94	1.19

Offering costs	(0.02)	(0.01)
Effect of shares issued and repurchased (3)	0.03	(0.18)
Distributions (4)	(1.02)	(1.00)
Total increase/(decrease) in net assets	(0.07)	—

Net asset value, end of period	$13.12	$13.15

Shares outstanding, end of period	51,849,429	36,664,864
Weighted average shares outstanding	48,455,033	35,551,947
Total return based on net asset value (5)(9)	7.2%	7.6%
Total return based on market value (6)(9)	4.3%	32.1%

Ratio/Supplemental Data:
Per share market value at end of period	$14.14	$13.26
Net assets, end of period	$680,039	$481,995
Ratio of total expenses to average net assets (10)	16.8%	19.8%
Ratio of net investment income to average net assets (10)	16.4%	17.8%
Ratio of interest and credit facility expenses to average net assets (10)	8.2%	9.9%
Portfolio turnover rate (7)(9)	24.7%	16.7%
Asset coverage ratio (8)	188.1%	172.5%

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
(8)
Based on outstanding debt of $772.2 million and $664.5 million as of June 30, 2024 and 2023, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of June 30, 2024, and December 2023, 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
June 30, 2024 (Unaudited)	$—	—	—	—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
June 30, 2024 (Unaudited)	$254,700	1,881	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
June 30, 2024 (Unaudited)	$152,500	1,881	—	$1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
June 30, 2024 (Unaudited)	$50,000	1,881	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
June 30, 2024 (Unaudited)	$125,000	1,881	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
June 30, 2024 (Unaudited)	$75,000	1,881	—	—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

March 2029 Notes
June 30, 2024 (Unaudited)	$115,000	1,881	—	$1,013
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
June 30, 2024 (Unaudited)	$772,200	1,881	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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
(4)
Not applicable because the senior securities are not registered for public trading, with the exception of the 2025 Notes and March 2029 Notes. The average market value per unit calculated for the 2025 Notes and March 2029 Notes are based on the average daily price of such notes and are expressed in terms of dollar amounts per $1,000 of indebtedness.
(5)
The Credit Suisse Credit Facility matured on January 8, 2022, in accordance with its terms, and all outstanding indebtedness thereunder was repaid.

Note 12. Related Party Transactions

During the three and six months ended June 30, 2024 and the year ended December 31, 2023, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. During the three and six months ended June 30, 2024 and the year ended December 31, 2023, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

On March 16, 2023, the Company formed the Adviser Sub, an unconsolidated wholly owned subsidiary of the Company that provides investment management services to EPT 16 LLC and may enter into additional management agreements with other Adviser Funds in the future. Refer to “Note 1 – Organization and Basis of Presentation” for further details.

On June 28, 2024, the Company and the Class A Member funded a portion of their respective capital commitments to commence operations of EPT 16. EPT 16 has acquired and intends to acquire, hold and as applicable, dispose of investments that have been originated by the Company. Refer to “Note 1 – Organization and Basis of Presentation” for further details on EPT 16.

Note 13. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements and disclosures.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

ATM Program

For the period from July 1, 2024 to August 6, 2024, the Company issued and sold 1,497,621 shares of its common stock at a weighted-average price of $14.07 per share and raised $20.8 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

September 2029 Notes

On July 19, 2024, the Company issued and sold $100.0 million in aggregate principal amount of its unsecured 7.875% Notes due 2029 (the “September 2029 Notes”) under its shelf Registration Statement on Form N-2. On August 1, 2024, the Company issued and sold an additional $15.0 million in aggregate principal amount of the September 2029 Notes pursuant to the exercise in full of the underwriters’ option to purchase additional September 2029 Notes to cover overallotments.

The September 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and the Trustee. The September 2029 Notes mature on September 30, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The September 2029 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company's option on or after September 30, 2026 upon not less than 30 days’ nor more than 60 days’ written notice prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the outstanding principal amount of the September 2029 Notes, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption.

The September 2029 Notes bear interest at a fixed rate of 7.875% per year payable quarterly on March 30, June 30, September 30 and December 30, commencing on September 30, 2024. The September 2029 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated. The September 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINI” on July 22, 2024.

KeyBank Credit Facility

On August 2, 2024, TCF, as borrower, and the Company, as servicer, entered into an amendment (the “Sixth Amendment”) to the KeyBank Credit Agreement related to the KeyBank Credit Facility. Among other changes, the

Sixth Amendment (i) increased the commitment amount available for borrowing under the KeyBank Credit Facility from $350 million to $440 million and permits the Company to request an increased amount of commitments from a total of up to $400 million to a total of up to $690 million in maximum capacity, subject to certain provisions, (ii) extended the maturity date from October 27, 2026 to July 27, 2029, and (iii) replaced the variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans with a variable advance rate of up to 62% on eligible first lien loans and up to 47% on eligible second lien loans.

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
•
the impact of uncertainties relating to the 2024 U.S. presidential election;
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

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).

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

On January 16, 2020, through a series of transactions, we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P., Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P., and Trinity Sidecar Income Fund, L.P. (collectively, the "Legacy Funds") and all of their respective assets, including their respective investment portfolios, as well as Trinity Capital Holdings, LLC, a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions, we used a portion of the proceeds from our private equity offering and private debt offering that occurred on January 16, 2020.

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

On March 17, 2023, the Company formed an unconsolidated wholly owned subsidiary, Trinity Capital Adviser LLC (“Adviser Sub”). The Company was granted exemptive relief by the SEC that permits the Company to organize, acquire, wholly own and operate the Adviser Sub as an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Adviser Act”). The Adviser Sub may provide investment advisory and related services to one or more investment vehicles (the “Adviser Funds”) in the future with ownership by one or more unrelated third-party investors (“External Parties”) and receive fee income for such services.

On June 28, 2024, the Company and a specialty credit manager (the “Class A Member”) funded a portion of their respective capital commitments to commence operations of a credit fund, EPT 16 LLC (“EPT 16”), a Delaware limited liability company. EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $0.3 and $0.5 million, respectively, in dividend income during the three and six months ended June 30, 2024 and no dividend income was recorded during the three and six months ended June 30, 2023.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2024, our investment portfolio had an aggregate fair value of approximately $1,424.8 million and was comprised of approximately $1,002.6 million in secured loans, $332.6 million in equipment financings, and $89.6 million in equity and warrants, across 136 portfolio companies. As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $1,275.2 million and was comprised of approximately $885.3 million in secured loans, $336.8 million in equipment financings, and $53.1 million in equity and warrants, across 120 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	70.8%	70.4%	69.7%	69.5%
Equipment Financings	22.7%	23.3%	25.5%	26.4%
Equity	4.4%	3.7%	2.5%	1.5%
Warrants	2.1%	2.6%	2.3%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2024 and December 31, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2024		December 31, 2023
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
Northeast	31.3%	31.9%	29.8%	29.9%
West	28.2%	28.7%	35.5%	36.5%
South	12.3%	13.0%	12.8%	13.5%
Mountain	11.5%	11.0%	9.0%	8.7%
Southeast	6.9%	6.8%	3.3%	3.3%
Midwest	5.4%	5.0%	4.9%	4.5%
Multi-Sector Holdings (1)	1.4%	1.6%	0.8%	0.9%
International:
Western Europe	1.2%	1.2%	1.7%	1.8%
Canada	1.8%	0.8%	2.2%	0.9%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Advisers LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	13.1%	13.8%	10.6%	10.5%
Green Technology	10.9%	11.4%	10.5%	11.2%
Medical Devices	8.9%	9.2%	5.2%	5.5%
Space Technology	8.0%	8.2%	14.1%	14.6%
Consumer Products & Services	7.3%	7.6%	6.5%	6.6%
Artificial Intelligence & Automation	7.3%	7.6%	2.6%	2.7%
Real Estate Technology	6.4%	6.1%	7.2%	7.2%
Healthcare Technology	5.8%	5.6%	6.8%	6.6%
Food and Agriculture Technologies	5.3%	5.0%	6.9%	7.0%
Biotechnology	3.8%	4.0%	4.3%	4.4%
Marketing, Media, and Entertainment	3.0%	3.1%	3.7%	3.7%
Diagnostics & Tools	2.9%	2.9%	—	—
Human Resource Technology	2.1%	2.1%	2.4%	2.4%
Education Technology	2.3%	2.1%	1.4%	1.2%
SaaS	2.0%	2.1%	2.6%	2.7%
Transportation Technology	2.9%	2.0%	3.4%	3.1%
Supply Chain Technology	1.9%	2.0%	2.3%	1.9%
Multi-Sector Holdings (1)	1.4%	1.6%	0.8%	0.9%
Connectivity	1.4%	1.5%	2.7%	2.7%
Industrials	1.1%	1.2%	1.7%	1.8%
Digital Assets Technology and Services	0.5%	0.5%	2.5%	2.8%
Construction Technology	1.7%	0.4%	1.8%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Advisers LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 1 – Organization and Basis of Presentation” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

As of June 30, 2024 and December 31, 2023, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.1 and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2024 and December 31, 2023, the Company’s ten largest portfolio companies represented approximately 27.4% and 31.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of June 30, 2024 and December 31, 2023, the Company had seven and four portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the six months ended June 30, 2024, we invested approximately $349.3 million in 18 new portfolio companies, approximately $114.9 million in 23 existing portfolio companies, and approximately $9.2 million in the multi-sector holdings, excluding deferred fees. During the six months ended June 30, 2024, we received an aggregate of $328.9 million in proceeds from repayments and sales of our investments, including proceeds of approximately $83.7 million from early repayments on our debt investments and $153.2 million sales of investments.

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

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Beginning Portfolio, at fair value	$1,275,180	$1,094,386
Purchases, net of deferred fees	469,567	632,754
Non-cash conversion	—	21
Principal payments received on investments	(91,916)	(142,113)
Proceeds from early debt repayments	(83,739)	(169,745)
Sales of investments	(153,223)	(160,068)
Accretion of OID, EOT, and PIK payments	15,509	32,953
Net realized gain/(loss)	(5,136)	(28,071)
Net change in unrealized appreciation/(depreciation)	(1,427)	15,063
Ending Portfolio, at fair value	$1,424,815	$1,275,180

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2024 and December 31, 2023 (dollars in thousands):

		June 30, 2024		December 31, 2023
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$70,183	5.3%	$40,584	3.3%
3.0 - 3.9	Strong Performance	306,187	22.9%	277,867	22.9%
2.0 - 2.9	Performing	886,030	66.4%	805,730	65.9%
1.6 - 1.9	Watch	53,449	4.0%	56,740	4.6%
1.0 - 1.5	Default/Workout	8,035	0.6%	33,452	2.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,323,884	99.2%	1,214,373	99.4%
.	Senior Credit Corp 2022 LLC (1)	11,335	0.8%	7,704	0.6%
Total Debt Investments		$1,335,219	100.0%	$1,222,077	100.0%

(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of both June 30, 2024 and December 31, 2023, our debt investments had a weighted average risk rating score of 2.7.

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

As of June 30, 2024, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $55.6 million, and a total fair value of approximately $24.0 million, or 1.8%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and six months ended June 30, 2024 and 2023.

Investment Income

The following table sets forth the components of investment income (in thousands). The components of investment income have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stated interest income	$41,827	$33,785	$79,667	$66,435
Amortization of OID and EOT	6,065	5,825	12,375	11,220
Acceleration of OID and EOT	2,243	2,755	3,194	4,086
PIK interest income	1,452	2,164	5,543	3,319
Prepayment penalty and related fees	495	300	495	300
Dividend income	250	—	450	—
Other fee income	2,309	1,216	3,370	2,223
Total investment income	$54,641	$46,045	$105,094	$87,583

For the three and six months ended June 30, 2024, total investment income was approximately $54.6 million and $105.1 million, respectively, which represents an approximate effective yield of 16.0% and 15.9%, respectively, on the average investments during the year. For the three and six months ended June 30, 2023, total investment income was approximately $46.0 and $87.6 million, respectively, which represents an approximate effective yield of 16.2% and 15.6%, respectively, on the average investments during the year. The increase in investment income for the three and six months ended June 30, 2024 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses, and excise taxes. Our operating expenses totaled approximately $27.9 million and $23.9 million for the three months ended June 30, 2024 and 2023, respectively, and $53.2 million and $46.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase in our operating expenses for the three and six months ended June 30, 2024 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 7.00% Notes due 2025 (the “2025 Notes”), the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due 2029 (the “March 2029

Notes”), and the 6.00% Convertible Notes due 2025 (the “Convertible Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $13.9 million and $12.0 million for the three months ended June 30, 2024 and 2023, respectively, and $26.0 million and $23.1 million for the six months ended June 30, 2024 and 2023, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.6% and 7.2% for the three months ended June 30, 2024 and 2023, respectively, and 7.5% and 7.1% for the six months ended June 30, 2024 and 2023, respectively. The increase in interest expense for the three and six months ended June 30, 2024 was primarily due to increased borrowings and increased base rate under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $9.9 million and $8.4 million for the three months ended June 30, 2024 and 2023, respectively, and $19.8 million and $16.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase in employee compensation expenses for the three and six months ended June 30, 2024 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of June 30, 2024 and 2023, the Company had 83 and 61 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees, totaled approximately $1.3 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $2.1 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in professional fees expenses for the three and six months ended June 30, 2024 resulted primarily from a decrease in legal fees, third-party valuation fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $2.1 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $4.0 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2024 was primarily due to additional office rent and related expenses.

Excise Taxes

Our excise taxes totaled approximately $0.6 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.

Net Investment Income

For the three months ended June 30, 2024 and 2023, we recognized approximately $54.6 million and $46.0 million, respectively, in total investment income as compared to approximately $27.9 million and $23.9 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $26.7 million and $22.1 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized approximately $105.1 million and $87.6 million, respectively, in total investment income as compared to approximately $53.2 million and $46.2 million, respectively, in total expenses including excise tax expense, resulting in net investment income of $51.9 million and $41.4 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the six months ended June 30, 2024, our gross realized gains primarily consisted of the repayment of one equipment financing and the sale of one equity position. Our gross realized losses primarily consisted of the sale of one equity position, the repayment of one debt position and the conversion of debt positions in three portfolio companies. During the six months ended June 30, 2023, our gross realized gains primarily consisted of the repayment of one loan, one equipment financing, and one warrant, and our gross realized losses primarily consisted of the exit of our debt and equity positions in two portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and six months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized gain/(loss) on investments:
Gross realized gains	$4,282	$3,262	$8,559	$3,800
Gross realized losses	(10,770)	(29,873)	(13,695)	(30,776)
Total net realized gains/(losses) on investments	$(6,488)	$(26,611)	$(5,136)	$(26,976)

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

Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2024 and 2023 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross unrealized appreciation	$12,462	$11,321	$21,080	$21,638
Gross unrealized depreciation	(21,024)	(13,613)	(37,093)	(21,819)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	19,135	26,688	14,586	28,097
Total net unrealized gains/(losses) on investments	$10,573	$24,396	$(1,427)	$27,916

During the three months ended June 30, 2024, our net unrealized appreciation totaled approximately $10.6 million, which included net unrealized depreciation of $0.2 million from our warrant investments, net unrealized appreciation of $4.2 million from our equity investments and net unrealized appreciation of $6.6 million from our debt investments.

During the six months ended June 30, 2024, our net unrealized depreciation totaled approximately $1.4 million, which included net unrealized appreciation of $3.6 million from our warrant investments, net unrealized appreciation of $0.8 million from our equity investments and net unrealized depreciation of $5.8 million from our debt investments.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three and six months ended June 30, 2024, totaled approximately $30.8 million and $45.3 million, respectively. Net increase in net assets resulting from operations during the three and six months ended June 30, 2023, totaled approximately $19.9 million and $42.4 million, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2024, basic and diluted net increase in net assets per common share were $0.61 and $0.59, respectively. For the six months ended June 30, 2024, basic and diluted net increase in net assets per common share were $0.94 and $0.90, respectively.

For the three months ended June 30, 2023, basic and diluted net decrease in net assets per common share were $0.55 and $0.52, respectively. For the six months ended June 30, 2023, basic and diluted net increase in net assets per common share were $1.19 and $1.13, respectively.

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

During the six months ended June 30, 2024, we experienced a net increase in cash and cash equivalents in the amount of $41.3 million, which is the net result of $144.8 million of cash provided by financing activities, offset by $103.3 million of cash used in operating activities and $0.2 million of cash used in investing activities. During the six months ended June 30, 2023, we experienced a net increase in cash and cash equivalents in the amount of $1.7 million, which is the net result of $15.4 million of cash used in operating activities and $1.4 million of cash used in investing activities, offset by $18.5 million of cash provided by financing activities.

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $46.1 million and $4.8 million, respectively, of which $5.8 million and $3.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of June 30, 2024 and December 31, 2023, we had approximately $95.3 million and $137.0 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of June 30, 2024, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” and “Note 14 – Subsequent Events” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q and “—Recent Developments” for additional information, including a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2024, our asset coverage ratio was approximately 188.1% and our asset coverage ratio per unit was approximately $1,881. As of December 31, 2023, our asset coverage ratio was approximately 194.7% and our asset coverage ratio per unit was approximately $1,947.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with each of the JV and EPT 16 to fund capital contributions through June 2026 in the amount of $21.4 million and $10.0 million, respectively. As of June 30, 2024, unfunded commitments were $5.2 million and $6.0 million for the JV and EPT 16, respectively. As of December 31, 2023, unfunded commitments were $10.4 million for the JV and there were no unfunded commitments for EPT 16. The Company did not have any other off-balance sheet financings or liabilities as of June 30, 2024 or December 31, 2023.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2024 and December 31, 2023 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. As of June 30, 2024 and December 31, 2023, the Company did not have any outstanding unfunded commitments. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2024, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$254,700	$—	$—	$254,700
2025 Notes	152,500	—	—	—	152,500
Convertible Notes	—	50,000	—	—	50,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
March 2029 Notes	—	—	115,000	—	115,000
Operating Leases	628	3,148	1,965	1,429	7,170
Total Contractual Obligations	$153,128	$507,848	$116,965	$1,429	$779,370

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
			Total	$7.68

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On August 6, 2024, the last reported closing sales price of our common stock on Nasdaq was $14.08 per share, which represented a premium of approximately 7.3% to our net asset value per share of $13.12 as of June 30, 2024. As of August 6, 2024, we had approximately 55 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2024
Third Quarter (through August 6, 2024)	*	$14.74	$13.75	*	*	*
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51
Year Ending December 31, 2023
Fourth Quarter	$13.19	$15.40	$13.33	16.7%	1.0%	$0.50
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(4)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(4)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47
Year Ending December 31, 2022
Fourth Quarter	$13.15	$13.82	$10.24	5.1%	(22.1)%	$0.61	(4)
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(4)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(4)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(4)

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

Recent Developments

ATM Program

For the period from July 1, 2024 to August 6, 2024, the Company issued and sold 1,497,621 shares of its common stock at a weighted-average price of $14.07 per share and raised $20.8 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

September 2029 Notes

On July 19, 2024, the Company issued and sold $100.0 million in aggregate principal amount of its unsecured 7.875% Notes due 2029 (the “September 2029 Notes”) under its shelf Registration Statement on Form N-2. On August 1, 2024, the Company issued and sold an additional $15.0 million in aggregate principal amount of the September 2029 Notes pursuant to the exercise in full of the underwriters’ option to purchase additional September 2029 Notes from the Company to cover overallotments.

The September 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and the Trustee. The September 2029 Notes mature on September 30, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The September 2029 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company's option on or after September 30, 2026 upon not less than 30 days’ nor more than 60 days’ written notice prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the outstanding principal amount of the September 2029 Notes, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption.

The September 2029 Notes bear interest at a fixed rate of 7.875% per year payable quarterly on March 30, June 30, September 30 and December 30, commencing on September 30, 2024. The September 2029 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated. The September 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINI” on July 22, 2024.

KeyBank Credit Facility

On August 2, 2024, TrinCap Funding, LLC (“TCF”), a wholly owned special purpose subsidiary of the Company, as borrower, and the Company, as servicer, entered into an amendment (the “Sixth Amendment”) to the Credit Agreement, dated as of October 27, 2021 (as amended, the “KeyBank Credit Agreement”), related to the KeyBank Credit Facility. Among other changes, the Sixth Amendment (i) increased the commitment amount available for borrowing under the KeyBank Credit Facility from $350 million to $440 million and permits the Company to request an increased amount of commitments from a total of up to $400 million to a total of up to $690 million in maximum capacity, subject to certain provisions, (ii) extended the maturity date from October 27, 2026 to July 27, 2029, and (iii) replaced the variable advance rate of up to 60% on eligible term loans and up to 64% on eligible equipment finance loans with a variable advance rate of up to 62% on eligible first lien loans and up to 47% on eligible second lien loans.

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

As of June 30, 2024, approximately 69.9% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or SOFR, and approximately 30.1% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85% to 3.25%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$26,321	$7,641	$18,680
Up 200 basis points	$17,548	$5,094	$12,454
Up 100 basis points	$8,774	$2,547	$6,227
Down 100 basis points	$(7,432)	$(2,547)	$(4,885)
Down 200 basis points	$(12,269)	$(5,094)	$(7,175)
Down 300 basis points	$(16,432)	$(7,641)	$(8,791)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of June 30, 2024, we had four foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of June 30, 2024 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, during the three months ended June 30, 2024, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Our executive officers and employees, through the Adviser Sub, may manage other investment funds that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.

Our executive officers and employees, through the Adviser Sub, may manage other investment funds or assets for other clients that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to, or pecuniary interests in, such other entities, and the fulfillment of such obligations may not be in the best interests of us or our stockholders and may create conflicts of interest.

We may make co-investments with other funds or clients advised by the Adviser Sub in accordance with applicable allocation policies, the 1940 Act and any exemptive relief granted by the SEC, if any. We have applied for co-investment exemptive relief from the SEC that would require, among other things, that we and the Adviser Sub consider whether each such investment opportunity is appropriate for us and the Adviser Sub’s advised funds or clients and, if it is appropriate, to propose an allocation of the investment opportunity between us and such other parties. Our relationship with the Adviser Sub may require us to commit resources to achieving the investment objectives of such other funds or clients advised by the Adviser Sub, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies may be very similar to those of such funds or clients advised by the Adviser Sub, and it is likely that an investment may be appropriate for both us and such funds or clients advised by the Adviser Sub. As a consequence, it may be more difficult for us to maintain or increase the size of our investment portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in any applicable exemptive order issued by the SEC, we may face conflicts in allocating investment opportunities between us and other funds or clients managed by the Adviser Sub. Because the Adviser Sub may receive performance-based fee compensation from other funds or clients it manages, this may provide the Company and the Adviser Sub an incentive to allocate opportunities to other funds or clients the Adviser Sub manages, instead of us. We and the Adviser Sub have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments based upon such allocation policy.

Investments in the Adviser Funds in the form of loans may create conflicts of interests.

We may make investments in the Adviser Funds in the form of loans, which may create conflicts of interests. For example, prior to the receipt by the Adviser Funds of capital contributions from investors for which a capital call notice has or will be given, we may provide loan financing to such Adviser Funds to fund such amounts on a temporary basis in order to permit the Adviser Funds to invest in a target portfolio company within the applicable time constraints prior to the receipt by the Adviser Funds of a capital call in respect of such investment. In addition, we may provide loan financing to the Adviser Funds to cover start-up and initial operating costs prior to the receipt by the Adviser Funds of a capital call in respect of such expenses. The provision of debt financing to the Adviser Funds may cause conflicts of interest, including in situations where our interest as a lender to the Adviser Funds conflicts with the interest of holders of third-party equity interests.

Through the Adviser Sub, we expect to derive revenues from managing third-party funds pursuant to investment management agreements that may be terminated, which could negatively impact our operating results.

We expect to derive our revenues related to the Adviser Sub primarily from dividend income, which we expect the Adviser Sub to pay from net profits generated from advisory fees charged to the funds advised by the Adviser Sub. Such funds may be established with different fee structures, including management fees payable at varying rates and carried interest or performance fees that are payable at varying hurdle rates. Investment advisory, carried interest, and performance fee revenues can be adversely affected by several factors, including market factors, third-party investor preferences, and our Adviser Sub’s performance and track record. A reduction in revenues of our Adviser Sub, without a commensurate reduction in expenses, could adversely affect our Adviser Sub’s business as well as our revenues and results of operations derived from the Adviser Sub. The terms of fund investment management agreements generally give the manager of the fund and the fund itself the right to terminate the investment management agreement in certain circumstances. With respect to funds that are not exempt from registration under the 1940 Act, the fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by the vote of a majority of such fund’s stockholders and (b) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. The funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Termination of any such investment management agreements would reduce the fees we earn from the relevant funds or other clients through the Adviser Sub, which could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On July 15, 2024, pursuant to its amended and restated distribution reinvestment plan, the Company issued 23,559 shares of its common stock, at a price of $14.15 per share, to stockholders of record as of June 28, 2024 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.1

Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 19,2024).

4.2	Form of 7.875% Note due 2029 (included as part of and incorporated by reference to Exhibit 4.1 hereto).
10.1#	Amendment No. 1 to the 2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2024).
10.2#

Amendment No. 1 to the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2024).

10.3

Sixth Amendment to Credit Agreement, dated as of August 2, 2024, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: August 7, 2024	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer (Principal Executive Officer)

Dated: August 7, 2024	By:	/s/ Michael Testa
Michael Testa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)