Form 10-Q
period 2024-09-30
Trinity Capital Inc.
filed 2024-10-30
CIK 1786108

whwwrecw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of October 28, 2024, the registrant had 58,905,813 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $82,841 and $43,807, respectively)	$78,109	$32,861
Affiliate investments (cost of $29,082 and $11,006, respectively)	32,853	11,335
Non-Control / Non-Affiliate investments (cost of $1,611,583 and $1,264,503, respectively)	1,575,900	1,230,984
Total investments (cost of $1,723,506 and $1,319,316, respectively)	1,686,862	1,275,180
Cash and cash equivalents	8,535	4,761
Interest receivable	16,947	11,206
Deferred credit facility costs	5,941	2,144
Other assets	16,478	17,691
Total assets	$1,734,763	$1,310,982

LIABILITIES
KeyBank Credit Facility	$290,000	$213,000
2025 Notes, net of $565 and $2,015, respectively, of unamortized deferred financing costs	151,935	180,485
August 2026 Notes, net of $1,094 and $1,526, respectively, of unamortized deferred financing costs	123,906	123,474
March 2029 Notes, net of $3,048 and $0, respectively, of unamortized deferred financing costs	111,952	—
September 2029 Notes, net of $3,621 and $0, respectively, of unamortized deferred financing costs	111,379	—
December 2026 Notes, net of $822 and $1,102, respectively, of unamortized deferred financing costs	74,178	73,898
Convertible Notes, net of $764 and $1,243, respectively, of unamortized deferred financing costs and discount	49,236	48,757
Distribution payable	29,397	23,162
Security deposits	9,393	12,287
Accounts payable, accrued expenses and other liabilities	26,592	24,760
Total liabilities	977,968	699,823

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 57,642,040 and 46,323,712 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	58	46
Paid-in capital in excess of par	790,276	633,740
Distributable earnings/(accumulated deficit)	(33,539)	(22,627)
Total net assets	756,795	611,159
Total liabilities and net assets	$1,734,763	$1,310,982
NET ASSET VALUE PER SHARE	$13.13	$13.19

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$2,287	$1,038	$6,223	$3,238
Affiliate investments	940	248	1,806	366
Non-Control / Non-Affiliate investments	55,964	43,749	152,390	126,491
Total interest and dividend income	59,191	45,035	160,419	130,095
Fee and other income:
Affiliate investments	807	543	2,509	1,671
Non-Control / Non-Affiliate investments	1,768	860	3,931	2,255
Total fee and other income	2,575	1,403	6,440	3,926
Total investment income	61,766	46,438	166,859	134,021

EXPENSES:
Interest expense and other debt financing costs	16,868	10,783	42,896	33,850
Compensation and benefits	11,528	8,693	31,336	24,660
Professional fees	1,296	1,272	3,354	4,101
General and administrative	2,221	1,659	6,241	4,700
Total gross expenses	31,913	22,407	83,827	67,311
Allocated expenses to Trinity Capital Adviser, LLC	(126)	—	(126)	—
Total net expenses	31,787	22,407	83,701	67,311

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	29,979	24,031	83,158	66,710
Excise tax expense	619	625	1,897	1,876
NET INVESTMENT INCOME	29,360	23,406	81,261	64,834

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	—	(3,916)	—
Affiliate investments	—	—	—	(26,251)
Non-Control / Non-Affiliate investments	(13,880)	(1,868)	(15,100)	(2,593)
Net realized gain/(loss) from investments	(13,880)	(1,868)	(19,016)	(28,844)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	1,151	(4,083)	7,407	(4,865)
Affiliate investments	1,516	374	3,442	27,502
Non-Control / Non-Affiliate investments	6,253	(1,008)	(3,356)	562
Net change in unrealized appreciation/(depreciation) from investments	8,920	(4,717)	7,493	23,199

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$24,400	$16,821	$69,738	$59,189

NET INVESTMENT INCOME PER SHARE - BASIC	$0.54	$0.58	$1.61	$1.75
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.52	$0.55	$1.54	$1.66

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.45	$0.42	$1.38	$1.60
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.43	$0.40	$1.33	$1.52

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	54,412,566	40,119,009	50,455,373	37,091,030
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	58,373,696	43,850,034	54,416,503	40,822,055

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended September 30, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of June 30, 2024	51,849,429	$52	$708,529	$(28,542)	$680,039
Issuance of common stock pursuant to distribution reinvestment plan	23,559	—	333	—	333
Stock-based compensation	—	—	2,835	—	2,835
Issuance of restricted stock awards	103,356	—	—	—	—
Issuance of common stock, net of issuance costs	5,723,189	6	79,378	—	79,384
Retired and forfeited shares of restricted stock	(57,493)	—	(799)	—	(799)
Distributions to stockholders	—	—	—	(29,397)	(29,397)
Net increase/(decrease) in net assets resulting from operations	—	—	—	24,400	24,400
Balance as of September 30, 2024	57,642,040	$58	$790,276	$(33,539)	$756,795

Three Months Ended September 30, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of June 30, 2023	36,664,864	$37	$496,825	$(14,867)	$481,995
Issuance of common stock pursuant to distribution reinvestment plan	38,887	—	573	—	573
Stock-based compensation	—	—	2,343	—	2,343
Issuance of restricted stock awards	29,427	—	—	—	—
Issuance of common stock, net of issuance costs	6,554,282	6	91,682	—	91,688
Retired and forfeited shares of restricted stock	(40,848)	—	(604)	—	(604)
Distributions to stockholders	—	—	—	(23,353)	(23,353)
Net increase/(decrease) in net assets resulting from operations	—	—	—	16,821	16,821
Balance as of September 30, 2023	43,246,612	$43	$590,819	$(21,399)	$569,463

Nine Months Ended September 30, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2023	46,323,712	$46	$633,740	$(22,627)	$611,159
Issuance of common stock pursuant to distribution reinvestment plan	69,593	—	991	—	991
Stock-based compensation	—	—	8,178	—	8,178
Issuance of restricted stock awards	869,747	1	(1)	—	—
Issuance of common stock, net of issuance costs	10,600,529	11	150,547	—	150,558
Retired and forfeited shares of restricted stock	(221,541)	—	(3,179)	—	(3,179)
Distributions to stockholders	—	—	—	(80,650)	(80,650)
Net increase/(decrease) in net assets resulting from operations	—	—	—	69,738	69,738
Balance as of September 30, 2024	57,642,040	$58	$790,276	$(33,539)	$756,795

Nine Months Ended September 30, 2023:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2022	34,960,672	$35	$480,532	$(20,918)	$459,649
Issuance of common stock pursuant to distribution reinvestment plan	136,727	—	1,789	—	1,789
Stock-based compensation	—	—	6,418	—	6,418
Issuance of restricted stock awards	827,723	1	(1)	—	—
Issuance of common stock, net of issuance costs	7,576,591	7	105,268	—	105,275
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)	—	(1,003)
Retired and forfeited shares of restricted stock	(163,410)	—	(2,184)	—	(2,184)
Distributions to stockholders	—	—	—	(59,670)	(59,670)
Net increase/(decrease) in net assets resulting from operations	—	—	—	59,189	59,189
Balance as of September 30, 2023	43,246,612	$43	$590,819	$(21,399)	$569,463

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$69,738	$59,189
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(924,758)	(366,872)
Proceeds from sales and paydowns of investments	527,269	362,983
Net change in unrealized (appreciation)/depreciation from investments	(7,493)	(23,199)
Net realized (gain)/loss from investments	19,016	28,844
Accretion of original issue discounts and end of term payments on investments	(25,716)	(23,901)
Amortization of deferred financing costs	3,757	3,212
Stock-based compensation	8,178	6,418
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(5,741)	(970)
(Increase)/Decrease in other assets	1,497	(3,104)
Increase/(Decrease) in security deposits	(2,894)	(636)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	1,832	(1,859)
Net cash provided by/(used in) operating activities	(335,315)	40,105

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(284)	(2,219)
Net cash provided by/(used in) investing activities	(284)	(2,219)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	150,558	105,275
Stock repurchase and cancellation of shares, net of costs	—	(1,003)
Retirement of employee shares	(3,179)	(2,184)
Cash distributions paid	(73,422)	(55,856)
Issuance of debt, net of issuance costs	218,416	—
Repayment of debt	(30,000)	—
Borrowings under Credit Facilities	670,400	215,000
Repayments under Credit Facilities	(593,400)	(302,500)
Net cash provided by/(used in) financing activities	339,373	(41,268)

Net increase/(decrease) in cash, cash equivalents and restricted cash	3,774	(3,382)
Cash, cash equivalents and restricted cash at beginning of period	4,761	10,612
Cash, cash equivalents and restricted cash at end of period	$8,535	$7,230

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$22,996	$30,737
Income tax, including excise tax, paid	$2,599	$2,304
Non-cash settlement of investments	$—	$21
Accrued but unpaid distributions	$29,397	$23,353
Distributions reinvested	$991	$1,789

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Ambient Photonics, Inc.	Secured Loan	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	$1,254	$1,418	$1,501	(8)
	Secured Loan	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	1,263	1,438	1,351	(8)
	Secured Loan	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	225	252	242	(8)
Total Ambient Photonics, Inc.					2,742	3,108	3,094

Applied Digital Corporation	Equipment Financing	March 13, 2024	October 1, 2025	Fixed interest rate 19.0%; EOT 0.0%	$5,324	$5,323	$5,419	(9)(10)
	Equipment Financing	March 25, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	8,184	8,183	8,338	(9)(10)(19)
	Equipment Financing	April 24, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	4,309	4,310	4,392	(9)(10)(19)
	Equipment Financing	May 28, 2024	May 1, 2026	Fixed interest rate 16.0%; EOT 0.0%	1,912	1,912	1,944	(9)(10)
	Equipment Financing	June 21, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	8,440	8,443	8,604	(9)(10)
Total Applied Digital Corporation					28,169	28,171	28,697

Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 15, 2029	Variable interest rate SOFR 3 Month Term + 7.32%; EOT 0.0%	$20,500	$20,078	$20,426	(8)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$22,618	$22,849	$23,041	(9)

Rigetti & Co, Inc.	Secured Loan	March 10, 2021	April 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	$3,229	$3,545	$3,551	(8)(14)
	Secured Loan	May 18, 2021	June 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	2,736	2,940	2,941	(8)(14)
	Secured Loan	November 10, 2021	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	3,846	3,998	3,991	(8)(14)
	Secured Loan	January 27, 2022	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.8%	3,074	3,188	3,183	(8)(14)
Total Rigetti & Co, Inc.					12,885	13,671	13,666

Sub-total: Artificial Intelligence & Automation (5.1%)*					$86,914	$87,877	$88,924

Biotechnology
Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	$4,292	$4,461	$4,435	(8)(14)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,750	4,730	(8)(14)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,891	4,874	(8)(14)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,169	5,157	(8)(14)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,169	5,157	(8)(14)
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	1,405	984	967	(8)(14)
Total Pendulum Therapeutics, Inc.					25,000	25,424	25,320

Taysha Gene Therapies, Inc.	Secured Loan	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0%	$30,000	$30,078	$30,907	(8)(9)(14)

Sub-total: Biotechnology (3.2%)*					$55,000	$55,502	$56,227

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Connectivity
Tarana Wireless, Inc.	Secured Loan	September 23, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$20,000	$18,872	$18,872	(8)

Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,454	$15,454	(8)(21)

Sub-total: Connectivity (2.0%)*					$32,600	$34,326	$34,326

Consumer Products & Services
Eterneva, Inc.	Equipment Financing	November 24, 2021	June 1, 2026	Fixed interest rate 7.8%; EOT 11.5%	$226	$232	$198
	Equipment Financing	March 16, 2022	October 1, 2026	Fixed interest rate 8.1%; EOT 11.5%	373	367	322	(14)
	Equipment Financing	June 17, 2022	January 1, 2027	Fixed interest rate 11.9%; EOT 11.5%	1,118	1,064	927	(14)
Total Eterneva, Inc.					1,717	1,663	1,447

Molekule Group, Inc.	Equipment Financing	June 19, 2020	December 31, 2024	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$410	(18)
	Equipment Financing	September 29, 2020	December 31, 2024	Fixed interest rate 12.3%; EOT 10.0%	273	347	359	(18)
	Equipment Financing	December 18, 2020	December 31, 2024	Fixed interest rate 11.9%; EOT 10.0%	473	584	622	(18)
	Equipment Financing	August 25, 2021	December 31, 2024	Fixed interest rate 11.3%; EOT 10.0%	385	454	507	(18)
Total Molekule Group, Inc.					1,443	1,980	1,898

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$5,000	$5,036	$5,017	(8)(14)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	5,000	4,999	5,034	(8)(14)
	Secured Loan	August 1, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	5,000	4,866	4,866	(8)(14)
Total Ogee, Inc.					15,000	14,901	14,917

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0%	$1,327	$1,407	$1,402	(8)(14)

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	$9,236	$9,663	$9,709	(8)(14)
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	1,319	1,384	1,393	(8)(14)
Total Quip NYC, Inc.					10,555	11,047	11,102

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$4,156	$4,243	$4,283	(8)(14)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	4,000	3,979	4,059	(8)(14)
Total Rinse, Inc.					8,156	8,222	8,342

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0%	$2,161	$2,209	$2,151	(8)(14)

UnTuckIt, Inc.	Secured Loan	January 16, 2020	December 1, 2025	Fixed interest rate 12.0%; EOT 5.0%	$5,645	$6,486	$6,348

VitaCup, Inc.	Secured Loan	June 23, 2021	January 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0%	$6,000	$6,048	$5,768	(8)(14)

Sub-total: Consumer Products & Services (3.1%)*					$52,004	$53,963	$53,375

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Digital Assets Technology and Services
Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$4,357	$5,318	$5,263	(10)(14)

Sub-total: Digital Assets Technology and Services (0.3%)*					$4,357	$5,318	$5,263

Education Technology
Edblox, Inc.	Secured Loan	March 19, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.8%; EOT 2.5%	$15,000	$14,798	$13,916	(8)(9)(14)

Medical Sales Training Holding Company	Secured Loan	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	$5,175	$5,498	$5,216	(8)
	Secured Loan	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	1,825	1,928	1,762	(8)
Total Medical Sales Training Holding Company					7,000	7,426	6,978

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$6,409
	Secured Loan	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	2,138
Total Yellowbrick Learning, Inc.					10,000	10,500	8,547

Sub-total: Education Technology (1.7%)*					$32,000	$32,724	$29,441

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	August 30, 2024	April 1, 2027	Variable interest rate PRIME + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$37,049	$35,996	$35,995	(8)(15)

Bestow, Inc.	Secured Loan	August 1, 2024	December 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 13.0%; EOT 1.5%	$40,000	$38,017	$38,017	(8)(14)

Busbot, Inc.	Secured Loan	April 1, 2024	October 1, 2026	Variable interest rate SOFR 30 Day Forward + 11.5% or Floor rate 13.5%; EOT 0.0%	$8,630	$8,457	$8,457	(8)(10)(12)

Centivo Corporation	Secured Loan	July 31, 2024	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$5,008	$4,879	$4,879	(8)(15)

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$14,540	$14,437	$14,793	(8)(9)(14)(15)(19)
	Secured Loan	July 31, 2024	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	14,494	14,369	14,369	(8)(9)(14)(15)(19)
Total Cherry Technologies, Inc.					29,034	28,806	29,162

Empower Financial, Inc.	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$11,622	$11,466	$11,634	(8)(9)(14)(19)
	Secured Loan	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	2,902	2,791	2,845	(8)(9)(14)(19)
	Secured Loan	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,353	4,182	4,265	(8)(9)(14)(19)
	Secured Loan	April 9, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,348	4,040	4,118	(8)(9)(14)(19)
	Secured Loan	May 15, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	14,495	14,550	14,879	(8)(14)(19)
Total Empower Financial, Inc.					37,720	37,029	37,741

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0%	$6,809	$7,019	$6,485	(8)(14)

Gravie, Inc.	Secured Loan	June 4, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$17,000	$16,597	$16,985	(8)(9)(14)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.0%; EOT 1.0%	$12,500	$12,380	$12,497	(8)(14)

Mesa Financial, Inc.	Secured Loan	August 29, 2024	February 28, 2027	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 13.0%; EOT 0.0%	$8,352	$8,132	$8,132	(8)(10)(12)

Openly Holdings Corp.	Secured Loan	November 18, 2022	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8%	$2,833	$2,865	$2,911	(8)(9)(14)(19)
	Secured Loan	January 31, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8%	5,669	5,725	5,825	(8)(9)(14)(19)
	Secured Loan	June 22, 2023	December 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 10.5%; EOT 2.8%	14,189	14,297	14,579	(8)(9)(14)(19)
Total Openly Holdings Corp.					22,691	22,887	23,315

Pagaya Structured Products LLC	Secured Loan	August 23, 2024	August 23, 2025	Fixed interest rate 20.0%; EOT 0.0%	$14,937	$14,789	$14,789	(10)

Parafin SPV 2, LLC	Secured Loan	February 22, 2024	December 21, 2026	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$24,353	$24,069	$24,069	(8)(10)(12)

Parafin SPV 3, LLC	Secured Loan	July 25, 2024	December 25, 2026	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$11,041	$10,773	$10,773	(8)(10)(12)

Slope Tech, Inc.	Secured Loan	October 5, 2022	February 27, 2026	Variable interest rate SOFR 1 Month Term + 11.8% or Floor rate 11.8%; EOT 0.0%	$1,848	$1,747	$1,747	(8)(10)(12)

Under Technologies, Inc.	Secured Loan	September 13, 2024	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	$10,000	$9,765	$9,765	(8)

Sub-total: Finance and Insurance (16.3%)*					$286,972	$281,342	$282,808

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,104	$20,083	$19,767	(14)
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,773	5,008	4,936	(14)
	Equipment Financing	December 15, 2023	January 1, 2028	Fixed interest rate 11.2%; EOT 8.0%	4,761	4,901	5,142	(9)(14)(19)
Total Athletic Brewing Company, LLC					28,638	29,992	29,845

Bowery Farming, Inc.	Secured Loan	September 10, 2021	September 10, 2026	Variable interest rate SOFR 1 Month Term + 10.0% or Floor rate 1.0%; EOT 0.0%	$7,652	$6,938	$1,557	(8)(18)

Daring Foods, Inc.	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	$67	$146	$145	(14)
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	425	591	585	(14)
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	218	290	287	(14)
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	140	171	169	(14)
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	362	433	430	(14)
Total Daring Foods, Inc.					1,212	1,631	1,616

DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 8.0%	$8,237	$8,888	$8,893	(9)(14)(19)

Emergy, Inc.	Equipment Financing	December 15, 2021	July 1, 2026	Fixed interest rate 11.2%; EOT 7.5%	$3,933	$4,741	$3,884	(14)
	Equipment Financing	December 13, 2022	July 1, 2027	Fixed interest rate 8.8%; EOT 7.5%	6,976	7,762	6,428	(9)(14)
Total Emergy, Inc.					10,909	12,503	10,312

Intelligent Brands, Inc. (f.k.a. Sun Basket, Inc.)	Secured Loan	December 31, 2020	December 31, 2024	Fixed interest rate 20.0%; EOT 5.8%	$5,542	$6,608	$2,995	(18)

The Fynder Group, Inc.	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	$946	$1,180	$1,209	(14)

Sub-total: Food and Agriculture Technologies (3.3%)*					$63,136	$67,740	$56,427

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Green Technology
Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$55	$158	$156	(14)

Commonwealth Fusion Systems, LLC	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	$22	$79	$79	(14)
	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	3,556	3,644	3,717	(9)(14)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	13,825	13,789	14,071	(9)(14)
Total Commonwealth Fusion Systems, LLC					17,403	17,512	17,867

Crusoe Energy Systems LLC	Equipment Financing	March 1, 2024	March 1, 2029	Fixed interest rate 12.7%; EOT 0.0%	$8,452	$8,378	$8,516	(9)(14)(19)

Dandelion Energy, Inc.	Equipment Financing	June 25, 2024	July 1, 2025	Fixed interest rate 15.9%; EOT 0.0%	$1,826	$1,812	$1,842	(9)(14)

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$946	$1,111	$1,086	(14)
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	4,093	4,252	4,233	(9)(14)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	4,330	4,371	4,393	(9)(14)
	Equipment Financing	September 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	4,475	4,463	4,463	(14)
Total Electric Hydrogen Co.					13,844	14,197	14,175

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$1,183	$1,251	$1,267	(14)
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	2,048	2,074	2,069	(14)
Total Hi-Power, LLC					3,231	3,325	3,336

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$3,249	$3,841	$3,691
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	1,701	1,971	1,906
Total SeaOn Global, LLC					4,950	5,812	5,597

Edeniq, Inc.	Secured Loan	November 30, 2021	June 1, 2025	Fixed interest rate 11.0%; EOT 5.7%	$1,483	$1,545	$1,738	(21)

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$17,283	$16,980	$16,609	(8)(14)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	17,283	16,939	16,565	(8)(14)
Total Footprint International Holding, Inc.					34,566	33,919	33,174

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$21,855	$22,631	$22,259	(14)

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%+PIK Interest Rate 4.8%; EOT 3.0%	$13,800	$15,442	$15,111	(8)(9)(14)(15)
	Secured Loan	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 13.5%; EOT 3.0%	7,200	7,266	7,235	(8)(9)(14)
	Secured Loan	January 19, 2024	February 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.5%; EOT 3.0%	6,000	5,671	5,781	(8)(9)(14)
Total RTS Holding, Inc.					27,000	28,379	28,127

Sub-total: Green Technology (7.9%)*					$134,665	$137,668	$136,787

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Healthcare Technology
Dentologie Enterprises, Inc.	Secured Loan	October 14, 2022	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0%	$3,000	$3,034	$3,042	(8)(9)(14)
	Secured Loan	December 15, 2023	October 1, 2027	Variable interest rate Prime + 6.9% or Floor rate 10.9%; EOT 3.0%	4,200	4,173	4,332	(8)(9)(14)
Total Dentologie Enterprises, Inc.					7,200	7,207	7,374

Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	$1,134	$1,326	$1,316	(14)
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	2,472	2,626	2,584	(14)
	Secured Loan	July 7, 2023	January 1, 2028	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	5,000	5,014	5,078	(8)(14)
Total Lark Technologies, Inc.					8,606	8,966	8,978

Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 3.8%	$12,500	$12,461	$12,569	(8)

RXAnte, Inc.	Secured Loan	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	$8,484	$8,543	$8,689	(8)(9)(14)(15)(19)
	Secured Loan	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,821	2,809	2,949	(8)(9)(14)(15)(19)
	Secured Loan	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,792	2,773	2,886	(8)(9)(14)(15)(19)
	Secured Loan	September 9, 2024	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,757	2,732	2,732	(8)(9)(14)(15)(19)
Total RXAnte, Inc.					16,854	16,857	17,256

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	$5,000	$5,114	$4,845	(8)(14)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	15,000	15,256	15,250	(8)(14)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	10,000	10,083	10,313	(8)(14)
Total TMRW Life Sciences, Inc.					30,000	30,453	30,408

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(21)

Sub-total: Healthcare Technology (4.4%)*					$75,660	$76,444	$77,085

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	December 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0%	$30,596	$31,377	$27,562	(8)(14)(15)
	Secured Loan	June 12, 2024	December 1, 2026	Fixed interest rate 10.0%; EOT 0.0%	500	500	465	(14)
Total Nomad Health, Inc.					31,096	31,877	28,027

Sub-total: Human Resource Technology (1.6%)*					$31,096	$31,877	$28,027

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	January 1, 2025	Fixed interest rate 0.0%; EOT 9.0%	$1,308	$1,618	$1,578	(14)
	Equipment Financing	April 12, 2022	January 1, 2025	Fixed interest rate 0.0%; EOT 9.0%	701	843	829	(14)
Total 3DEO, Inc.					2,009	2,461	2,407

Formlogic Corporation	Equipment Financing	December 28, 2023	January 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	$4,017	$4,014	$2,019	(9)(14)(18)
	Equipment Financing	April 25, 2024	May 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	350	347	175	(9)(14)(18)
Total Formlogic Corporation					4,367	4,361	2,194

Sub-total: Industrials (0.3%)*					$6,376	$6,822	$4,601

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan	October 17, 2022	April 17, 2027	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5%	$10,203	$10,230	$9,911	(8)

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$3,457	$3,525	$3,448	(8)(14)

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$1,824	$2,974	$2,667

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8%	$8,551	$8,935	$8,920	(8)(14)

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$10,506	$10,573	$10,761	(8)(9)(14)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,273	5,367	(8)(9)(14)(19)
Total Vox Media Holdings, Inc.					15,757	15,846	16,128

Sub-total: Marketing, Media, and Entertainment (2.4%)*					$39,792	$41,510	$41,074

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 12.6%; EOT 7.5%	$20,050	$19,737	$20,023	(9)(14)
	Equipment Financing	September 30, 2024	October 1, 2028	Fixed interest rate 12.7%; EOT 7.5%	10,000	9,731	9,731	(14)
Total Apiject Holdings, Inc.					30,050	29,468	29,754

Convergent Dental, Inc.	Secured Loan	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0%	$12,000	$11,981	$12,101	(8)(9)(14)
	Secured Loan	February 29, 2024	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5%	6,000	5,944	6,084	(8)(9)(14)
Total Convergent Dental, Inc.					18,000	17,925	18,185

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$30,000	$29,478	$29,478	(8)
	Secured Loan	September 25, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	5,000	4,912	4,912	(8)
Total Lightforce Orthodontics, Inc.					35,000	34,390	34,390

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.0% or Floor rate 11.0%; EOT 3.0%	$20,000	$19,960	$20,375	(8)

Neuros Medical, Inc.	Secured Loan	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	$6,000	$6,002	$6,061	(8)(9)(14)
	Secured Loan	August 30, 2024	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	3,000	2,938	2,938	(8)(9)(14)
Total Neuros Medical, Inc.					9,000	8,940	8,999

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$12,750	$12,590	$12,747	(8)(9)

Revelle Aesthetics, Inc.	Secured Loan	May 30, 2023	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0%	$15,000	$15,038	$15,176	(8)
	Secured Loan	May 10, 2024	May 30, 2028	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 4.0%	10,000	9,898	9,882	(8)
Total Revelle Aesthetics, Inc.					25,000	24,936	25,058

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$11,250	$11,215	$11,332	(8)(9)(14)

Vital Connect, Inc.	Secured Loan	July 3, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$35,000	$34,725	$34,725	(8)

Sub-total: Medical Devices (11.3%)*					$196,050	$194,149	$195,565

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$12,885	$12,885	$12,885	(10)(14)(21)

Sub-total: Multi-Sector Holdings (0.7%)*					$12,885	$12,885	$12,885

Other Healthcare Services
Cellares Corporation	Equipment Financing	August 2, 2024	August 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$4,939	$4,927	$4,926
	Secured Loan	August 2, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	50,000	49,048	49,048	(8)
Total Cellares Corporation					54,939	53,975	53,974

Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate PRIME + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	$42,820	$41,911	$41,960	(8)(15)

Upward Health, Inc.	Secured Loan	August 6, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$7,500	$7,251	$7,251	(8)

Velentium, Inc.	Secured Loan	May 24, 2024	June 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 4.0%	$8,500	$8,341	$8,420	(8)(9)(14)

Sub-total: Other Healthcare Services (6.4%)*					$113,759	$111,478	$111,605

Real Estate Technology
BoardRE, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5%	$4,462	$4,692	$4,313	(8)(14)

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Fixed interest rate 10.2%; EOT 0.0%	$23,644	$19,463	$18,649	(8)(14)(21)
	Secured Loan	December 6, 2023	November 1, 2026	Variable interest rate SOFR 30 Day Forward + 9.0% or Floor rate 11.8%; EOT 0.0%	24,435	24,411	24,411	(8)(10)(12)(21)
Total Knockaway, Inc.					48,079	43,874	43,060

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0%	$15,000	$15,325	$14,794	(8)(14)

Orchard Technologies, Inc.	Secured Loan	January 1, 2024	January 1, 2029	Variable interest rate Prime + 8.0% or Floor rate 15.0%; EOT 3.0%	$28,540	$28,710	$24,822	(8)(14)

Sub-total: Real Estate Technology (5.0%)*					$96,081	$92,601	$86,989

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
BackBlaze, Inc.	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	$393	$708	$693	(14)

Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate PRIME + 4.8% or Floor rate 12.0%+PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,414	$20,186	$20,146	(8)(9)(14)(15)

ServiceTrade, Inc.	Secured Loan	August 15, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$25,000	$24,550	$24,550	(8)(20)

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$4,250	$4,095	$4,189	(8)(9)(14)

Sub-total: SaaS (2.9%)*					$50,057	$49,539	$49,578

Space Technology
Astranis Space Technology Corporation	Equipment Financing	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$8,524	$8,934	$9,216	(9)(14)(19)
	Equipment Financing	September 27, 2024	April 1, 2028	Fixed interest rate 12.4%; EOT 5.5%	16,000	15,063	15,063	(14)
	Equipment Financing	September 27, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	4,000	3,766	3,766	(14)
Total Astranis Space Technology Corporation					28,524	27,763	28,045

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5%	$17,500	$18,100	$18,141	(8)(14)

Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$166	$166	$168	(14)
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	1,875	1,872	1,894	(14)
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	1,442	1,440	1,460	(14)
	Equipment Financing	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	2,698	2,695	2,751	(9)(14)
	Equipment Financing	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	700	695	720	(9)(14)
	Equipment Financing	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	302	302	312	(9)(14)(19)
	Equipment Financing	March 29, 2023	March 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	957	954	980	(9)(14)(19)
	Equipment Financing	September 28, 2023	September 1, 2027	Fixed interest rate 17.7%; EOT 0.0%	501	499	516	(9)(14)(19)
	Equipment Financing	June 27, 2024	June 1, 2028	Fixed interest rate 17.6%; EOT 0.0%	3,085	3,072	3,144	(9)(14)
Total Hadrian Automation, Inc.					11,726	11,695	11,945

Hermeus Corporation	Equipment Financing	August 9, 2022	March 1, 2026	Fixed interest rate 9.6%; EOT 6.0%	$484	$539	$530	(9)(14)
	Equipment Financing	October 11, 2022	May 1, 2026	Fixed interest rate 11.8%; EOT 6.0%	474	516	513	(9)(14)(19)
	Equipment Financing	April 12, 2023	November 1, 2026	Fixed interest rate 12.6%; EOT 6.0%	698	728	736	(9)(14)(19)
	Equipment Financing	October 24, 2023	May 1, 2027	Fixed interest rate 14.0%; EOT 6.0%	415	419	431	(9)(14)(19)
	Equipment Financing	February 8, 2024	September 1, 2027	Fixed interest rate 13.7%; EOT 6.0%	610	606	622	(9)(14)(19)
Total Hermeus Corporation					2,681	2,808	2,832

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,548	$1,524	$1,547	(9)(14)
	Equipment Financing	September 13, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	1,497	1,464	1,464	(14)
Total Impulse Space, Inc.					$3,045	$2,988	$3,011

Kymeta Corporation	Secured Loan	July 3, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$10,000	$9,534	$9,534	(8)

Rocket Lab USA, Inc.	Equipment Financing	December 29, 2023	January 1, 2029	Fixed interest rate 12.8%; EOT 1.0%	$47,820	$47,004	$48,196	(9)(10)(14)

Slingshot Aerospace, Inc.	Secured Loan	July 12, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$30,000	$29,294	$29,294	(8)
	Secured Loan	August 7, 2024	April 30, 2025	Fixed interest rate 10.0%; EOT 0.0%	500	500	500
Total Slingshot Aerospace, Inc.					$30,500	$29,794	$29,794

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0%	$3,336	$3,503	$3,174	(8)(14)

Sub-total: Space Technology (8.9%)*					$155,132	$153,189	$154,672

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.0%	$20,000	$19,769	$20,013	(8)(14)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	June 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$395	$394	$400	(9)(14)

Sub-total: Supply Chain Technology (1.2%)*					$20,395	$20,163	$20,413

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	December 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	$3,299	$3,560	$1,717	(8)(18)
	Secured Loan	December 15, 2021	December 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,274	2,379	1,184	(8)(18)
	Secured Loan	February 23, 2022	December 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,843	2,974	1,480	(8)(18)
	Secured Loan	March 16, 2022	December 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,411	3,569	1,776	(8)(18)
	Secured Loan	April 18, 2022	December 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,843	2,974	1,480	(8)(18)
	Secured Loan	April 18, 2022	December 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,843	2,974	1,480	(8)(18)
	Secured Loan	May 17, 2022	December 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	5,685	5,948	2,960	(8)(18)
	Secured Loan	June 22, 2022	December 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,843	2,974	1,480	(8)(18)
Total NextCar Holding Company, Inc.					26,041	27,352	13,557

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,000	$9,064	$8,886	(8)(9)(14)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	321	318	327	(9)(14)
Total Get Spiffy, Inc.					9,321	9,382	9,213

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$5,000	$5,050	$4,735	(8)(14)

Sub-total: Transportation Technology (1.6%)*					$40,362	$41,784	$27,505

Total: Debt Securities- United States (89.6%)*					$1,585,293	$1,588,901	$1,553,577

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Canada

Construction Technology
Nexii, Inc.	Secured Loan	July 24, 2024	July 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$365	$365	$365	(10)

Sub-total: Construction Technology (0.0%)*					$365	$365	$365

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	July 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,014	$6,083	(8)(10)(21)

Sub-total: Supply Chain Technology (0.4%)*					$6,000	$6,014	$6,083

Total: Debt Securities- Canada (0.4%)*					$6,365	$6,379	$6,448
Debt Securities- Europe

Industrials
Aledia, Inc.	Equipment Financing	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$3,365	$4,606	$4,566	(10)(14)
	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	324	400	397	(10)(14)
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	514	610	607	(10)(14)
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	894	1,042	1,040	(10)(14)
Total Aledia, Inc.					5,097	6,658	6,610

Sub-total: Industrials (0.4%)*					$5,097	$6,658	$6,610

Space Technology
All.Space Networks, Limited.	Secured Loan	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5%	$8,219	$8,319	$8,079	(8)(10)

Sub-total: Space Technology (0.5%)*					$8,219	$8,319	$8,079

Total: Debt Securities- Europe (0.8%)*					$13,316	$14,977	$14,689

Total: Debt Securities (90.8%)*					$1,604,974	$1,610,257	$1,574,714

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	15,976	$5.50	$48	$3

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Class A Common Stock	851,063	$0.10	$25	$14

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$222

Presto Automation, Inc.	Warrant	January 16, 2020	April 28, 2027	Preferred Series A	402,679	$0.37	$185	$—	(7)(17)
	Warrant	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	—	(7)
Total Presto Automation, Inc.							213	—

Sub-Total: Artificial Intelligence & Automation (0.0%)*							$335	$239

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$43	$24	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	17	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	82	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	743
Total Pendulum Therapeutics, Inc.							785	866

Sub-Total: Biotechnology (0.0%)*							$785	$866

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,702
	Warrant	September 23, 2024	September 23, 2034	Common Stock	2,830,976	$0.51	939	940
Total Tarana Wireless, Inc.							1,906	3,642

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(21)

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$—

Sub-Total: Connectivity (0.2%)*							$1,928	$3,642

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$—	(17)(21)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—	(21)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	8	(17)(21)
Total Project Frog, Inc.							38	8

Sub-total: Construction Technology (0.0%)*							$38	$8

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$639	$33	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	4	(17)
Total BaubleBar, Inc.							711	37

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$—	(17)

Eterneva, Inc.	Warrant	September 30, 2024	September 30, 2034	Common Stock	833,333	$0.48	$421	$415

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$64

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$293	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	101
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	81
Total Madison Reed, Inc.							312	475

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	259,221	$0.68	$57	$128	(17)
	Warrant	September 29, 2023	September 29, 2033	Preferred Series A-3	259,221	$0.68	52	128	(17)
	Warrant	August 1, 2024	August 1, 2034	Preferred Series A-3	259,221	$0.68	111	128	(17)
Total Ogee, Inc.							220	384

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$167
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	69
Total Portofino Labs, Inc.							259	236

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Preferred Series A-1	10,833	$48.46	$203	$—	(17)

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$395	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$1

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$213

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$5	(17)

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$2	(17)
	Warrant	November 22, 2023	November 22, 2033	Common Stock	51,225	$0.41	—	—
Total VitaCup, Inc.							9	2

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$2,301	(9)(19)

Sub-total: Consumer Products & Services (0.3%)*							$4,293	$4,528

Education Technology
Edblox, Inc.	Warrant	March 19, 2024	March 19, 2034	Common Stock	111,458	$1.71	$152	$39	(9)

Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	130,853	$7.74	$108	$64
	Warrant	April 17, 2024	April 17, 2034	Common Stock	32,493	$7.74	73	16
Total Medical Sales Training Holding Company							181	80

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$453	$119

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	60,100	$17.28	$797	$774

Bestow, Inc.	Warrant	August 1, 2024	August 1, 2034	Preferred Series C-2	349,793	$0.01	$1,987	$1,996

Busbot, Inc.	Warrant	April 1, 2024	April 1, 2034	Common Stock	44,133	$0.96	$85	$37	(10)

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	107,438	$0.76	$89	$85

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,545

Empower Financial, Inc.	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$1,470	(9)(19)

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.01	$10	$67	(17)

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	131,719	$2.68	$312	$268	(9)

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$342

Mesa Financial, Inc.	Warrant	August 29, 2024	August 29, 2034	Common Stock	62,422	$0.73	$28	$26	(10)

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$273	(10)
	Warrant	July 25, 2024	July 25, 2034	Common Stock	24,641	$7.09	108	274	(10)
Total Parafin, Inc.							226	547

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	954,979	$0.95	$285	$2,032	(17)

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$470	(10)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	110	(10)
Total Slope Tech, Inc.							221	580

Under Technologies, Inc.	Warrant	May 3, 2024	May 3, 2034	Common Stock	102,883	$2.90	$284	$284

Sub-Total: Finance and Insurance (0.6%)*							$5,486	$10,053

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B	3,741	$140.21	$287	$549	(17)

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$—
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	—
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	—
	Warrant	December 29, 2023	December 29, 2030	Common Stock	114,725	$0.01	29	—
Total Bowery Farming, Inc.							1,216	$—

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$134

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$86	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Stock	12,010	$18.89	26	433	(9)(19)
Total DrinkPak, LLC							33	519

Emergy, Inc.	Warrant	October 5, 2022	October 5, 2032	Common Stock	4,051	$39.60	$181	$—	(9)

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$4,239

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total Intelligent Brands, Inc.							657	—

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$46

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Common Stock	20,181	$2.13	$79	$49

Sub-Total: Food and Agriculture Technologies (0.3%)*							$2,742	$5,536

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$1

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$235	(11)(17)(21)
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	481	(11)(17)(21)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	—	(11)(17)(21)
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	1,352	(11)(17)(21)
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	2,343	(17)(21)
Total Edeniq, Inc.							7	4,411

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
Total Footprint International Holding, Inc.							4,614	—

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$284	$238
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	137
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	221
Total Mainspring Energy, Inc.							854	596

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$114	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	51	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	160	(9)(17)
Total RTS Holding, Inc.							580	325

Sub-Total: Green Technology (0.3%)*							$6,090	$5,333

Healthcare Technology
Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$174	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$29

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$452	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	2,499	(17)
Total Hospitalists Now, Inc.							462	2,951

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$—
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	—
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	—
Total Lark Technologies, Inc.							493	—

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$70	(17)

RXAnte, Inc.	Warrant	November 21, 2022	November 21, 2032	Preferred A	16,517	$10.00	$89	$184	(9)(17)(19)
	Warrant	April 7, 2023	April 6, 2033	Preferred A	5,518	$10.00	25	62	(9)(17)(19)
	Warrant	October 17, 2023	October 16, 2033	Preferred A	5,506	$10.00	37	61	(9)(17)(19)
Total RXAnte, Inc.							151	307

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A	268,983	$2.09	$80	$1	(17)
	Warrant	March 3, 2023	March 3, 2033	Preferred Class A	268,983	$2.09	80	1	(17)
Total TMRW Life Sciences, Inc.							160	2

Sub-Total: Healthcare Technology (0.2%)*							$1,560	$3,533

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$24

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	33,928	$2.79	$96	$24

Sub-Total: Human Resource Technology (0.0%)*							$134	$48

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

SBG Labs, Inc.	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	$4	$5	(17)
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	326	(17)
Total SBG Labs, Inc.							69	331

Sub-total: Industrials (0.0%)*							$162	$331

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$374	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$130

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$31	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$704

Sub-Total: Marketing, Media, and Entertainment (0.0%)*							$798	$865

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	1,177,261	$0.99	$686	$571	(9)

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$116	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,289	$0.69	$29	$5	(9)(17)

Lightforce Orthodontics, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Series D	77,728	$18.01	$305	$281	(17)

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	1,197,127	$0.38	$110	$98	(9)(17)

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A	119,760	$5.01	$54	$75	(9)(17)

Revelle Aesthetics, Inc.	Warrant	May 30, 2023	May 30, 2033	Preferred Series A-2	549,056	$2.16	$151	$91	(17)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Preferred Series D	623,615	$0.54	$120	$136	(9)(17)

Sub-Total: Medical Devices (0.1%)*							$1,948	$1,373

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	259,434	$4.77	$895	$907

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Class A Common Stock	974,218	$0.28	$320	$318

Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$251	(17)

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Preferred Class B	7,958	$53.40	$129	$126	(9)(17)

Sub-Total: Other Healthcare Services (0.1%)*							$1,988	$1,602

Real Estate Technology
Homelight, Inc.	Warrant	October 1, 2022	June 23, 1932	Common Stock	5,434	$18.40	$1	$—

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$852.69	$209	$—	(21)
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—	(21)
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	22	(21)
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	7	(17)(21)
	Warrant	September 16, 2024	September 16, 2034	Preferred Series BB	93,951,849	$0.00	2,391	2,399	(17)(21)
Total Knockaway, Inc.							2,865	2,428

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$21	$5
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	6
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	2
	Warrant	May 10, 2024	May 10, 2034	Common Stock	607,124	$0.27	173	31
Total Maxwell Financial Labs, Inc.							376	44

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$176	(17)

Sub-Total: Real Estate Technology (0.2%)*							$3,242	$2,648

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$21	$—

Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	31,572	$15.87	$440	$592	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Preferred Class B Common	499,366	$0.36	$166	$130	(9)(17)

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$787	(17)
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	178	(17)
Total Crowdtap, Inc.							51	965

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$10	(17)
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	15	(17)
Total Gtxcel, Inc.							166	25

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$869	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$81

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	74,624	$1.98	$155	$151	(9)

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$50	(9)

Sub-Total: SaaS (0.2%)*							$2,091	$2,863

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$84	$260	(9)(19)
	Warrant	September 27, 2024	September 27, 2034	Common Stock	214,508	$2.27	935	949
Total Astranis Space Technology Corporation							1,019	1,209

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$2
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	—
Total Axiom Space, Inc.							160	2

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,286	$6.24	$144	$51	(9)(19)

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	69,726	$1.91	$275	$591	(9)

Slingshot Aerospace, Inc.	Warrant	July 12, 2024	July 12, 2034	Common Stock	415,716	$0.46	$506	$475

Rocket Lab USA, Inc.	Warrant	December 29, 2023	December 29, 2027	Common Stock	637,731	$4.87	$1,973	$3,218	(7)(9)(10)

Kymeta Corporation	Warrant	July 3, 2024	July 3, 2034	Common Stock	5,057,478	$0.11	$419	$367

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75	$256	$—	(17)

Sub-Total: Space Technology (0.3%)*							$4,752	$5,913

Supply Chain Technology
Macrofab, Inc.	Warrant	July 21, 2023	July 21, 2033	Common Stock	622,353	$2.02	$332	$137
	Warrant	April 11, 2024	April 11, 2034	Common Stock	392,157	$0.01	254	181
	Warrant	January 29, 2024	January 29, 2034	Common Stock	322,013	$2.02	128	71
Total Macrofab, Inc.							714	389

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	44,303	$1.99	$70	$93	(9)

Sub-Total: Supply Chain Technology (0.0%)*							$784	$482

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$94	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Preferred Stock	328,369	$1.29	$35	$—	(13)(17)
	Warrant	February 23, 2022	February 23, 2027	Preferred Stock	25,653	$1.29	3	—	(13)(17)
	Warrant	March 16, 2022	March 16, 2027	Preferred Stock	30,784	$1.29	3	—	(13)(17)
	Warrant	April 18, 2022	April 18, 2027	Preferred Stock	282,192	$1.29	7	—	(13)(17)
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock	410,462	$1.29	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,271	$4.34	$95	$137

Sub-Total: Transportation Technology (0.0%)*							$721	$231

Total: Warrant Investments- United States (2.9%)*							$40,330	$50,213

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Europe

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Preferred Series D-3	11,771	$165.02	$130	$269	(10)(13)(17)

Sub-Total: Information (0.0%)*							$130	$269

Space Technology
All.Space Networks, Limited.	Warrant	August 22, 2022	August 22, 2032	Common Stock	71,203	$21.79	$113	$2	(10)

Sub-Total: Space Technology (0.0%)*							$113	$2

Total: Warrant Investments- Europe (0.0%)*							$243	$271

Total: Warrant Investments- (2.9%)*							$40,573	$50,484

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Artificial Intelligence & Automation
Rigetti & Co, Inc.	Equity	February 25, 2022	50,000	Common Stock	$500	$39	(7)
	Equity	May 18, 2021	757,297	Common Stock	506	593	(7)
Total Rigetti & Co, Inc.					1,006	632

Sub-Total: Artificial Intelligence & Automation (0.0%)*					$1,006	$632

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6	$500	$571	(17)

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(21)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	1,106	(16)(21)
Total Vertical Communications, Inc.					3,966	1,106

viaPhoton Inc.	Equity	May 23, 2024	740,000	SAFE Note	$370	$370

Sub-Total: Connectivity (0.1%)*					$4,836	$2,047

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$352	$—	(17)(21)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	1	(17)(21)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—	(21)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	128	(17)(21)
Total Project Frog, Inc.					4,622	129

Sub-Total: Construction Technology (0.0%)*					$4,622	$129

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$819	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,320	Preferred Series B-1	$500	$—	(17)

Sub-Total: Consumer Products & Services (0.0%)*					$1,000	$819

Finance and Insurance
Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Empower Financial, Inc.	Equity	May 15, 2024	2,810,235	Preferred Series C-1 Preferred	$20,000	$20,548	(17)
	Equity	May 15, 2024	300,285	Common Stock	4,023	1,363
Total Empower Financial, Inc.					24,023	21,911

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D-1	$500	$573	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$511	(10)(17)

Sub-Total: Finance and Insurance (1.3%)*					$25,413	$22,995

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	7,595	Common Stock	$500	$—

Athletic Brewing Company, LLC	Equity	August 1, 2024	2,144	Preferred Class B	$500	$501	(17)

Sub-Total: Food and Agriculture Technologies (0.0%)*					$1,000	$501

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Green Technology
Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$1,772	(11)(17)(21)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,318	(11)(17)(21)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	3,625	(11)(17)(21)
Total Edeniq, Inc.					—	6,715

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$382	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$328	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series D	$334	$397	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series D-1	405	393	(9)(17)
Total RTS Holding, Inc.					739	790

Sub-Total: Green Technology (0.5%)*					$1,739	$8,215

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B	$300	$366	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$100	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	116	(17)
Total Emerald Cloud Lab, Inc.					629	216

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$52	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(21)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(21)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(21)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-Total: Healthcare Technology (0.0%)*					$8,149	$634

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—

Sub-Total: Human Resource Technology (0.0%)*					$500	$—

Industrials
SBG Labs, Inc.	Equity	July 29, 2023	21,730	Preferred Series A-1	$13	$39	(17)
	Equity	September 18, 2024	9,498	Preferred Series A-1	8	17	(17)
	Equity	October 10, 2023	6,332	Preferred Series A-1	4	11	(17)
	Equity	January 12, 2024	12,205	Preferred Series A-1	7	22	(17)
	Equity	May 6, 2024	4,117	Preferred Series A-1	4	7	(17)
	Equity	June 9, 2024	2,617	Preferred Series A-1	2	5	(17)
	Equity	May 20, 2024	126,641	Preferred Series A-1	110	225	(17)
Total SBG Labs, Inc.					148	326

Sub-Total: Industrials (0.0%)*					$148	$326

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Preferred	$5,522	$6,156	(7)(10)(17)(21)

EPT 16 LLC	Equity	June 28, 2024	—	Preferred	$4,000	$4,000	(7)(10)(17)(21)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	—	Preferred	$1	$3,051	(10)(17)(21)

Sub-Total: Multi-Sector Holdings (0.8%)*					$9,523	$13,207

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—	(21)
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	50	(17)(21)
	Equity	September 16, 2024	97,866,510	Preferred Series BB	2,500	2,508	(17)(21)
Total Knockaway Inc.					3,250	2,558

Orchard Technologies, Inc.	Equity	August 6, 2021	2,938	Preferred Series 2	$500	$—	(17)
	Equity	March 16, 2023	97,060	Preferred Series 1	500	76	(17)
Total Orchard Technologies, Inc.					1,000	76

Maxwell Financial Labs, Inc	Equity	January 22, 2021	135,641	Preferred Series B	$500	$97	(17)
	Equity	May 10, 2024	229,972	Preferred Series B-1	365	252	(17)
Total Maxwell Financial Labs, Inc					865	349

Sub-Total: Real Estate Technology (0.2%)*					$5,115	$2,983

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)(14)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$510	(9)(17)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$575	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$212	(9)(17)

Sub-total: SaaS (0.1%)*					$1,325	$1,297

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Series C Prime Preferred	$300	$155	(9)(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	654	(9)(17)
Total Astranis Space Technology Corporation					900	809

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C	$521	$378	(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4	$500	$513	(17)
	Equity	December 11, 2023	31,831	Preferred B-1	300	308	(9)(17)
Total Hadrian Automation, Inc.					800	821

Impulse Space, Inc.	Equity	August 30, 2024	35,754	Preferred Series B	$500	$501	(17)

Sub-total: Space Technology (0.1%)*					$2,721	$2,509

Supply Chain Technology
Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred C-1 Preferred	$500	$301	(17)

Sub-total: Supply Chain Technology (0.0%)*					$500	$301

Total: Equity Investments- United States (3.3%)*					$67,597	$56,595

Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	250	Preferred Series A	$3,049	$2,920.00	(10)(17)
	Equity	July 24, 2024	49,999	Common Stock	1,370	1,471	(10)
Total Nexii, Inc.					4,419	4,391

Sub-Total: Construction Technology (0.3%)*					$4,419	$4,391

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Series 2 Seed	$660	$678	(10)(21)

Sub-total: Supply Chain Technology (0.0%)*					$660	$678

Total: Equity Investments- Canada (0.3%)*					$5,079	$5,069

Total: Equity Investments (3.6%)*					$72,676	$61,664

Total Investment in Securities (97.2%)*					$1,723,506	$1,686,862

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$919	$919
Other cash accounts					7,616	7,616
Cash and Cash Equivalents (0.5%)*					8,535	8,535

Total Portfolio Investments and Cash and Cash Equivalents (97.7%) of total assets)					$1,732,041	$1,695,397

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of September 30, 2024, Trinity Capital Inc. (the "Company") had four foreign domiciled portfolio companies, two of which are based in Canada and

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

two of which are based in Europe. In total, these foreign domiciled portfolio investments represent 3.5% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of September 30, 2024, the Prime Rate was 8.00% and the Secured Overnight Financing Rate ("SOFR") 30 Day Forward Rate and 3-Month Term Rate were 4.82% and 4.59%, respectively.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 13.4% of the Company’s total assets as of September 30, 2024. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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
(14)
Investment is pledged as collateral supporting amounts outstanding under the Company's credit facility with KeyBank, National Association (the “KeyBank Credit Facility”). See “Note 5 – Borrowings” for more information.
(15)
Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally collected through amortization, is recorded on an accrual basis to the extent such amounts are expected to be collected.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2024

(In thousands, except share and per share data)

(Unaudited)

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
(18)
Investment is on non-accrual status as of September 30, 2024 and is therefore considered non-income producing.
(19)
EPT 16 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(20)
Investment has an unfunded commitment as of September 30, 2024 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(21)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of September 30, 2024, along with transactions during the nine months ended September 30, 2024 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2023	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	September 30, 2024	Dividend Income
For the Nine Months Ended September 30, 2024
Control Investments
Edeniq, Inc.	$11,386	$748	$(1,366)	$—	$2,097	$12,865	$921
3Q GoFor Holdings, LP	4,222	988	(7,458)	(3,916)	6,164	—	—
Project Frog, Inc.	8	—	—	—	129	137	—
Vertical Communications, Inc.	16,745	197	(150)	—	(232)	16,560	1,380
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	50
Knockaway, Inc.	22,989	28,225	(2,416)	—	(751)	48,047	3,872
Total Control Investments	$55,850	$30,158	$(11,390)	$(3,916)	$7,407	$78,109	$6,223

Affiliate Investments
EPT 16, LLC	$—	$4,000	$—	$—	$—	$4,000	$—
GoFor Delivers, Inc.	—	6,674	—	—	87	6,761	200
Trinity Capital Adviser, LLC	—	1	—	—	3,050	3,051	—
Senior Credit Corp 2022 LLC	11,335	7,401	—	—	305	19,041	1,606
Total Affiliate Investments	$11,335	$18,076	$—	$—	$3,442	$32,853	$1,806

Total Control and Affiliate Investments	$67,185	$48,234	$(11,390)	$(3,916)	$10,849	$110,962	$8,029

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
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
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

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC (the “JV”), a Delaware limited liability company. The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. Refer to “Note 12 – Related Party Transactions” for additional information.

On March 16, 2023, the Company formed an unconsolidated wholly owned subsidiary, Trinity Capital Adviser LLC (“Adviser Sub”), a Delaware limited liability company. The Company was granted exemptive relief by the SEC that permits the Company to organize, acquire, wholly own and operate the Adviser Sub as an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Adviser Act”). The Adviser Sub may provide investment advisory and related services to one or more investment vehicles (the “Adviser Funds”) with ownership by one or more unrelated third-party investors and receive fee income for such services. Refer to “Note 12 – Related Party Transactions” for additional information.

On June 28, 2024, the Company and a specialty credit manager funded a portion of their respective capital commitments to commence operations of a credit fund, EPT 16 LLC (“EPT 16”), a Delaware limited liability company. EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. Refer to “Note 12 – Related Party Transactions” for additional information.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a credit agreement with Credit Suisse AG (the “Credit Suisse Credit Facility”) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a credit agreement with KeyBank National Association (“KeyBank”) (such credit facility, as amended, the “KeyBank Credit Facility”). TF1 and TCF are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1 or TCF are not available to creditors of the Company or any other entity other than TF1’s or TCF’s respective lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate the Adviser Sub because it is not an investment company as defined in ASC 946 and provides investment advisory services exclusively to the Adviser Funds with ownership by one or more unrelated third-party investors ("External Parties"). The Company does not consolidate the JV or EPT 16 as the Company does not hold a majority of the ownership or economic interests of such entities, and the Company's representatives do not comprise the majority of the board of managers of the JV. Pursuant to ASC 946, the Adviser Sub, JV, and EPT 16 are each accounted for as a portfolio investment of the Company held at fair value and are not included as a consolidated subsidiary in the Company's financial statements. Refer to “Note 12 – Related Party Transactions” for additional information.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of September 30, 2024 and December 31, 2023, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted of $8.5 million and $4.8 million, respectively, of which $0.9 million and $3.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund with a yield between 3% - 6%. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2024 and December 31, 2023, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right-of-use assets, prepaid expenses, escrow receivables, deferred offering costs, and security deposits for operating leases.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of September 30, 2024 and December 31, 2023, there were no material past due escrow receivables. As of September 30, 2024, the Company did not have any escrow receivables. The escrow receivable balance as of December 31, 2023 totaled $2.4 million and was measured at fair value and held in accordance with ASC 820.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. During the three and nine months ended September 30, 2024, the Company recorded $1.6 million and $7.4 million, respectively, in PIK interest income. During the three and nine months ended September 30, 2023, the Company recorded $2.1 million and $5.4 million, respectively, in PIK interest income.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During the three and nine months ended September 30, 2024, the Company recorded $0.5 million and $1.0 million, respectively, in dividend income. During the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.1 million, respectively, in dividend income.

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

As of September 30, 2024, loans to three portfolio companies and equipment financings to two portfolio company were on non-accrual status, with a total cost of approximately $47.2 million, and a total fair value of approximately $22.2 million, or 1.4%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of September 30, 2024 and December 31, 2023. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$312,241	18.1%	$315,856	18.7%	$139,399	10.6%	$133,344	10.5%
Medical Devices	196,097	11.4%	196,938	11.7%	68,717	5.2%	70,320	5.5%
Space Technology	169,094	9.8%	171,175	10.1%	185,384	14.1%	186,335	14.6%
Green Technology	145,497	8.4%	150,335	8.9%	138,510	10.5%	143,279	11.2%
Other Healthcare Services	113,466	6.6%	113,207	6.7%	—	—	—	—
Real Estate Technology	100,958	5.9%	92,620	5.5%	94,878	7.2%	91,344	7.2%
Artificial Intelligence & Automation	89,218	5.2%	89,795	5.3%	34,732	2.6%	34,435	2.7%
Healthcare Technology	86,153	5.0%	81,252	4.8%	89,038	6.8%	84,917	6.6%
Food and Agriculture Technologies	71,482	4.1%	62,464	3.7%	90,967	6.9%	88,707	7.0%
Consumer Products & Services	59,256	3.4%	58,722	3.5%	85,683	6.5%	83,722	6.6%
Biotechnology	56,287	3.3%	57,093	3.4%	56,173	4.3%	55,810	4.4%
SaaS	52,955	3.1%	53,738	3.2%	34,257	2.6%	34,440	2.7%
Marketing, Media, and Entertainment	42,308	2.5%	41,939	2.5%	49,145	3.7%	47,526	3.7%
Connectivity	41,090	2.4%	40,015	2.4%	36,191	2.7%	34,219	2.7%
Education Technology	33,177	1.9%	29,560	1.8%	18,975	1.4%	15,285	1.2%
Human Resource Technology	32,511	1.9%	28,075	1.7%	31,142	2.4%	30,595	2.4%
Supply Chain Technology	28,121	1.6%	27,957	1.7%	30,414	2.3%	24,556	1.9%
Transportation Technology	42,505	2.5%	27,736	1.6%	45,024	3.4%	39,532	3.1%
Multi-Sector Holdings (1)	22,408	1.3%	26,092	1.5%	11,006	0.8%	11,335	0.9%
Industrials	13,920	0.8%	12,137	0.7%	21,995	1.7%	23,113	1.8%
Digital Assets Technology and Services	5,318	0.3%	5,263	0.3%	33,545	2.5%	35,553	2.8%
Construction Technology	9,444	0.5%	4,893	0.3%	24,141	1.8%	6,813	0.5%
Total	$1,723,506	100.0%	$1,686,862	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 12 – Related Party Transactions” for further discussion.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$554,506	32.1%	$549,358	32.7%	$468,917	35.5%	$464,909	36.5%
Northeast	489,938	28.4%	473,110	28.0%	392,739	29.8%	383,008	29.9%
Mountain	201,237	11.7%	189,648	11.2%	118,126	9.0%	110,681	8.7%
Southeast	183,495	10.6%	180,255	10.7%	43,878	3.3%	42,129	3.3%
South	169,935	9.9%	173,677	10.3%	169,014	12.8%	172,746	13.5%
Midwest	75,310	4.4%	68,245	4.0%	64,535	4.9%	56,945	4.5%
Multi-Sector Holdings (1)	22,408	1.3%	26,092	1.5%	11,006	0.8%	11,335	0.9%
International:
Western Europe	15,220	0.9%	14,960	0.9%	22,235	1.7%	22,400	1.8%
Canada	11,457	0.7%	11,517	0.7%	28,866	2.2%	11,027	0.9%
Total	$1,723,506	100.0%	$1,686,862	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 12 – Related Party Transactions” for further discussion.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,303,332	75.6%	$1,269,662	75.2%	$918,836	69.7%	$885,299	69.5%
Equipment Financings	306,925	17.8%	305,052	18.1%	336,934	25.5%	336,778	26.4%
Equity	72,676	4.2%	61,664	3.7%	33,302	2.5%	19,576	1.5%
Warrants	40,573	2.4%	50,484	3.0%	30,244	2.3%	33,527	2.6%
Total	$1,723,506	100.0%	$1,686,862	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of September 30, 2024 and December 31, 2023, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2024 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$1,269,662	$—	$1,269,662
Equipment Financings	—	—	305,052	—	305,052
Warrants	—	3,218	47,266	—	50,484
Equity	632	—	50,876	10,156	61,664
Total Investments at fair value	632	3,218	1,672,856	10,156	1,686,862
Cash and cash equivalents	8,535	—	—	—	8,535
Total	$9,167	$3,218	$1,672,856	$10,156	$1,695,397

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

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of September 30, 2024.

	Fair Value as of
	September 30, 2024	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,046,479	Discounted Cash Flows	Hypothetical Market Yield	7.5% - 56.8%	16.8%

	469,834	Cost approximates fair value (6)	n/a	n/a	n/a

	23,315	Transaction Precedent (7)	Transaction Price	n/a	n/a

	22,201	Scenario Analysis	Probability Weighting of Alternative Outcomes	1.0% - 100.0%	n/a

Debt investment in the JV	12,885	Enterprise Value (8)	n/a	n/a	n/a

Equity investments	50,876	Market Approach	Revenue Multiple (3)	0.5x - 14.6x	3.8	x
			Volatility (5)	42.4% - 99.8%	59.0%
			Risk-Free Interest Rate	3.6% - 3.9%	3.6%
			Estimated Time to Exit (in years)	1.3 - 4.7	3.1

Warrants	47,266	Market Approach	Revenue Multiple (3)	0.6x - 14.6x	4.1	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	33.9% - 114.4%	66.4%
			Risk-Free Interest Rate	3.6% - 4.2%	3.7%
			Estimated Time to Exit (in years)	0.8 - 4.1	2.2

Total Level 3 Investments	$1,672,856

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivables portfolio investments for the nine months ended September 30, 2024 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivables	Total
Fair Value as of December 31, 2023	$1,222,077	$15,150	$31,201	$2,441	$1,270,869
Purchases, net of deferred fees	896,573	4,709	17,256	—	918,538
Non-cash conversions (1)	(25,675)	29,829	(4,154)	—	—
Transfers into/(out of) Level 3 (2)	(28,315)	—	—	—	(28,315)
Proceeds from sales and paydowns	(496,496)	(254)	(1,427)	(2,441)	(500,618)
Accretion of OID, EOT, and PIK payments	25,716	—	—	—	25,716
Net realized gain/(loss)	(17,317)	(1,123)	(1,065)	—	(19,505)
Net change in unrealized appreciation/(depreciation)	(1,849)	2,565	5,455	—	6,171
Fair Value as of September 30, 2024	$1,574,714	$50,876	$47,266	$—	$1,672,856

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of September 30, 2024	$(21,874)	$623	$(9)	$—	$(21,260)

(1)
The non-cash conversion includes an exercise of a warrant to an equity position and debt to an equity position during the period.
(2)
Transfers out of Level 3 during the nine months ended September 30, 2024 were related to the conversion of debt to equity in one publicly-traded portfolio company. During the nine months ended September 30, 2024, there were no transfers into Level 3.

The following table provides a summary of changes in the fair value of the Company’s Level 3 Debt, equity, warrant and escrow receivables portfolio investments for the year ended December 31, 2023 (in thousands):

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

Fair Value of Financial Instruments Carried at Cost

As of September 30, 2024 and December 31, 2023, the carrying value of the KeyBank Credit Facility was approximately $290.0 million and $213.0 million, respectively. The carrying value of the KeyBank Credit Facility as of September 30, 2024 and December 31, 2023 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2024 and December 31, 2023, the carrying value of the 2025 Notes was approximately $151.9 million and $180.5 million, respectively, net of unamortized deferred financing costs of $0.6 million and $2.0 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of September 30, 2024 and December 31, 2023 was approximately $153.1 million and $183.4 million, respectively, based on the market closing price of the 2025 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”.

As of September 30, 2024 and December 31, 2023, the carrying value of the Convertible Notes was approximately $49.2 million and $48.8 million, respectively, net of unamortized deferred financing costs and discount of $0.8 million and $1.2 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of September 30, 2024 and December 31, 2023 was approximately $50.4 million and $50.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2024 and December 31, 2023, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $123.9 million and $123.5 million, respectively, net of unamortized deferred financing costs and discount of $1.1 million and $1.5 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of September 30, 2024, and December 31, 2023, was approximately $114.5 million and $111.5 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2024, and December 31, 2023, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.2 million, and $73.9 million, respectively, net of unamortized deferred financing fees of $0.8 million and $1.1 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of September 30, 2024 and December 31, 2023 was approximately $68.8 million and $66.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2024, the carrying value of the Company's 7.875% Notes due March 2029 (the “March 2029 Notes”) was approximately $112.0 million, net of unamortized deferred financing fees of $3.0 million. The March 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of September 30, 2024 was approximately $116.5 million, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”. The March 2029 Notes began trading on April 1, 2024 and there was no fair value as of December 31, 2023.

As of September 30, 2024, the carrying value of the Company's 7.875% Notes due September 2029 (the “September 2029 Notes”) was approximately $111.4 million, net of unamortized deferred financing fees of $3.6 million. The September 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's September 2029 Notes as of September 30, 2024 was approximately $116.7 million, based on the market closing price of the September 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINI”. The September 2029 Notes began trading on July 22, 2024 and there was no fair value as of December 31, 2023.

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

The KeyBank Credit Facility includes a commitment of $510.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $690.0 million. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Adjusted Term SOFR plus 2.85% to 3.25%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 62% on eligible first lien loans and up to 47% on eligible second lien loans.

The KeyBank Credit Facility includes a three-year revolving period and a two-year amortization period and matures on July 27, 2029, unless extended. Such credit facility is collateralized by all investment assets held by TCF. The KeyBank Credit Agreement contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.

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

During the three months ended September 30, 2024, the Company borrowed $330.4 million and made repayments of $295.1 million under the KeyBank Credit Facility. During the nine months ended September 30, 2024, the Company borrowed $670.4 million and made repayments of $593.4 million under the KeyBank Credit Facility.

The Company incurred approximately $8.0 million of initial and additional financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the KeyBank Credit Facility were $5.9 million and $2.1 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had a borrowing availability of approximately $220.0 million and $137.0 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest expense	$5,731	$3,576	$15,081	$12,227
Amortization of deferred financing costs	284	204	703	613
Total interest and amortization of deferred financing costs	$6,015	$3,780	$15,784	$12,840

Weighted average effective interest rate	9.2%	9.5%	9.2%	8.7%
Weighted average outstanding balance	$262,174	$159,159	$228,029	$195,999

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

On May 17, 2024 (the “May Redemption”), the Company redeemed $30.0 million in aggregate principal amount of the $182.5 million in aggregate principal amount of the then outstanding 2025 Notes. As of September 30, 2024, the outstanding aggregate principal amount of the 2025 Notes was $152.5 million.

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the 2025 Notes were $0.6 million and $2.0 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest expense	$2,669	$3,194	$8,800	$9,581
Amortization of deferred financing costs	483	498	1,465	1,496
Total interest and amortization of deferred financing costs	$3,152	$3,692	$10,265	$11,077

Weighted average effective interest rate	8.3%	8.1%	8.2%	8.1%
Weighted average outstanding balance	$152,500	$182,500	$167,500	$182,500

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of September 30, 2024. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on September 30, 2024, the conversion rate changed to 80.4623 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $12.43 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(450)	(733)
Original issue discount, net of accretion	(314)	(510)
Carrying value of Convertible Notes	$49,236	$48,757

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest expense	$750	$750	$2,250	$2,250
Amortization of deferred financing costs and original issue discount	160	160	485	479
Total interest and amortization of deferred financing costs and original issue discount	$910	$910	$2,735	$2,729

Weighted average effective interest rate	7.3%	7.3%	7.3%	7.3%
Weighted average outstanding balance	$50,000	$50,000	$50,000	$50,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of

September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the August 2026 Notes were $1.1 million and $1.5 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest expense	$1,367	$1,367	$4,102	$4,102
Amortization of deferred financing costs	149	144	437	432
Total interest and amortization of deferred financing costs	$1,516	$1,511	$4,539	$4,534

Weighted average effective interest rate	4.9%	4.8%	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000	$125,000	$125,000

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the December 2026 Notes were $0.8 million and $1.1 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest expense	$797	$797	$2,391	$2,391
Amortization of deferred financing costs	93	93	286	279
Total interest and amortization of deferred financing costs	$890	$890	$2,677	$2,670

Weighted average effective interest rate	4.7%	4.7%	4.8%	4.7%
Weighted average outstanding balance	$75,000	$75,000	$75,000	$75,000

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

The March 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINZ” on April 1, 2024.

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.4 million, which were capitalized and deferred. As of September 30, 2024, unamortized deferred financing costs related to the March 2029 Notes were $3.0 million. There were no unamortized deferred financing costs as of December 31, 2023.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest expense	$2,264	$—	$4,604	$—
Amortization of deferred financing costs	170	—	341	—
Total interest and amortization of deferred financing costs	$2,434	$—	$4,945	$—

Weighted average effective interest rate	8.5%	—%	8.4%	—%
Weighted average outstanding balance	$115,000	$—	$78,066	$—

September 2029 Notes

On July 19, 2024, the Company issued and sold $115.0 million in aggregate principal amount of its unsecured Notes due 2029 (the “September 2029 Notes”) under its shelf Registration Statement on Form N-2, which amount includes the underwriters' exercise, in full, of their option to purchase an additional $15.0 million in aggregate principal amount of additional September 2029 Notes.

The September 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and the Trustee (together with the Base Indenture, the "September 2029 Notes Indenture"). The September 2029 Notes mature on September 30, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The September 2029 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company's option on or after September 30, 2026 upon not less than 30 days’ nor more than 60 days’ written notice prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the outstanding principal amount of the September 2029 Notes, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. In addition, if a change of control repurchase event (as defined in the September 2029 Notes Indenture) occurs prior to maturity date of the September 2029 Notes, unless the Company has exercised its right to redeem the September 2029 Notes in full, holders will have the right, at their option, to require the Company to repurchase for cash some or all of the September 2029 Notes at a repurchase price equal to 100% of the principal amount of the September 2029 Notes being repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The September 2029 Notes bear interest at a fixed rate of 7.875% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2024. The September 2029 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

The September 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINI” on July 22, 2024.

Aggregate offering costs in connection with the September 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.8 million, which were capitalized and deferred. As of

September 30, 2024, unamortized deferred financing costs related to the September 2029 Notes were $3.6 million. There were no unamortized deferred financing costs as of December 31, 2023.

The components of interest expense and related fees for the September 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest expense	$1,811	$—	$1,811	$—
Amortization of deferred financing costs	140	—	140	—
Total interest and amortization of deferred financing costs	$1,951	$—	$1,951	$—

Weighted average effective interest rate	8.6%	—%	8.5%	—%
Weighted average outstanding balance	$91,250	$—	$30,639	$—

As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the Convertible Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture and the September 2029 Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2024 and December 31, 2023 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of September 30, 2024 and December 31, 2023 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of September 30, 2024, the Company had aggregate unfunded commitments of $25.0 million to one portfolio company, as well as unfunded commitments of $3.0 million and $6.0 million for the JV and EPT 16, respectively, which represented the Company's uncalled capital commitments. As of December 31, 2023, the Company had unfunded commitments of $10.4 million for the JV.

The Company did not have any other off-balance sheet financings or liabilities as of September 30, 2024 or December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified significant operating leases for its headquarters in Phoenix, AZ and office spaces in San Diego, CA. The lease for the Company's Phoenix headquarters commenced on July 10, 2021, and was most recently amended on September 17, 2024. Amendments since commencement include (i) additional office space and (ii) an extension to the term of the lease through May 31, 2031. The lease for Suite 200 in the Company's San Diego office commenced on March 10, 2023, and expires on January 31, 2026. The Company entered into a second lease in San Diego for Suite 203, which commenced on June 1, 2024, and expires on November 14, 2025. As of September 30, 2024, the weighted-average remaining lease term for the operating leases was 6.3 years.

The total lease expense incurred for the three and nine months ended September 30, 2024 was $0.4 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2023 was approximately $0.2 million and $0.5 million, respectively. As of September 30, 2024 and December 31, 2023, the right of use assets related to the office operating leases were $5.6 million and $5.3 million, respectively, and the lease liabilities were $6.0 million and $5.4 million, respectively. As of September 30, 2024 and December 31, 2023, the weighted-average discount rate determined for the operating lease liabilities was 8.53% and 8.60%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of September 30, 2024 (in thousands):

For the Years Ended December 31,	Total
2024	$328
2025	1,314
2026	1,008
2027	1,021
2028	1,051
Thereafter	2,645
Total	$7,367

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2024, there were no material legal matters or material litigation pending of which the Company is aware.

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

ATM Program

On November 9, 2021, the Company established an at-the-market equity program (the “ATM Program”), pursuant to which the Company can issue and sell, from time to time, up to $50.0 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act). On December 1, 2023, the Company entered into new equity distribution agreements to (i) increase the maximum aggregate offering price of shares of its common stock to be sold through the ATM Program to $145.7 million and (ii) add one additional sales agent to the ATM Program. On August 23, 2024, the Company entered into new equity distribution agreements to (i) increase the maximum aggregate offering price of shares of its common stock to be sold through the ATM Program to $250.0 million and (ii) add one additional sales agent to the ATM Program.

The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

During the three months ended September 30, 2024, the Company issued and sold 5,723,189 shares of its common stock at a weighted-average price of $14.07 per share and raised $79.4 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program. During the nine months ended September 30, 2024, the Company issued and sold 10,600,529 shares of its common stock at a weighted-average price of $14.41 per share and raised $150.6 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

During the year ended December 31, 2023, the Company issued and sold 4,976,061 shares of its common stock at a weighted-average price of $14.53 per share and raised $70.8 million of net proceeds after deducting deferred offering costs and commissions to the sales agent on shares sold under the ATM Program.

For additional information regarding the ATM Program, see “Note 14 – Subsequent Events.”

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

The Company did not repurchase shares of its outstanding common stock during the three and nine months ended September 30, 2024. During the year ended December 31, 2023, the Company repurchased 91,691 shares of its outstanding common stock at a weighted average price of $10.91. The repurchased shares were immediately canceled and thus the Company holds no treasury stock.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended September 30, 2024, the Company issued 23,559 shares of common stock for a total of approximately $0.3 million under the DRIP. During the nine months ended September 30, 2024, the Company issued 69,593 shares of common stock for a total of approximately $1.0 million under the DRIP.

During the year ended December 31, 2023, the Company issued 165,962 shares of common stock for a total of approximately $2.2 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
			Total	$8.19

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement filed with the SEC on April 26, 2024. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the nine months ended September 30, 2024 and 2023 (dollars in thousands).

	Nine Months Ended	Weighted Average	Nine Months Ended	Weighted Average
	September 30, 2024	Grant Date Fair Value	September 30, 2023	Grant Date Fair Value
Unvested as of Beginning of Period	1,326,891	$14.56	1,041,721	$16.98
Shares Granted	856,407	$14.70	812,527	$12.92
Shares Vested and Forfeited	(575,887)	$14.77	(425,542)	$16.86
Unvested as of Ending of Period	1,607,411	$14.56	1,428,706	$14.71

Fair Value of Granted Stock	$12,590		$10,498
Compensation Cost Recognized	$8,027		$6,263

As of September 30, 2024, there was approximately $21.6 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2023, there was approximately $17.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.5 years. Shares vested and forfeited primarily relate to shares acquired of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Reports on Form 8-K, filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement filed with the SEC on April 26, 2024. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the nine months ended September 30, 2024 and 2023 (dollars in thousands).

	Nine Months Ended	Weighted Average	Nine Months Ended	Weighted Average
	September 30, 2024	Grant Date Fair Value	September 30, 2023	Grant Date Fair Value
Unvested as of Beginning of Period,	15,196	$13.16	13,540	$14.77
Shares Granted	13,340	$14.99	15,196	$13.16
Shares Vested and Forfeited	(15,196)	$13.16	(13,540)	$14.77
Unvested as of Ending of Period,	13,340	$14.99	15,196	$13.16

Fair Value of Granted Stock	$200		$200
Compensation Cost Recognized	$151		$150

As of September 30, 2024, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a nine-month period. As of December 31, 2023, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings per common share - basic
Numerator for basic earnings per share	$24,400	$16,821	$69,738	$59,189
Denominator for basic weighted average shares	54,412,566	40,119,009	50,455,373	37,091,030
Earnings/(Loss) per common share - basic	$0.45	$0.42	$1.38	$1.60
Earnings per common share - diluted
Numerator for increase in net assets per share	24,400	16,821	69,738	59,189
Adjustment for interest expense, fees, and deferred financing costs on Convertible Notes	910	910	2,735	2,729
Numerator for diluted earnings per share	25,310	17,731	72,473	61,918
Denominator for basic weighted average shares	54,412,566	40,119,009	50,455,373	37,091,030
Adjustment for dilutive effect of Convertible Notes	3,961,130	3,731,025	3,961,130	3,731,025
Denominator for diluted weighted average shares	58,373,696	43,850,034	54,416,503	40,822,055
Earnings/(Loss) per common share - diluted	$0.43	$0.40	$1.33	$1.52

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

For the three and nine months ended September 30, 2024, $0.6 million and $1.9 million, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended September 30, 2023, $0.6 million and $1.9 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Tax Cost of Investments (1)	$1,732,266	$1,325,006

	September 30, 2024	December 31, 2023
Unrealized appreciation	$47,412	$36,468
Unrealized depreciation	(84,280)	(81,534)
Net change in unrealized appreciation/(depreciation) from investments	$(36,868)	$(45,066)

(1)
Includes cost of short-term investments, including cash and cash equivalents.

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Per Share Data: (1)
Net asset value, beginning of period	$13.19	$13.15

Net investment income	1.61	1.75
Net realized and unrealized gains/(losses) on investments (2)	(0.23)	(0.15)
Net increase/(decrease) in net assets resulting from operations	1.38	1.60

Offering costs	(0.04)	(0.08)
Effect of shares issued and repurchased (3)	0.13	0.04
Distributions (4)	(1.53)	(1.54)
Total increase/(decrease) in net assets	(0.06)	0.02

Net asset value, end of period	$13.13	$13.17

Shares outstanding, end of period	57,642,040	43,246,612
Weighted average shares outstanding	50,455,373	37,091,030
Total return based on net asset value (5)(9)	11.1%	11.9%
Total return based on market value (6)(9)	3.7%	43.7%

Ratio/Supplemental Data:
Per share market value at end of period	$13.57	$13.92
Net assets, end of period	$756,795	$569,463
Ratio of total expenses to average net assets (10)	17.2%	18.9%
Ratio of net investment income to average net assets (10)	16.3%	17.7%
Ratio of interest and credit facility expenses to average net assets (10)	8.6%	9.3%
Portfolio turnover rate (7)(9)	37.3%	32.6%
Asset coverage ratio (8)	182.0%	206.9%

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
(8)
Based on outstanding debt of $922.5 million and $532.5 million as of September 30, 2024 and 2023, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of September 30, 2024, and December 2023, 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
September 30, 2024 (Unaudited)	$—	—	—	—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
September 30, 2024 (Unaudited)	$290,000	1,820	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
September 30, 2024 (Unaudited)	$152,500	1,820	—	$1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
September 30, 2024 (Unaudited)	$50,000	1,820	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
September 30, 2024 (Unaudited)	$125,000	1,820	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
September 30, 2024 (Unaudited)	$75,000	1,820	—	—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2029 Notes
September 30, 2024 (Unaudited)	$115,000	1,820	—	$1,012
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

September 2029 Notes
September 30, 2024 (Unaudited)	$115,000	1,820	—	$1,014
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
September 30, 2024 (Unaudited)	$922,500	1,820	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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
(4)
Not applicable because the senior securities are not registered for public trading, with the exception of the 2025 Notes, March 2029 Notes and September 2029 Notes. The average market value per unit calculated for the 2025 Notes, March 2029 Notes and September 2029 Notes are based on the average daily price of such notes and are expressed in terms of dollar amounts per $1,000 of indebtedness.
(5)
The Credit Suisse Credit Facility matured on January 8, 2022, in accordance with its terms, and all outstanding indebtedness thereunder was repaid.

Note 12. Related Party Transactions

During the three and nine months ended September 30, 2024 and the year ended December 31, 2023, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared.

During the three and nine months ended September 30, 2024 and the year ended December 31, 2023, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Senior Credit Corp 2022 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) on December 5, 2022 to co-manage the JV. The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The Company and the JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of September 30, 2024, the Company's and the JV Partner's ownership of the JV was 12.5% and 87.5%, respectively.

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

As of September 30, 2024, the Company contributed $18.4 million of capital to the JV, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of December 31, 2023, the Company contributed $11.0 million of capital to the JV, which consisted of a debt investment of $7.7 million and an equity investment of $3.3 million. As of September 30, 2024 and December 31, 2023, the Company's unfunded commitment was $3.0 million and $10.4 million, respectively.

As of September 30, 2024 and December 31, 2023, the JV's total investment portfolio on a fair value basis was $247.9 million and $151.6 million, respectively. During the three and nine months ended September 30, 2024, the Company received $37.8 million and $132.2 million in net proceeds from the sale of investments to the JV, respectively. During the year ended December 31, 2023, the Company received $146.2 million in net proceeds from the sale of investments to the JV.

During the three and nine months ended September 30, 2024, the Company earned approximately $0.8 million and $2.5 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company earned approximately $0.5 million and $1.7 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the Company had approximately $1.2 million and $0.8 million, respectively, in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Trinity Capital Adviser LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company formed the Adviser Sub on March 16, 2023 as a wholly owned subsidiary of the Company. The Company was granted exemptive relief by the SEC that permits the Company to organize, acquire, wholly own and operate the Adviser Sub as an investment adviser registered under the Advisers Act. The Adviser Sub may provide investment advisory and related services to the Adviser Funds with ownership by one or more External Parties and receives fee income for such services. The Adviser Sub commenced operations on June 28, 2024.

The Company has entered into a resource sharing agreement (“Sharing Agreement”) with the Adviser Sub, through which the Adviser Sub has access to the Company's human capital resources, facilities and systems. Under the terms of Sharing Agreement, the Company allocates the related expenses of such shared resources to the Adviser Sub pro rata based on total assets under management by the Adviser Sub and the Company. The Company's total expenses are net of such expenses allocated to the Adviser Sub of $0.1 million for the three and nine months ended September 30, 2024. As of September 30, 2024, there was $0.1 million receivable from the Adviser Sub.

The Adviser Sub has entered into an investment management agreement with EPT 16 and may enter into additional investment management agreements with other Adviser Funds in the future, pursuant to which the Adviser Sub receives management fees and/or incentive fees based on the assets under management and the performance of the Adviser Funds, respectively. With respect to such fee income, the Adviser Sub expects to declare and pay dividend distributions to the Company. During the three and nine months ended September 30, 2024 and 2023, no dividend distributions were declared and paid by the Adviser Sub to the Company.

EPT 16 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company and a specialty credit manager (the “Class A Member”) funded a portion of their respective capital commitments on June 28, 2024 to commence the operations of a credit fund, EPT 16. EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. The Company and the Class A Member had capital commitments to EPT 16 in the amount of $10.0 million and $50.0 million, respectively. As of September 30, 2024, the Company's and the Class A Member’s ownership percentages were 16.7% and 83.3%, respectively. EPT 16 has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT 16.

As of September 30, 2024, the Company had contributed $4.0 million of capital to EPT 16. As of September 30, 2024, the Company's unfunded commitment was $6.0 million. For the three and nine months ended September 30, 2024 the Company sold $0.8 million and $24.8 million, respectively, of investments to EPT 16. There was no realized activity on the sale of investments during the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recorded a $0.5 million realized gain on the sale of investments. As of September 30, 2024, EPT 16’s total investment portfolio on a fair value basis was $22.7 million.

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

ATM Program

For the period from October 1, 2024 to October 29, 2024, the Company issued and sold 1,243,121 shares of its common stock at a weighted-average price of $13.77 per share and raised $16.8 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

Series A Notes

On October 29, 2024, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) governing the issuance of (i) $55.5 million in aggregate principal amount of Series A Senior Notes, Tranche A, due October 29, 2027 (the “Series A 2027 Notes”), (ii) $73.0 million in aggregate principal amount of Series A Senior Notes, Tranche B, due October 29, 2028 (the “Series A 2028 Notes”) and (iii) $14.0 million in aggregate principal amount of Series A Senior Notes, Tranche C, due October 29, 2029 (the “Series A 2029 Notes” and, together with the Series A 2027 Notes and Series A 2028 Notes, collectively, the “Series A Notes”) to certain qualified institutional investors in a private placement.

The Series A Notes were delivered and paid for on October 29, 2024, subject to certain customary closing conditions. The Series A 2027 Notes have a fixed interest rate of 7.54% per year, the Series A 2028 Notes have a fixed interest rate of 7.60% per year and the Series A 2029 Notes have a fixed interest rate of 7.66% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series A 2027 Notes will mature on October 29, 2027, the Series A 2028 Notes will mature on October 29, 2028 and the Series A 2029 Notes will mature on October 29, 2029, unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the Note Purchase Agreement. Interest on the Series A Notes will be due semiannually in April and October of each year, beginning in April 2025. In addition, the Company is obligated to offer to repay the Series A Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, the Company may redeem the Series A Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if the Series A 2027 Notes are redeemed on or before August 31, 2027, the Series A 2028 Notes are redeemed on or before August 31, 2028 or the Series A 2029 Notes are redeemed on or before August 1, 2029, a make-whole premium.

The Series A Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Series A Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

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

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC, a Delaware limited liability company (the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by the Company.

On March 16, 2023, the Company formed an unconsolidated wholly owned subsidiary, Trinity Capital Adviser LLC, a Delaware limited liability company (“Adviser Sub”). The Company was granted exemptive relief by the SEC that permits the Company to organize, acquire, wholly own and operate the Adviser Sub as an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Adviser Act”). The Adviser Sub may provide investment advisory and related services to one or more investment vehicles (the “Adviser Funds”) with ownership by one or more unrelated third-party investors and receive fee income for such services.

On June 28, 2024, the Company and a specialty credit manager funded a portion of their respective capital commitments to commence operations of a credit fund, EPT 16 LLC, a Delaware limited liability company (“EPT 16”). EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During three and nine months ended September 30, 2024, the Company recorded $0.5 million and $1.0 million, respectively, in dividend income. During the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.1 million, respectively, in dividend income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2024, our investment portfolio had an aggregate fair value of approximately $1,686.9 million and was comprised of approximately $1,269.7 million in secured loans, $305.1 million in equipment financings, and $112.2 million in equity and warrants, across 145 portfolio companies. As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $1,275.2 million and was comprised of approximately $885.3 million in secured loans, $336.8 million in equipment financings, and $53.1 million in equity and warrants, across 120 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	75.6%	75.2%	69.7%	69.5%
Equipment Financings	17.8%	18.1%	25.5%	26.4%
Equity	4.2%	3.7%	2.5%	1.5%
Warrants	2.4%	3.0%	2.3%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of September 30, 2024 and December 31, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2024		December 31, 2023
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	32.1%	32.7%	35.5%	36.5%
Northeast	28.4%	28.0%	29.8%	29.9%
Mountain	11.7%	11.2%	9.0%	8.7%
Southeast	10.6%	10.7%	3.3%	3.3%
South	9.9%	10.3%	12.8%	13.5%
Midwest	4.4%	4.0%	4.9%	4.5%
Multi-Sector Holdings (1)	1.3%	1.5%	0.8%	0.9%
International:
Western Europe	0.9%	0.9%	1.7%	1.8%
Canada	0.7%	0.7%	2.2%	0.9%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 12 – Related Party Transactions” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	18.1%	18.7%	10.6%	10.5%
Medical Devices	11.4%	11.7%	5.2%	5.5%
Space Technology	9.8%	10.1%	14.1%	14.6%
Green Technology	8.4%	8.9%	10.5%	11.2%
Other Healthcare Services	6.6%	6.7%	—	—
Real Estate Technology	5.9%	5.5%	7.2%	7.2%
Artificial Intelligence & Automation	5.2%	5.3%	2.6%	2.7%
Healthcare Technology	5.0%	4.8%	6.8%	6.6%
Food and Agriculture Technologies	4.1%	3.7%	6.9%	7.0%
Consumer Products & Services	3.4%	3.5%	6.5%	6.6%
Biotechnology	3.3%	3.4%	4.3%	4.4%
SaaS	3.1%	3.2%	2.6%	2.7%
Marketing, Media, and Entertainment	2.5%	2.5%	3.7%	3.7%
Connectivity	2.4%	2.4%	2.7%	2.7%
Education Technology	1.9%	1.8%	1.4%	1.2%
Human Resource Technology	1.9%	1.7%	2.4%	2.4%
Supply Chain Technology	1.6%	1.7%	2.3%	1.9%
Transportation Technology	2.5%	1.6%	3.4%	3.1%
Multi-Sector Holdings (1)	1.3%	1.5%	0.8%	0.9%
Industrials	0.8%	0.7%	1.7%	1.8%
Digital Assets Technology and Services	0.3%	0.3%	2.5%	2.8%
Construction Technology	0.5%	0.3%	1.8%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-stage companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 12 – Related Party Transactions” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

As of September 30, 2024 and December 31, 2023, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.1 and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of September 30, 2024 and December 31, 2023, the Company’s ten largest portfolio companies represented approximately 26.0% and 31.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of September 30, 2024 and December 31, 2023, the Company had six and four portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the nine months ended September 30, 2024, we invested approximately $680.1 million in 30 new portfolio companies, approximately $241.2 million in 27 existing portfolio companies, and approximately $11.4 million in the multi-sector holdings, excluding deferred fees. During the nine months ended September 30, 2024, we received an aggregate of $527.3 million in proceeds from repayments and sales of our investments, including proceeds of approximately $184.2 million from early repayments on our debt investments and $194.4 million sales of investments.

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

The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Beginning Portfolio, at fair value	$1,275,180	$1,094,386
Purchases, net of deferred fees	924,758	632,754
Non-cash conversion	—	21
Principal payments received on investments	(148,672)	(142,113)
Proceeds from early debt repayments	(184,185)	(169,745)
Sales of investments	(194,412)	(160,068)
Accretion of OID, EOT, and PIK payments	25,716	32,953
Net realized gain/(loss)	(19,016)	(28,071)
Net change in unrealized appreciation/(depreciation)	7,493	15,063
Ending Portfolio, at fair value	$1,686,862	$1,275,180

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2024 and December 31, 2023 (dollars in thousands):

		September 30, 2024		December 31, 2023
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$105,385	6.7%	$40,584	3.3%
3.0 - 3.9	Strong Performance	458,494	29.1%	277,867	22.9%
2.0 - 2.9	Performing	918,292	58.4%	805,730	65.9%
1.6 - 1.9	Watch	57,457	3.6%	56,740	4.6%
1.0 - 1.5	Default/Workout	22,201	1.4%	33,452	2.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,561,829	99.2%	1,214,373	99.4%
.	Senior Credit Corp 2022 LLC (1)	12,885	0.8%	7,704	0.6%
Total Debt Investments		$1,574,714	100.0%	$1,222,077	100.0%

(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of September 30, 2024 and December 31, 2023, our debt investments had a weighted average risk rating score of 2.9 and 2.7, respectively.

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

As of September 30, 2024, loans to three portfolio companies and equipment financings to two portfolio company were on non-accrual status with a total cost of approximately $47.2 million, and a total fair value of approximately $22.2 million, or 1.4%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and nine months ended September 30, 2024 and 2023.

Investment Income

The following table sets forth the components of investment income (in thousands). The components of investment income have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stated interest income	$47,555	$36,181	$126,952	$105,935
Amortization of OID and EOT	6,930	4,539	19,304	12,423
Acceleration of OID and EOT	2,629	2,140	5,823	6,226
PIK interest income	1,576	2,069	7,389	5,405
Prepayment penalty and related fees	880	789	1,375	1,089
Dividend income	500	106	950	106
Other fee income	1,696	614	5,066	2,837
Total investment income	$61,766	$46,438	$166,859	$134,021

For the three and nine months ended September 30, 2024, total investment income was approximately $61.8 million and $166.9 million, respectively, which represents an approximate effective yield of 16.1% and 16.0%, respectively, on the average investments during the year. For the three and nine months ended September 30, 2023, total investment income was approximately $46.4 and $134.0 million, respectively, which represents an approximate effective yield of 16.7% and 15.9%, respectively, on the average investments during the year. The increase in investment income for the three and nine months ended September 30, 2024 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments.

Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses, and excise taxes. Our operating expenses totaled approximately $32.4 million and $23.0 million for the three months ended September 30, 2024 and 2023, respectively, and $85.6 million and $69.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in our operating expenses for the three and nine months ended September 30, 2024 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 7.00% Notes due 2025 (the “2025 Notes”), the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due March 2029 (the “March

2029 Notes”), the 7.875% Notes due September 2029 (the “September 2029 Notes”) and the 6.00% Convertible Notes due 2025 (the “Convertible Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $16.9 million and $10.8 million for the three months ended September 30, 2024 and 2023, respectively, and $42.9 million and $33.9 million for the nine months ended September 30, 2024 and 2023, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.7% and 7.3% for the three months ended September 30, 2024 and 2023, respectively, and 7.6% and 7.2% for the nine months ended September 30, 2024 and 2023, respectively. The increase in interest expense for the three and nine months ended September 30, 2024 was primarily due to increased borrowings and increased base rate under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $11.5 million and $8.7 million for the three months ended September 30, 2024 and 2023, respectively, and $31.3 million and $24.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in employee compensation expenses for the three and nine months ended September 30, 2024 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of September 30, 2024 and 2023, the Company had 86 and 63 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees, totaled approximately $1.3 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $3.4 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in professional fees expenses for the three and nine months ended September 30, 2024 resulted primarily from a decrease in legal fees, third-party valuation fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $2.2 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $6.2 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2024 was primarily due to additional office rent and related expenses.

Allocated Expenses to Trinity Capital Adviser, LLC

The resource sharing agreement (the “Sharing Agreement”) with the Adviser Sub provides the Adviser Sub with access to the Company's human capital resources, facilities and systems. Under the terms of the Sharing Agreement, we allocate the related expenses of such shared resources to the Adviser Sub based on total assets under management by the Adviser Sub and us. The Company's total expenses are net of such expenses allocated to the Adviser Sub of $0.1 million for the three and nine months ended September 30, 2024. As of September 30, 2024, there was $0.1 million receivable due from the Adviser Sub.

Excise Taxes

Our excise taxes totaled approximately $0.6 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.9 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Net Investment Income

For the three months ended September 30, 2024 and 2023, we recognized approximately $61.8 million and $46.4 million, respectively, in total investment income as compared to approximately $32.4 million and $23.0 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $29.4 million and $23.4 million, respectively. For the nine months ended September 30, 2024 and 2023, we recognized approximately $166.9 million and $134.0 million, respectively, in total investment income as compared to approximately $85.6 million and $69.2 million, respectively, in total expenses including excise tax expense, resulting in net investment income of $81.3 million and $64.8 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the nine months ended September 30, 2024, our gross realized gains primarily consisted of the repayment of two equipment financing positions and the sale of one equity position. Our gross realized losses primarily consisted of the sale of one equity position, the sale of one debt position, the repayment of one debt position and the conversion of debt positions in four portfolio companies. During the nine months ended September 30, 2023, our gross realized gains primarily consisted of the repayment of one loan, one equipment financing, and one warrant, and our gross realized losses primarily consisted of the exit of our debt, equipment financing and equity positions in four portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and nine months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized gain/(loss) on investments:
Gross realized gains	$1,877	$398	$10,436	$4,198
Gross realized losses	(15,757)	(2,266)	(29,452)	(33,042)
Total net realized gains/(losses) on investments	$(13,880)	$(1,868)	$(19,016)	$(28,844)

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

Net unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2024 and 2023 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross unrealized appreciation	$15,186	$12,889	$28,780	$25,217
Gross unrealized depreciation	(20,713)	(21,699)	(48,725)	(34,529)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	14,447	4,093	27,438	32,511
Total net unrealized gains/(losses) on investments	$8,920	$(4,717)	$7,493	$23,199

During the three months ended September 30, 2024, our net unrealized appreciation totaled approximately $8.9 million, which included net unrealized appreciation of $3.0 million from our warrant investments, net unrealized appreciation of $2.0 million from our equity investments and net unrealized appreciation of $4.0 million from our debt investments.

During the nine months ended September 30, 2024, our net unrealized appreciation totaled approximately $7.5 million, which included net unrealized appreciation of $6.6 million from our warrant investments, net unrealized appreciation of $2.7 million from our equity investments and net unrealized depreciation of $1.8 million from our debt investments.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three and nine months ended September 30, 2024, totaled approximately $24.4 million and $69.7 million, respectively. Net increase in net assets resulting from operations during the three and nine months ended September 30, 2023, totaled approximately $16.8 million and $59.2 million, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2024, basic and diluted net increase in net assets per common share were $0.45 and $0.43, respectively. For the nine months ended September 30, 2024, basic and diluted net increase in net assets per common share were $1.38 and $1.33, respectively.

For the three months ended September 30, 2023, basic and diluted net decrease in net assets per common share were $0.42 and $0.40, respectively. For the nine months ended September 30, 2023, basic and diluted net increase in net assets per common share were $1.60 and $1.52, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the 2025 Notes offering, the Convertible Notes offering, the August 2026 Notes offering, the December 2026 Notes offering, the March 2029 Notes offering and the September 2029 Notes offering, borrowings under the KeyBank Credit Facility, and cash flows from our operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

During the nine months ended September 30, 2024, we experienced a net increase in cash and cash equivalents in the amount of $3.8 million, which is the net result of $339.4 million of cash provided by financing activities, offset by $335.3 million of cash used in operating activities and $0.3 million of cash used in investing activities. During the nine months ended September 30, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $3.4 million, which is the net result of $41.3 million of cash used in financing activities and $2.2 million of cash used in investing activities, offset by $40.1 million of cash provided by operating activities.

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $8.5 million and $4.8 million, respectively, of which $0.9 million and $3.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of September 30, 2024 and December 31, 2023, we had approximately $220.0 million and $137.0 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of September 30, 2024, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information, including a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of September 30, 2024, our asset coverage ratio was approximately 182.0% and our asset coverage ratio per unit was approximately $1,820. As of December 31, 2023, our asset coverage ratio was approximately 194.7% and our asset coverage ratio per unit was approximately $1,947.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with each of the JV and EPT 16 to fund capital contributions through June 2026 in the amount of $21.4 million and $10.0 million, respectively. As of September 30, 2024, unfunded commitments were $3.0 million and $6.0 million for the JV and EPT 16, respectively. As of September 30, 2024, the Company also had unfunded commitments of approximately $25.0 million to one portfolio company. As of December 31, 2023, unfunded commitments were $10.4 million for the JV. The Company did not have any other off-balance sheet financings or liabilities as of September 30, 2024 or December 31, 2023.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2024 and December 31, 2023 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2024, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$290,000	$—	$290,000
2025 Notes	152,500	—	—	—	152,500
Convertible Notes	—	50,000	—	—	50,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
March 2029 Notes	—	—	115,000	—	115,000
September 2029 Notes	—	—	115,000	—	115,000
Operating Leases	328	3,343	2,131	1,565	7,367
Total Contractual Obligations	$152,828	$253,343	$522,131	$1,565	$929,867

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
			Total	$8.19

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On October 28, 2024, the last reported closing sales price of our common stock on Nasdaq was $13.88 per share, which represented a premium of approximately 5.7% to our net asset value per share of $13.13 as of September 30, 2024.

As of October 28, 2024, we had approximately 52 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2024
Fourth Quarter (through October 28, 2024)	*	$13.94	$13.36	*	*	*
Third Quarter	$13.13	$14.74	$13.57	12.3%	3.4%	$0.51
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51
Year Ending December 31, 2023
Fourth Quarter	$13.19	$15.40	$13.33	16.7%	1.0%	$0.50
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(4)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(4)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47
Year Ending December 31, 2022
Fourth Quarter	$13.15	$13.82	$10.24	5.1%	(22.1)%	$0.61	(4)
Third Quarter	$13.74	$16.28	$12.07	18.5%	(12.2)%	$0.60	(4)
Second Quarter	$14.62	$19.44	$14.27	33.0%	(2.4)%	$0.57	(4)
First Quarter	$15.15	$20.11	$17.00	32.7%	12.2%	$0.55	(4)

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

Recent Developments

ATM Program

For the period from October 1, 2024 to October 29, 2024, we issued and sold 1,243,121 shares of its common stock at a weighted-average price of $13.77 per share and raised $16.8 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

Series A Notes

On October 29, 2024, we entered into a note purchase agreement (the “Note Purchase Agreement”) governing the issuance of (i) $55.5 million in aggregate principal amount of Series A Senior Notes, Tranche A, due October 29, 2027 (the “Series A 2027 Notes”), (ii) $73.0 million in aggregate principal amount of Series A Senior Notes, Tranche B, due October 29, 2028 (the “Series A 2028 Notes”) and (iii) $14.0 million in aggregate principal amount of Series A Senior Notes, Tranche C, due October 29, 2029 (the “Series A 2029 Notes” and, together with the Series A 2027 Notes and Series A 2028 Notes, collectively, the “Series A Notes”) to certain qualified institutional investors in a private placement.

The Series A Notes were delivered and paid for on October 29, 2024, subject to certain customary closing conditions. The Series A 2027 Notes have a fixed interest rate of 7.54% per year, the Series A 2028 Notes have a fixed interest rate of 7.60% per year and the Series A 2029 Notes have a fixed interest rate of 7.66% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series A 2027 Notes will mature on October 29, 2027, the Series A 2028 Notes will mature on October 29, 2028 and the Series A 2029 Notes will mature on October 29, 2029, unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the Note Purchase Agreement. Interest on the Series A Notes will be due semiannually in April and October of each year, beginning in April 2025. In addition, we are obligated to offer to repay the Series A Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, we may redeem the Series A Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if the Series A 2027 Notes are redeemed on or before August 31, 2027, the Series A 2028 Notes are redeemed on or before August 31, 2028 or the Series A 2029 Notes are redeemed on or before August 1, 2029, a make-whole premium.

The Series A Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Series A Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

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

As of September 30, 2024, approximately 76.6% of our debt investments based on outstanding principal balance represented floating-rate investments based on Prime or SOFR, and approximately 23.4% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85% to 3.25%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$34,397	$8,700	$25,697
Up 200 basis points	$22,607	$5,800	$16,807
Up 100 basis points	$10,818	$2,900	$7,918
Down 100 basis points	$(7,241)	$(2,900)	$(4,341)
Down 200 basis points	$(11,974)	$(5,800)	$(6,174)
Down 300 basis points	$(15,835)	$(8,700)	$(7,135)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of September 30, 2024, we had four foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of September 30, 2024 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, during the nine months ended September 30, 2024, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On October 15, 2024, pursuant to its amended and restated distribution reinvestment plan, the Company issued 20,652 shares of its common stock, at a price of $13.92 per share, to stockholders of record as of September 30, 2024 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Series A Notes

On October 29, 2024, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) governing the issuance of (i) $55.5 million in aggregate principal amount of Series A Senior Notes, Tranche A, due October 29, 2027 (the “Series A 2027 Notes”), (ii) $73.0 million in aggregate principal amount of Series A Senior Notes, Tranche B, due October 29, 2028 (the “Series A 2028 Notes”) and (iii) $14.0 million in aggregate principal amount of Series A Senior Notes, Tranche C, due October 29, 2029 (the “Series A 2029 Notes” and, together with the Series A 2027 Notes and Series A 2028 Notes, collectively, the “Series A Notes”) to certain qualified institutional investors in a private placement.

The Series A Notes were delivered and paid for on October 29, 2024, subject to certain customary closing conditions. The Series A 2027 Notes have a fixed interest rate of 7.54% per year, the Series A 2028 Notes have a fixed interest rate of 7.60% per year and the Series A 2029 Notes have a fixed interest rate of 7.66% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series A 2027 Notes will mature on October 29, 2027, the Series A 2028 Notes will mature on October 29, 2028 and the Series A 2029 Notes will mature on October 29, 2029, unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the Note Purchase Agreement. Interest on the Series A Notes will be due semiannually in April and October of each year, beginning in April 2025. In addition, the Company is obligated to offer to repay the Series A Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, the Company may redeem the Series A Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if the Series A 2027 Notes are redeemed on or before August 31, 2027, the Series A 2028 Notes are redeemed on or before August 31, 2028 or the Series A 2029 Notes are redeemed on or before August 1, 2029, a make-whole premium.

The Series A Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Series A Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

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

10.2

Open Market Sale Agreement, dated August 23, 2024, by and between Trinity Capital Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 23, 2024).

10.3

Open Market Sale Agreement, dated August 23, 2024, by and between Trinity Capital Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 23, 2024).

10.4

Open Market Sale Agreement, dated August 23, 2024, by and between Trinity Capital Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 23, 2024).

10.5*

Joinder Agreement, dated September 19, 2024, by and between TrinCap Funding, LLC, as Borrower, Trinity Capital Inc., as Servicer, KeyBank National Association, as the Administrative Agent, and the Lenders party thereto.

10.6*	Note Purchase Agreement by and between Trinity Capital Inc. and the purchasers party thereto, dated October 29, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: October 30, 2024	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer (Principal Executive Officer)

Dated: October 30, 2024	By:	/s/ Michael Testa
Michael Testa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)