Form 10-K
period 2024-12-31
Trinity Capital Inc.
filed 2025-02-26
CIK 1786108

-vpstow20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

The aggregate market value of the registrant’s common stock ($0.001 par value per share) held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter was approximately $683,412,981, based on the closing sale price on the Nasdaq Global Select Market on that date of $14.14 per share.

As of February 24, 2025, the registrant had 62,831,103 shares of common stock ($0.001 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

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
•
risks related to investments in growth-oriented companies, other venture capital-backed companies and generally U.S. companies;
•
the ability of our portfolio companies to achieve their objectives;
•
the use of leverage;
•
risks related to the uncertainty of the value of our portfolio investments;
•
changes in political, economic or industry conditions, including as a result of supply chain disruptions, the interest rate and inflation rate environments or conditions affecting the financial and capital markets;
•
uncertainty surrounding domestic and/or global financial and/or political stability;
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
•
our ability to make distributions; and
•
our ability to maintain our status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On January 16, 2020, through a series of transactions, we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P., Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P. and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) and all of their respective assets, including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC, a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. We used a portion of the proceeds from the Private Offerings to complete these transactions.

On February 2, 2021, we completed our initial public offering (“IPO”) of 8,006,291 shares of our common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Our common stock began trading on the Nasdaq Global Select Market on January 29, 2021 under the symbol “TRIN.” Proceeds from this offering were primarily used to pay down a portion of our existing indebtedness outstanding.

TrinCap Funding, LLC (“TCF”), a Delaware limited liability company, was formed on August 5, 2021 as a wholly owned subsidiary of the Company to serve as a bankruptcy-remote entity for purposes of securing lending in conjunction with a credit agreement, as amended, with KeyBank, National Association (“KeyBank”) (such credit facility, as amended, the “KeyBank Credit Facility”). TCF is included as a consolidated subsidiary of the Company in our consolidated financial statements.

On December 5, 2022, we entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC, a Delaware limited liability company (the “JV”). The JV invests in secured loans and equipment financings to growth-stage companies that have been originated by us.

On March 16, 2023, we formed an unconsolidated wholly owned subsidiary, Trinity Capital Adviser LLC, a Delaware limited liability company (“Adviser Sub”). We were granted exemptive relief by the SEC that permits us to organize, acquire, wholly own and operate the Adviser Sub as an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Adviser Act”). The Adviser Sub may provide investment advisory and related services to one or more investment vehicles (the “Adviser Funds”) with ownership by one or more unrelated third-party investors and receive fee income for such services.

On June 28, 2024, we and a specialty credit manager each funded a portion of our respective capital commitments to commence operations of a credit fund, EPT 16 LLC, a Delaware limited liability company (“EPT 16”). EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by us.

Overview

We are a specialty lending company that provides debt, including loans, equipment financings and asset-based lending, to growth-oriented companies, including institutional investor-backed companies. Our investment objective is to generate current income and, to a lesser extent, capital appreciation through our investments across five distinct vertical markets. We seek to achieve our investment objective by making investments consisting of term loans, equipment financings and asset-based lending and, to a lesser extent, working capital loans, equity and equity-related investments. Our equipment financings involve loans for general or specific use, including acquiring equipment, that are secured by the equipment or other assets of the portfolio company. In addition, we may obtain warrants or contingent exit fees at funding from many of our portfolio companies, providing an additional potential source of investment returns. The warrants entitle us to purchase preferred or common ownership shares of a portfolio company, and we typically target the amount of such warrants to scale in proportion to the amount of the debt or equipment financing. Contingent exit fees are cash fees payable upon the consummation of certain trigger events, such as a successful change of control or initial public offering of the portfolio company. In addition, we may obtain rights to purchase additional shares of our portfolio companies in subsequent equity financing rounds.

We target investments in growth-oriented companies with institutional investor support, experienced management teams, promising products and offerings, and large expanding markets. We define “growth-oriented companies” as companies that have significant ownership and active participation by sponsors and expected annual revenues of up to $100 million. These companies typically are private companies that have begun to have success selling their products to the market and need additional capital to expand their operations and sales. Despite often achieving growing revenues, these types of companies typically have limited financing options to fund their growth. Equity, being dilutive in nature, is generally the most expensive form of capital available, while traditional bank financing is rarely available, given the lifecycle stage of these companies. Financing from us bridges this financing gap, providing companies with growth capital, which may result in improved profitability, less dilution for all equity investors, and increased enterprise value. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

Our loans generally may have initial interest-only periods of up to 24 months, and our equipment financings generally begin amortizing immediately. Our loans and equipment financings generally have a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission-critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth-oriented companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments will mitigate risk and significantly reduce the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

Our loans and equipment financings generally range from $5 million to $50 million, and we generally limit each loan or equipment financing to approximately five percent or less of our total assets. We believe investments of this scale are generally sufficient to support near-term growth needs of most growth-oriented companies.

The following illustrates the lifecycle stage at which we seek to invest in our portfolio companies, although we may, at our discretion, invest in other lifecycle stages.

Human Capital Resources and Management Team

We are an internally managed BDC employing 88 dedicated professionals as of December 31, 2024, including 58 investment, origination and portfolio management professionals, all of whom have experience working on investment and financing transactions for growth- and early-stage companies. All of our employees are located in the United States.

Our management team has prior management experience, including with early-stage tech startups, and employs a highly systematized investment approach. Our senior management team, led by Kyle Brown, comprises the majority of the senior management team that managed the Legacy Funds and sourced the Legacy Portfolio, and we believe is well positioned to take advantage of potential investment opportunities available in the marketplace.

•
Kyle Brown, our Chief Executive Officer, President and Chief Investment Officer, has been with Trinity since 2015 and is responsible for managing Trinity’s investment activities. He has historically managed relationships with potential investment partners, including venture capital firms and technology bank lenders, allowing us to nearly triple the number of investment opportunities reviewed by our senior management after Mr. Brown joined the senior management of Trinity.
•
Steven L. Brown, our founder, is our Executive Chairman and has over 25 years of experience in venture equity and venture debt investing and working with growth-stage companies.
•
Gerald Harder, our Chief Operating Officer, has been with Trinity since 2016, and we believe his prior 30 years of engineering and operations experience adds significant value in guiding the Company’s operations team and steward strategy.
•
Ron Kundich, our Chief Credit Officer, is responsible for overseeing the Company’s lending, underwriting and credit processes.
•
Michael Testa, our Chief Financial Officer and Treasurer, has over 20 years of finance and accounting experience, having worked both at a credit-focused asset manager and a large global accounting firm.

All investment decisions are made by our investment committee (the “Investment Committee”), whose members consist of Steven L. Brown, Gerald Harder, Kyle Brown, Ron Kundich and a vertical market leader (on a rotating basis throughout the year). We consider these individuals to be our portfolio managers. The Investment Committee approves proposed investments by majority consent in accordance with investment guidelines and procedures established by the Investment Committee.

Our employees drive the success of our business and investment strategy, including achieving our investment objective. We offer competitive compensation, benefits and training programs to develop our employees’ skills and expertise. We are committed to providing a safe, harassment-free work environment guided by principles of fair and equal treatment and focused on employee engagement.

Potential Competitive Advantages

We believe that we are one of only a select group of specialty lenders that has our depth of knowledge, experience, and track record in lending to growth-oriented companies. Further, we are one of an even smaller subset of specialty lenders that offers both loans and equipment financings. Our other potential competitive advantages include:

• In-house engineering and operations expertise to evaluate growth-oriented companies’ business products and plans.

We have a history of employing technology experts, including those with engineering and operations expertise, who have developed proven technology and hold patents in their names, as well as executives and other employees who have experience with the products and business plans of growth-oriented companies. The expertise, knowledge and experience of these individuals allows them to understand and evaluate the business plans, products and financing needs of growth-oriented companies, including the risks related thereto.

• Direct origination networks that benefit from relationships with venture banks, institutional equity investors and entrepreneurs built during the term of operations of the Legacy Funds, which began in 2008.

We seek to be the first contact for venture bankers who focus on growth-oriented companies and who have a portfolio company that would benefit from term debt or equipment financings. We have established relationships with the major technology banks over the last 10 years in every major market across the United States and have established standard intercreditor and subordination agreements, which we believe make working with technology banks seamless in most regions across the United States. These banks often will provide revolving credit facilities to growth-oriented companies and we seek to provide term debt and/or equipment financings to their portfolio companies.

We also focus on sourcing deals from the partners of growth-oriented institutional investors, including growth-oriented venture capital firms and private equity firms. We focus on building relationships with investors who have raised recent funds and have the ability to provide ongoing support to their portfolio companies.

We receive referrals directly to the executive officers of growth-oriented companies from these various stakeholders. Most of these stakeholders have board seats on the portfolio companies referred to us, are intimately involved in the business of such portfolio companies and generally serve as our advocates when term sheets are negotiated. We also receive introductions to companies for potential investment opportunities from executive officers with whom we have had business relationships at former portfolio companies.

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

Market Opportunity

We believe that an attractive market opportunity exists for providing debt and equipment financings to growth-oriented companies for the following reasons:

•
growth-oriented companies have generally been underserved by traditional lending sources.
•
Unfulfilled demand exists for loans and equipment financings to growth-oriented companies due to the complexity of evaluating risk in these investments.
•
Debt investments with warrants are less dilutive than traditional equity financing and complement equity financing from venture capital and private equity funds.
•
Equity funding of growth-oriented companies, including venture capital backed companies, has increased steadily over the last ten years, resulting in new lending and equipment financing opportunities.

•
The annual venture debt market in the U.S. surpassed $30 billion for the fourth consecutive year in 2024. We believe that the equipment financing market is even more fragmented, with the majority of equipment financing providers unable to fund investments for more than $10 million. We believe there are significant growth opportunities for us to expand our market share in the venture debt market and become a one-stop shop for loans and equipment financings for growth-oriented companies.

Growth-Oriented Companies are Underserved by Traditional Lenders.

We believe many viable growth-oriented companies have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies, because traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with these companies effectively.

The cash flow characteristics of many growth-oriented companies include significant research and development expenditures and high projected revenue growth, thus often making such companies difficult to evaluate from a credit perspective. In addition, the balance sheets of many of these companies often include a disproportionately large amount of intellectual property assets, which can be difficult to value. Finally, the speed of innovation in technology and rapid shifts in consumer demand and market share add to the difficulty in evaluating these companies.

Due to the difficulties described above, we believe traditional lenders generally refrain from lending and/or providing equipment financing to growth-oriented companies, instead preferring the risk-reward profile of traditional fixed asset-based lending. We believe traditional lenders generally do not have flexible product offerings that meet the needs of growth-oriented companies. The financing products offered by traditional lenders typically impose restrictive covenants and conditions on borrowers, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.

Unfulfilled Demand for Loans and Equipment Financings to Growth-Oriented Companies.

Private capital in the form of loans and equipment financings from specialty finance companies continues to be an important source of funding for growth-oriented companies. We believe that the level of demand for loans and equipment financings is a function of the level of annual venture equity investment activity and can be as much as 20% to 30% of such investment activity. We believe this market is largely served by a handful of venture banks, with whom our products generally do not compete, and a relative few term lenders and lessors.

We believe that demand for loans and equipment financings to growth-oriented companies is currently underserved, given the high level of activity in venture capital equity market for the growth-oriented companies in which we invest. We believe certain venture lending companies have begun to focus on larger investment opportunities, potentially creating additional opportunities for us in the near term. Our senior management team has seen a significant increase in the number of potential investment opportunities over the last ten years.

Debt Investments with Warrants Complement Equity Financing from Venture Capital and Private Equity Funds.

We believe that growth-oriented companies and their financial sponsors will continue to view debt, including loans and equipment financings, as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our debt investments, including loans and equipment financings, will provide access to growth capital that otherwise may only be available through incremental equity investments by new or existing equity investors. As such, we intend to provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe many growth-oriented companies target a portion of their capital to be debt and equipment financing in an attempt to minimize ownership dilution to existing investors and company founders. In addition, because growth-oriented companies generally reach a more mature stage prior to reaching a liquidity event, we believe our investments could provide the capital needed to grow or recapitalize during the extended growth period sometimes required prior to liquidity events.

Investment Philosophy, Strategy and Process

Overview

We lend money in the form of term loans and equipment financings and, to a lesser extent, working capital loans to growth-oriented companies. Investors may receive returns from three sources — the loan’s interest payments or equipment financing payments and the associated contractual fees; the final principal payment; and, contingent upon a successful change of control or IPO, proceeds from the equity positions or contingent exit fees obtained at loan or equipment financing origination.

We primarily seek to invest in loans and equipment financings to growth-oriented companies that have generally completed product development and are in need of capital to fund revenue growth. We believe a lack of profitability often limits these companies’ ability to access traditional bank financing and our in-house engineering and operations experience allows us to better understand this risk and earn what we believe to be higher overall returns and better risk-adjusted returns than those associated with traditional bank loans. Leveraging the experience of our investment professionals, we seek to target companies at their growth-oriented of development and seek to identify financing opportunities ignored by the traditional direct lending community.

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

Characteristics of Target Portfolio Companies

We seek to invest in a cross-section of growth-oriented companies. In addition to the criteria discussed in this annual report on Form 10-K, we may consider other factors such as portfolio company size, industry, historical revenue growth, management’s revenue growth projections, relevant operating margins, competition, management capabilities and geographic concentration. We will evaluate prospective portfolio companies quantitatively and qualitatively, and determine investments based on the key factors, including the following items:

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

Investment Process

Investment Originations; New Deals Referred

We have a multi-channel sourcing strategy focused primarily on growth-oriented venture capital firms, private equity firms, technology banks and, to a lesser extent, brokers who focus on our business. We have established relationships with the major technology banks and have established standard intercreditor and subordination agreements, which make working with technology banks seamless in most regions across United States.

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

As of December 31, 2024, the Company’s debt investment portfolio had a weighted average risk rating score of 2.9.

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

SEC Exemptive Application and Relief

On May 27, 2021, we received exemptive relief from the SEC that allows us to issue (i) restricted stock and stock options to our employee directors, executive officers and other employees under the 2019 Trinity Capital Inc. Long-Term Incentive Plan and (ii) restricted stock to our non-employee directors under the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, subject to the terms and conditions of such exemptive relief and such equity incentive plans. These equity incentive plans were initially approved by our Board on October 17, 2019, and by our stockholders on June 17, 2021 at our 2021 Annual Meeting of Stockholders, and our Board approved amendments to increase the shares available for issuance under each plan on April 23, 2024, and our stockholders approved such amendments on June 12, 2024 at our 2024 Annual Meeting of Stockholders. See “Note 8. Equity Incentive Plans” to our consolidated financial statements included with this annual report on Form 10-K for additional information.

On December 14, 2022, we received exemptive relief from the SEC that allows us to organize, acquire, wholly own and operate the Adviser Sub, as an investment adviser registered under the Investment Advisers Act of 1940, as amended, pursuant to which the Adviser Sub will provide investment management and other services to one or more privately-offered pooled investment vehicles, registered management investment companies, BDCs and/or investment accounts, and receive advisory fees for such services.

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

Corporate Information

Our principal executive offices are located at 1 N 1st Street, Suite 302, Phoenix, AZ 85004. We maintain a website on the Internet at www.trinitycapital.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider that information to be part of this annual report on Form 10-K.

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
•
We are exposed to risks associated with changes in interest rates and inflation rates.
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
•
Our investment strategy focuses on growth-oriented companies which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, below investment grade ratings, which could cause you to lose all or part of your investment in us.
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
•
Our 4.375% Notes due 2026 (the “August 2026 Notes”), our 4.25% Notes due 2026 (the “December 2026 Notes”), our 7.875% Notes due March 2029 (the “March 2029 Notes”), our 7.875% Notes due September 2029 (the “September 2029 Notes”), and our 7.54% Series A Senior Notes, Tranche A, due October 29, 2027 (the “Series A 2027 Notes”), 7.60% Series A Senior Notes, Tranche B, due October 29, 2028 (the “Series A 2028 Notes”) and our 7.66% Series A Senior Notes, Tranche C, due October 29, 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”) are each unsecured and therefore effectively subordinated to any secured indebtedness we currently have outstanding or may incur in the future and rank pari passu, or equal in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by us and our general liabilities.

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

We issued the August 2026 Notes, the December 2026 Notes, the March 2029 Notes, the September 2029 Notes (collectively, the “Notes”) and the Series A Notes and entered into the KeyBank Credit Facility through our wholly owned subsidiary, TCF, and may issue other debt securities or preferred stock and/or borrow money from other banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (if certain requirements are met) of total assets less all liabilities and indebtedness not represented by senior securities immediately after each issuance of senior securities. We have satisfied the requirements to increase our asset coverage ratio to 150%, including stockholder and Board approval. Under a 150% asset coverage ratio, we could potentially borrow $2 for investment purposes of every $1 of investor equity.

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

As part of our business strategy, we issued the Notes, the Series A Notes and entered into the KeyBank Credit Facility through our wholly owned subsidiary, TCF, and we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our stockholders. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock distributions, scheduled debt payments or other payments related to our securities. Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Leverage is generally considered a speculative investment technique.

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

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	(29.8)%	(19.0)%	(8.2)%	2.6%	13.3%

(1) Assumes (i) $1,774.2 million in total assets, (ii) $888.0 million in outstanding principal indebtedness, (iii) $823.0 million in net assets as of December 31, 2024 and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.6% as of December 31, 2024.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

Indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under outstanding indebtedness.

Currently, we have secured indebtedness outstanding under the KeyBank Credit Facility and unsecured indebtedness outstanding related to the Notes and the Series A Notes, and may incur additional indebtedness in the future. The use of debt could have significant consequences on our future operations, including:

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the KeyBank Credit Facility, the Notes, the Series A Notes and/or any other outstanding indebtedness we may incur in the future.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our financing arrangements or otherwise in an amount sufficient to enable us to pay our indebtedness, including under the KeyBank Credit Facility, the Notes, the Series A Notes and/or any other outstanding indebtedness we may incur in the future, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including under the KeyBank Credit Facility, the Notes, the Series A Notes and/or any other outstanding indebtedness we may incur in the future, on or before the scheduled maturity. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements, including our payment obligations under the KeyBank Credit Facility, the Notes and/or the Series A Notes.

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

Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation pricing, the U.S. Federal Reserve made three consecutive benchmark interest rate cuts during the third and fourth quarters of 2024. There can be no assurances that the U.S. Federal Reserve will further reduce benchmark interest rates and will not increase such rates again. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments, including relative to interest rates on current investments, and investments with floating rates could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

There is no assurance that any share repurchase programs we implement will result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On November 7, 2024, the Board authorized a 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on November 7, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices from time to time, provided that we comply with applicable policies and laws, including certain price, market, volume, and timing constraints specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

There can be no assurance that any future share repurchases will occur, or, if they occur, that they will enhance stockholder value. In addition, any future share repurchases could have a material adverse effect on our business for the following reasons:

•
Repurchases will diminish our cash reserves, which could impact our ability to finance future growth.
•
We may incur debt in connection with our business in the event that we use other cash resources to repurchase shares, which may affect the financial performance of our business during future periods or our liquidity and the availability of capital for other needs of the business.
•
Repurchases could affect the trading price of our common stock or increase its volatility and may reduce the market liquidity for our stock.
•
Repurchases may not be made at the best possible price and the market price of our common stock may decline below the levels at which we repurchased shares of common stock.

•
Any suspension, modification or discontinuance of any future share repurchase plan could result in a decrease in the trading price of our common stock.
•
Repurchases may make it more difficult for us to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render our taxable income subject to corporate-level U.S. federal income taxes.

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

Risks Related to Our Investment Management Activities

Our executive officers and employees, through the Adviser Sub, may manage other investment funds that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.

Our executive officers and employees, through the Adviser Sub, a Delaware limited liability, may manage other investment funds or assets for other clients that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to, or pecuniary interests in, such other entities, and the fulfillment of such obligations may not be in the best interests of us or our stockholders and may create conflicts of interest.

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

We may make investments in one or more Adviser Funds in the form of loans, which may create conflicts of interest. For example, prior to the receipt by the Adviser Funds of capital contributions from investors for which a capital call notice has or will be given, we may provide loan financing to such Adviser Funds to fund such amounts on a temporary basis in order to permit the Adviser Funds to invest in a target portfolio company within the applicable time constraints prior to the receipt by the Adviser Funds of a capital call in respect of such investment. In addition, we may provide loan financing to the Adviser Funds to cover start-up and initial operating costs prior to the receipt by the Adviser Funds of a capital call in respect of such expenses. The provision of debt financing to the Adviser Funds may cause conflicts of interest, including in situations where our interest as a lender to the Adviser Funds conflicts with the interest of holders of third-party equity interests.

Through the Adviser Sub, we expect to derive revenues from managing third-party funds pursuant to investment management agreements that may be terminated, which could negatively impact our operating results.

We expect to derive our revenues related to the Adviser Sub primarily from dividend income, which we expect the Adviser Sub to pay from net profits generated from advisory fees charged to the funds advised by the Adviser Sub. Such funds may be established with different fee structures, including management fees payable at varying rates and carried interest or performance fees that are payable at varying hurdle rates. Investment advisory, carried interest, and performance fee revenues can be adversely affected by several factors, including market factors, third-party investor preferences, and our Adviser Sub’s performance and track record. A reduction in revenues of our Adviser Sub, without a commensurate reduction in expenses, could adversely affect our Adviser Sub’s business as well as our revenues and results of operations derived from the Adviser Sub. The terms of fund investment management agreements generally give the manager of the fund and the fund itself the right to terminate the investment management agreement in certain circumstances. With respect to funds that are not exempt from registration under the 1940 Act, the fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by the vote of a majority of such fund’s stockholders and (b) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. The funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Termination of any such investment management agreements would reduce the fees we earn from the relevant funds or other clients through the Adviser Sub, which could have a material adverse effect on our results of operations

Risks Related to Our Investments

Our investment strategy focuses on growth-oriented companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, below investment grade ratings, which could cause you to lose all or part of your investment in us.

We invest primarily in growth-oriented companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of growth-oriented companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. Our target growth-oriented companies are geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many growth-oriented companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, growth-oriented companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.

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

These companies, their industries, their products and customer demand and the outlook and competitive landscape for their industries are all subject to change, which could adversely impact their ability to execute their business plans and generate cash flow or raise additional capital that would serve as the basis for repayment of our loans. Therefore, our growth-oriented companies may face considerably more risk of loss than do companies at other stages of development.

The equipment financing industry is highly competitive and competitive forces could adversely affect the financing rates and resale prices that we may realize on our equipment financing investment portfolio and the prices that we have to pay to acquire our investments.

As part of our investment strategy, we engage in equipment financing, through which we finance equipment to growth-oriented companies. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the type of financing, the lease or loan term and the type of equipment. In seeking equipment financing transactions, we will compete with financial institutions, manufacturers and public and private leasing companies, many of which may have greater financial resources than us.

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

For example, as of December 31, 2024, our largest industry concentrations of our total investments at fair value were in the Finance and Insurance industry, which represented 18.7%; and Medical Devices industry, which represented approximately 10.0%. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

Our investments in the finance and insurance industry may be subject to certain risks, including risks related to complex federal and state laws governing such industry and the risk that regulatory authorities in the jurisdictions in which these products are offered will seek to regulate or restrict these products.

Our investments in the medical device industry may be subject to certain risks, including the risk that new legislation could have a material effect on the business and operations of some of our portfolio companies by increasing their compliance and other costs of doing business, requiring significant systems enhancements, or rendering their products or services less profitable or obsolete. In particular, the Food and Drug Administration (“FDA”), has established regulations, guidelines and policies to govern the development and approval of pharmaceuticals and medical devices, as have foreign regulatory authorities. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of our portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials. Also, may have adverse effects on certain healthcare sub-sectors due to changes in payer-mix, patient volumes, as well as other changes to the current law.

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

We invest through joint ventures.

We hold a portion of our investments through the JV and may, from time to time, hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

We are subject to risks associated with investing alongside other third parties.

We have invested in the JV and other entities and may in the future invest alongside third parties through additional joint ventures, partnerships or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.

More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in rules governing U.S. generally accepted accounting principles (“GAAP”) or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.

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

To the extent original issue discount (“OID”) and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

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

The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies. We expect that these investments would focus on the same investments that we make in U.S. growth-oriented companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.

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

We cannot assure you that a market for our common stock will continue, which would adversely affect the liquidity and price of our common stock.

Our common stock began trading on the Nasdaq Global Select Market under the symbol “TRIN” on January 29, 2021. We cannot assure you that an active trading market can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. We may from time to time seek such approval so that we have the flexibility to issue up to 25% of our then outstanding shares of common stock at a price below the current net asset value per share. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount).

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

Risks Related to the Notes and the Series A Notes

The Notes and the Series A Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes and the Series A Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes and the Series A Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred, including under the KeyBank Credit Facility, and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes and the Series A Notes. Secured indebtedness, including the indebtedness under the KeyBank Credit Facility, is effectively senior to the Notes and the Series A Notes to the extent of the value of the assets securing such indebtedness.

The Notes and the Series A Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes and the Series A Notes are obligations exclusively of Trinity Capital Inc. and not of any of our existing subsidiaries. None of our existing subsidiaries are a guarantor of the Notes and the Series A Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Although the Series A Notes are not currently guaranteed by any of our subsidiaries, the Series A Notes may be guaranteed by certain subsidiaries that we acquire or create in the future, pursuant to the term of the Note Purchase Agreement, dated October 1, 2024 (the “Note Purchase Agreement”). Any assets of any of our existing subsidiaries will not be directly available to satisfy the claims of our creditors, including the holders of the Notes and the Series A Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries and therefore the claims of our creditors, including holders of the Notes and the Series A Notes with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes and the Series A Notes are structurally subordinated, or junior, to the KeyBank Credit Facility and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish.

The respective indentures under which the Notes were issued contain limited protection for holders of such notes.

The respective indentures under which the Notes were issued offer limited protection to holders of such notes. The respective terms of such indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the Notes. In particular, the terms of such indentures and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari passu, or equal in right of payment, to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the Notes and (4) securities, indebtedness or other obligations incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of those subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which each of such notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase. Under this covenant, we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code. Furthermore, this covenant will permit us to continue paying dividends or distributions and the restrictions will not apply unless and until such time as our asset coverage (as defined in the 1940 Act, except to the extent modified by this covenant) has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions for more than six consecutive months. For the purposes of determining “asset coverage” as used above, any and all indebtedness of the Company, including any outstanding borrowings under the KeyBank Credit Facility and any successor or additional credit facility, will be deemed a senior security of us;

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

In addition, under the indenture governing the March 2029 Notes and September 2029 Notes, we are not required to offer to purchase the March 2029 Notes or September 2029 Notes in connection with a change of control or any other event. See “We may not be able to repurchase either of the August 2026 Notes or the December 2026 Notes upon a Change of Control Repurchase Event.”

Furthermore, the Notes and the terms of their respective indentures do not protect holders of such notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for the holders of such Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes to the extent such a trading market develops for such Notes.

Certain of our current debt instruments include more protections for their holders than the Notes, including under the respective indentures of such notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the Notes, including under the respective indentures of such notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes to the extent such a market develops for such notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes and/or the Series A Notes.

Any default under the agreements governing our indebtedness or under other indebtedness to which we may be a party, that is not waived by the required lenders or holders and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and/or the Series A Notes and substantially decrease the market value of any such notes.

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

If we are unable to repay debt, lenders having secured obligations, including under the KeyBank Credit Facility, could proceed against the collateral securing the debt. Because the KeyBank Credit Facility and the Note Purchase Agreement each have, and any future debt will likely have, customary cross-default and cross-acceleration provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

The optional redemption provision under the respective indentures of the Notes and the Note Purchase Agreement of the Series A Notes may materially adversely affect a holder’s return on such notes.

The Notes and the Series A Notes are redeemable at our option in accordance with the provisions of the respective indentures or Note Purchase Agreement, as applicable. We may choose to redeem the Notes or the Series A Notes at times when prevailing interest rates are lower than the interest rate paid on such notes. In this circumstance, the holders thereof may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of such notes being redeemed. Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

We may not be able to repurchase either of the August 2026 Notes, the December 2026 Notes or the Series A Notes upon a Change of Control Repurchase Event.

Upon the occurrence of a Change of Control Repurchase Event (as defined in the respective indenture that governs the August 2026 Notes and the December 2026 Notes or the Note Purchase Agreement that governs the Series A Notes), subject to certain conditions, we will be required to offer to repurchase all outstanding August 2026 Notes, December 2026 Notes or Series A Notes, as applicable, at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for such purchase of such notes, as applicable, will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of such notes tendered, as applicable. Before making any such repurchase of such notes, as applicable, we would also have to comply with certain requirements under the KeyBank Credit Facility and/or any future credit facility, as applicable, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under the KeyBank Credit Facility and/or any future credit facility, as applicable. Our future debt instruments also may contain similar restrictions and provisions. If the holders of the August 2026 Notes, December 2026 Notes and/or the Series A Notes, as applicable, exercise their right to require us to repurchase all of such notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the August 2026 Notes, the December 2026 Notes, the Series A Notes and/or our other debt, as applicable.

There is no active public trading market for the August 2026 Notes, the December 2026 Notes or the Series A Notes; as a result, a holder may not be able to resell any of such notes.

There currently is no active public trading market for the August 2026 Notes, the December 2026 Notes and the Series A Notes. We do not currently intend to apply for listing of any such notes on any securities exchange or for quotation of any such notes on any automated dealer quotation system. If no active trading market develops, a holder may not be able to resell any at their fair market value or at all. If any of such notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a market is made for any of such notes, any such market-making may be discontinued at any time. In addition, any market-making activity, if any, will be subject to limits imposed by law. Accordingly, we can provide no assurance that a liquid trading market, if any, will develop for such notes, that a holder will be able to sell any of such notes at a particular time, or that the price a holder may receive when it sells any of such notes will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for such notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in such notes for an indefinite period of time.

The March 2029 Notes and September 2029 Notes are listed on the Nasdaq Global Select Market under the symbols “TRINZ” and “TRINI,” respectively. We cannot provide any assurances that an active trading market will be maintained for the March 2029 Notes or September 2029 Notes, that a holder will be able to sell its March 2029 Notes or September 2029 Notes, or that the price a holder may receive when it sells its March 2029 Notes or September 2029 Notes will be favorable. The March 2029 Notes and/or September 2029 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of the public offering of the March 2029 Notes and September 2029 Notes have advised us that they intend to make a market in the March 2029 Notes and September 2029 Notes, but they are not obligated to do so. Such underwriters may discontinue any market-making in the March 2029 Notes or September 2029 Notes at any time at their sole discretion.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us, the Notes and/or the Series A Notes, if any, or changes in the debt markets, could cause the liquidity and/or market value of the Notes and/or the Series A Notes to decline significantly.

Any credit ratings assigned to us, the Notes and/or the Series A Notes are an assessment by rating agencies of our ability to pay our obligations when due. Consequently, real or anticipated changes to any such credit ratings will generally affect the liquidity and/or market value of the Notes and/or the Series A Notes. These credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed herein that could impact the liquidity and/or market value of the Notes and/or the Series A Notes.

If an investment grade rating is not maintained with respect to the Series A Notes, pursuant to the terms in the Note Purchase Agreement, additional interest of 1.00% per annum will accrue on the Series A Notes until such time that the conditions described in the Note Purchase Agreement are no longer continuing. An explanation of the significance of a credit rating may be obtained from the rating agency.

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

From time-to-time, capital markets may experience periods of disruption and instability, including as experienced during portions of the last four fiscal years. Since 2020, the U.S. capital markets have experienced extreme volatility and disruption, as evidenced by the volatility in global stock markets as a result of, among other things, supply chain disruptions, interest rate and inflation rate environments, and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these types of events contribute to unpredictable general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of market disruption and instability, it is difficult to predict the full impact of these conditions on our business. The extent of any such impact will depend on future developments, which are highly uncertain.

During any such periods of market disruptions and instabilities, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that apply to us as a BDC, we are generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. From time to time, we may seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital, and our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage (as defined in the 1940 Act) must equal at least 150% immediately after each time we incur indebtedness. The reappearance of market disruptions and/or illiquidity for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events. Several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In addition, the fiscal policy of large foreign nations, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the global stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide may use stimulus measures to reduce volatility in the financial markets, volatility may return as such measures phase out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC pursuant to the Exchange Act, or the date we are no longer an emerging growth company under the JOBS Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process related to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There have been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. Recent technological advances in AI pose risks to the Company and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While we do not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us and our portfolio companies to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us and our portfolio companies. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by us and our portfolio companies. Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments. AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

As part of our overall risk management processes and procedures, we have instituted a cybersecurity program designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity program, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On February 24, 2025, the last reported closing sales price of our common stock on Nasdaq was $15.93 per share, which represented a premium of approximately 19.3% to our net asset value per share of $13.35 as of December 31, 2024. As of February 24, 2025, we had approximately 49 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2025
First Quarter (through February 24, 2025)	*	$16.21	$14.26	*	*	*
Year Ending December 31, 2024
Fourth Quarter	$13.35	$14.87	$13.11	11.4%	(1.8)%	$0.51
Third Quarter	$13.13	$14.74	$13.57	12.3%	3.4%	$0.51
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51
Year Ending December 31, 2023
Fourth Quarter	$13.19	$15.40	$13.33	16.7%	1.0%	$0.50
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(4)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(4)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47

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

Issuer Purchases of Equity Securities

On November 14, 2022, the Board authorized a stock repurchase plan permitting the Company to repurchase up to $25.0 million of the Company’s common stock (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company did not repurchase common stock during the year ended December 31, 2024 and repurchased $1.0 million of common stock during the year ended December 31, 2023. The 2022 Repurchase Program was not renewed by the Board of Directors, and expired on November 11, 2023.

On November 7, 2024, the Board authorized a stock repurchase plan permitting the Company to repurchase up to $30.0 million of the Company’s common stock (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, the Company did not repurchase common stock during the years ended December 31, 2024 and 2023. The 2024 Share Repurchase Program is expected to be in effect until November 7, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended.

Information relating to repurchases of our common stock during the year ended December 31, 2024 is as follows:

		Total Number of	Approximate Dollar
		Shares Purchased as	Value of Shares that
		Part of Publicly	May Yet Be Purchased
	Average Price	Announced Plans or	Under the Stock
Period	Paid per Share	Programs	Repurchase Program
January 1 through March 31, 2024	$—	$—	$—
April 1 through June 30, 2024	—	—	—
July 1 through September 30, 2024	—	—	—
October 1 through December 31, 2024	—	—	30,000,000
Total	$—	$—	$30,000,000

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

We maintain an “opt-out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2024, 2023, and 2022, we issued 90,245, 165,962 and 187,923 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we issued 90,245 shares of common stock for a total of approximately $1.3 million under the DRIP. During the year ended December 31, 2023, we issued 165,962 shares of common stock for a total of approximately $2.2 million under the DRIP.

On January 15, 2025, we issued 20,349 shares of our common stock pursuant to our distribution reinvestment plan, which related to the dividend declared on December 12, 2024. These issuances were not subject to the registration requirements of the Securities Act.

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

Overview

We are a specialty lending company providing debt, including loans, equipment financings and asset-based lending, to growth-oriented companies, including institutional investor-backed companies. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through our investments across five distinct vertical markets. We seek to achieve our investment objective by making investments consisting primarily of term loans, equipment financings and asset-based lending and, to a lesser extent, working capital loans, equity and equity-related investments. In addition, we may obtain warrants or contingent exit fees at funding from many of our portfolio companies, providing an additional potential source of investment returns. We generally are required to invest at least 70% of our total assets in qualifying assets in accordance with the 1940 Act but may invest up to 30% of our total assets in non-qualifying assets, as permitted by the 1940 Act.

We target investments in growth-oriented companies, which are typically private companies, including institutional investor-based companies. We define “growth-oriented companies” as companies that have significant ownership and active participation by sponsors, such as institutional investors or private equity firms, and expected annual revenues of up to $100 million. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

Our loans generally may have initial interest-only periods of up to 24 months, and our equipment financings generally begin amortizing immediately. Our loans and equipment financings generally have a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission-critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth-oriented companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments will mitigate risk and significantly reduce the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

Our History

Trinity Capital Inc. was incorporated under the general corporation laws of the State of Maryland on August 12, 2019 and commenced operations on January 16, 2020. Prior to January 16, 2020, we had no operations, except for matters relating to our formation and organization as a BDC.

On January 16, 2020, through a series of transactions, we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P., Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P., and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) and all of their respective assets, including their respective investment portfolios (the “Legacy Portfolio”), as well as Trinity Capital Holdings, LLC, a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions, we used a portion of the proceeds from our private equity offering and private debt offering that occurred on January 16, 2020 (the “Private Offerings”).

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

On December 5, 2022, we entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC, a Delaware limited liability company (the “JV”). The JV invests in secured loans and equipment financings to growth-oriented companies that have been originated by us.

On March 16, 2023, we formed an unconsolidated wholly owned subsidiary, Trinity Capital Adviser LLC, a Delaware limited liability company (“Adviser Sub”). We were granted exemptive relief by the SEC that permits us to organize, acquire, wholly own and operate the Adviser Sub as an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Adviser Act”). The Adviser Sub may provide investment advisory and related services to one or more investment vehicles (the “Adviser Funds”) with ownership by one or more unrelated third-party investors and receive fee income for such services.

On June 28, 2024, we and a specialty credit manager funded a portion of their respective capital commitments to commence operations of a credit fund, EPT 16 LLC, a Delaware limited liability company (“EPT 16”). EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by us.

Critical Accounting Estimates and Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. Our critical accounting estimates, including those relating to valuation of investments and income recognition, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” Please refer to “Note 2 — Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our significant accounting policies.

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

Given the nature of lending to venture capital-backed growth-oriented companies, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $1.6 million and $0.6 million in dividend income during the years ended December 31, 2024 and 2023, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $1,725.6 million and was comprised of approximately $1,286.7 million in secured loans, $315.5 million in equipment financings, and $123.4 million in equity and warrants, across 151 portfolio companies. As of December 31, 2023, our investment portfolio had an aggregate fair value of approximately $1,275.2 million and was comprised of approximately $885.3 million in secured loans, $336.8 million in equipment financings, and $53.1 million in equity and warrants, across 120 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	75.1%	74.5%	69.7%	69.5%
Equipment Financings	18.1%	18.3%	25.5%	26.4%
Equity	4.5%	4.2%	2.5%	1.5%
Warrants	2.3%	3.0%	2.3%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of December 31, 2024 and December 31, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2024		December 31, 2023
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	30.7%	31.5%	35.5%	36.5%
Northeast	28.1%	27.6%	29.8%	29.9%
Mountain	10.9%	10.5%	9.0%	8.7%
Southeast	10.5%	10.4%	3.3%	3.3%
South	9.2%	9.5%	12.8%	13.5%
Midwest	5.9%	5.6%	4.9%	4.5%
Multi-Sector Holdings (1)	1.6%	1.9%	0.8%	0.9%
International:
Western Europe	2.4%	2.4%	1.7%	1.8%
Canada	0.7%	0.6%	2.2%	0.9%
Total	100.0%	100.0%	100.0%	100.0%
(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 12 – Related Party Transactions” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Industry classifications have been updated to a preferred presentation. Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	18.1%	18.7%	10.6%	10.5%
Medical Devices	9.7%	10.0%	5.2%	5.5%
Green Technology	8.3%	9.2%	10.5%	11.2%
SaaS	8.2%	8.5%	2.6%	2.7%
Other Healthcare Services	8.1%	8.3%	0.0%	0.0%
Space Technology	8.0%	8.2%	14.1%	14.6%
Real Estate Technology	5.8%	5.4%	7.2%	7.2%
Artificial Intelligence & Automation	4.7%	4.9%	2.6%	2.7%
Healthcare Technology	4.5%	4.2%	6.8%	6.6%
Biotechnology	3.2%	3.4%	4.3%	4.4%
Consumer Products & Services	3.2%	3.2%	6.5%	6.6%
Transportation Technology	3.6%	2.4%	3.4%	3.1%
Marketing, Media, and Entertainment	2.2%	2.2%	3.7%	3.7%
Connectivity	2.1%	2.0%	2.7%	2.7%
Multi-Sector Holdings(1)	1.6%	1.9%	0.8%	0.9%
Education Technology	1.9%	1.7%	1.4%	1.2%
Human Resource Technology	1.9%	1.7%	2.4%	2.4%
Supply Chain Technology	1.7%	1.7%	2.3%	1.9%
Food and Agriculture Technologies	1.8%	1.4%	6.9%	7.0%
Industrials	0.7%	0.6%	1.7%	1.8%
Construction Technology	0.5%	0.2%	1.8%	0.5%
Digital Assets Technology and Services	0.2%	0.2%	2.5%	2.8%
Total	100.0%	100.0%	100.0%	100.0%
(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 12 – Related Party Transactions” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

As of both December 31, 2024 and December 31, 2023, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.2 years and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Annual Report on Form 10-K.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of December 31, 2024 and December 31, 2023, the Company’s ten largest portfolio companies represented approximately 26.7% and 31.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of December 31, 2024 and December 31, 2023, the Company had seven and four portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the year ended December 31, 2024, we invested approximately $969.1 million in 39 new portfolio companies, approximately $244.1 million in 28 existing portfolio companies, and approximately $16.6 million in the Multi-Sector Holdings, excluding deferred fees. During the year ended December 31, 2024, we received an aggregate of $807.9 million in proceeds from repayments and sales of our investments, including proceeds of approximately $313.2 million from early repayments on our debt investments, $45.7 million from warrant and equity exits, $207.3 million from scheduled/amortizing debt payments and $241.7 million from investments sold primarily to Multi-Sector Holdings.

During the year ended December 31, 2023, we invested approximately $414.3 million in 17 new portfolio companies, approximately $216.5 million in 25 existing portfolio companies, and approximately $11.0 million in the Multi-Sector Holdings, excluding deferred fees. During the year ended December 31, 2023, we received an aggregate of $471.9 million in proceeds from repayments and sales of our investments, including proceeds of approximately $326.6 million from early repayments on our debt investments and sales of debt investments.

The following table provides a summary of the changes in the investment portfolio for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Beginning Portfolio, at fair value	$1,275,180	$1,094,386
Purchases, net of deferred fees	1,218,931	632,754
Non-cash conversion	—	21
Principal payments received on investments	(207,328)	(142,113)
Proceeds from early debt repayments	(313,207)	(169,745)
Sales of investments	(287,331)	(160,068)
Accretion of OID, EOT, and PIK payments	39,574	32,953
Net realized gain/(loss)	(9,730)	(28,071)
Net change in unrealized appreciation/(depreciation)	9,481	15,063
Ending Portfolio, at fair value	$1,725,570	$1,275,180

The level of our investment activity can vary substantially from period to period depending on many factors, including the amount of debt, including loans and equipment financings, and equity capital required by growth-oriented companies, the general economic environment and market conditions and the competitive environment for the types of investments we make.

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2024 and December 31, 2023 (dollars in thousands):

		December 31, 2024		December 31, 2023
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$89,716	5.6%	$40,584	3.3%
3.0 - 3.9	Strong Performance	453,584	28.3%	277,867	22.9%
2.0 - 2.9	Performing	972,001	60.7%	805,730	65.9%
1.6 - 1.9	Watch	62,883	3.9%	56,740	4.6%
1.0 - 1.5	Default/Workout	11,062	0.7%	33,452	2.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,589,246	99.2%	1,214,373	99.4%
.	Senior Credit Corp 2022 LLC (1)	12,885	0.8%	7,704	0.6%
Total Debt Investments		$1,602,131	100.0%	$1,222,077	100.0%
(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

At December 2024 and December 31, 2023, our debt investments had a weighted average risk rating score of 2.9 and 2.7, respectively.

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

As of December 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio.

Fiscal Year Ended December 31, 2022

A discussion of our portfolio composition and investment activity for the fiscal year ended December 31, 2022 is available in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 6, 2024 and is available on the SEC’s EDGAR database.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the years ended December 31, 2024 and 2023.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Stated interest income	$178,988	$141,850
Amortization of OID and EOT	27,794	16,665
Acceleration of OID and EOT	9,317	7,725
PIK interest income	9,055	7,998
Prepayment penalty and related fees	3,020	2,118
Dividend income	1,575	602
Other fee income	7,942	4,897
Total investment income	$237,691	$181,855

For the year ended December 31, 2024, total investment income was approximately $237.7 million, which represents an approximate effective yield of 16.1% on the average investments during the year. For the year ended December 31, 2023, total investment income was approximately $181.9 million, which represents an approximate effective yield of 16.1% on the average investments during the year. The increase in investment income for the year ended December 31, 2024 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments.

Net Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses and excise taxes. Our operating expenses totaled approximately $121.8 million and $92.0 million for the years ended December 31, 2024 and 2023, respectively. The increase in our operating expenses for the year ended December 31, 2024 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 7.00% Notes due 2025 (the “2025 Notes”), the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due March 2029 (the “March 2029 Notes”), the 7.875% Notes due September 2029 (the “September 2029 Notes”), the 7.54% Notes due 2027 (the “Series A 2027 Notes”), the 7.60% Notes due 2028 (the “Series A 2028 Notes”), the 7.66% Notes due 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”), and the 6.00% Convertible Notes due 2025 (the “Convertible Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $61.9 million and $44.3 million for the years ended December 31, 2024 and 2023, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.6% and 7.2% for years ended December 31, 2024 and 2023. The increase in interest expense for the year ended December 31, 2024 was primarily due to the issuance of the March 2029 Notes, September 2029 Notes, Series A Notes and to increased borrowings base rate under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $43.5 million and $33.1 million for the years ended December 31, 2024 and 2023, respectively. The increase in employee compensation expenses for the year ended December 31, 2024 relates primarily to the increased variable compensation related to higher headcount and stock-based compensation. As of December 31, 2024 and 2023, the Company had 88 and 68 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees totaled approximately $5.3 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease in professional fees expenses for the year ended December 31, 2024, resulted primarily from decreased third-party valuation fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $8.9 million and $6.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in general and administrative expenses for the year ended December 31, 2024 was primarily due to additional office rent and related expenses.

Allocated Expenses to Trinity Capital Adviser, LLC

The resource sharing agreement (the “Sharing Agreement”) with the Adviser Sub provides the Adviser Sub with access to the Company's human capital resources, facilities and systems. Under the terms of the Sharing Agreement, we allocate the related expenses of such shared resources to the Adviser Sub based on total assets under management by the Adviser Sub and us. The Company's total expenses are net of such expenses allocated to the Adviser Sub of $0.5 million for the year ended December 31, 2024. As of December 31, 2024, there was $1.8 million receivable due from the Adviser Sub.

Excise Taxes

Our excise taxes totaled approximately $2.7 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively.

Net Investment Income

Net investment income totaled approximately $115.8 million and $89.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in net investment income for the year ended December 31, 2024 resulted from an increase in total investment income as compared to total expenses, including excise tax expense. For the year ended December 31, 2024, we recognized approximately $237.7 million in total investment income as compared to approximately $121.8 million in total expenses including excise tax expense. For the year ended December 31, 2023 we recognized approximately $181.9 million in total investment income as compared to approximately $92.0 million in total expenses including excise tax expense.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the year ended December 31, 2024, our gross realized gains primarily consisted of the repayment of three equipment financing positions and the sale of three equity positions. Our gross realized losses primarily consisted of the sale of one equity position, the sale of one debt position, the repayment of one debt position and the conversion of debt positions in four portfolio companies. During the year ended December 31, 2023, our gross realized gains primarily consisted of the sale of our debt or warrant positions in five portfolio companies, and our gross realized losses primarily consisted of the sale of our debt or equity positions in three portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the years ended December 31, 2024 and 2023 were comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Net realized gain/(loss) on investments:
Gross realized gains	$24,474	$4,977
Gross realized losses	(34,204)	(33,048)
Total net realized gains/(losses) on investments	$(9,730)	$(28,071)

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

Net unrealized appreciation and depreciation on investments for the years ended December 31, 2024 and 2023 is comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Gross unrealized appreciation	$41,496	$39,347
Gross unrealized depreciation	(58,712)	(57,390)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	26,697	33,106
Total net unrealized gains/(losses) on investments	$9,481	$15,063

During the year ended December 31, 2024, our net unrealized appreciation totaled approximately $9.5 million, which included net unrealized appreciation of $7.5 million from our warrant investments, net unrealized appreciation of $7.1 million from our equity investments and net unrealized depreciation of $5.1 million from our debt investments.

During the year ended December 31, 2023, our net unrealized appreciation totaled approximately $15.1 million, which included net unrealized appreciation of $11.2 million from our equity investments, net unrealized appreciation of $11.0 million from our debt investments and net unrealized depreciation of $7.2 million from our warrant investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the year ended December 31, 2024, totaled approximately $115.6 million. Net increase in net assets resulting from operations during the year ended December 31, 2023, totaled approximately $76.9 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2024, basic and diluted net increase in net assets per common share was $2.19 and $2.10, respectively. For the year ended December 31, 2023, basic and diluted net decrease in net assets per common share was $1.98 and $1.89, respectively.

Fiscal Year Ended December 31, 2022

A discussion of our results of operations for the fiscal year ended December 31, 2022 is available in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 6, 2024 and is available on the SEC’s EDGAR database.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the 2025 Notes offering, the Convertible Notes offering, the August 2026 Notes offering, the December 2026 Notes offering, the March 2029 Notes offering, the September 2029 Notes offering and the Series A Notes offering and borrowings under the KeyBank Credit Facility, each of which were outstanding as of December 31, 2024, as well as cash flows from our operations, including investment sales and repayments and income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the year ended December 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $4.9 million, which is the net result of $322.2 million of cash provided by financing activities partially offset by $316.9 million of cash used in operating activities and $0.4 million of cash used in investing activities. During the year ended December 31, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $5.9 million, which is the net result of $96.3 million of cash used in operating activities and $2.7 million of cash used in investing activities partially offset by $93.1 million of cash provided by financing activities.

As of December 2024 and December 31, 2023, we had cash and cash equivalents of $9.6 million and $4.8 million, respectively, of which $3.8 million and $3.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of December 2024 and December 31, 2023, we had approximately $487.0 million and $137.0 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of December 2024, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of December 2024, our asset coverage ratio was approximately 192.7% and our asset coverage ratio per unit was approximately $1,927. As of December 31, 2023, our asset coverage ratio was approximately 194.7% and our asset coverage ratio per unit was approximately $1,947.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with the JV and EPT 16 in the amount of $21.4 million and $10.0 million, respectively. As of December 31, 2024, unfunded commitments were $3.0 million and $0.8 million for the JV and EPT 16, respectively. As of December 31, 2024, the Company also had unfunded commitments of approximately $31.2 million to two portfolio companies. As of December 31, 2023 unfunded commitments was $10.4 million for the JV and there were no unfunded commitments for EPT 16. The Company did not have any other off-balance sheet financings or liabilities as of December 31, 2024 and December 31, 2023.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2024 and December 31, 2023 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2024, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$113,000	$—	$113,000
2025 Notes	152,500	—	—	—	152,500
Convertible Notes	—	50,000	—	—	50,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
March 2029 Notes	—	—	115,000	—	115,000
September 2029 Notes	—	—	115,000	—	115,000
Series A Notes	—	55,500	87,000	—	142,500
Operating Leases	—	3,343	2,131	1,565	7,039
Total Contractual Obligations	$152,500	$308,843	$432,131	$1,565	$895,039

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
			Total	$8.70

Fiscal Year Ended December 31, 2022

A discussion of our financial condition, liquidity and capital resource for the fiscal year ended December 31, 2022 is available in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 6, 2024 and is available on the SEC’s EDGAR database.

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

Refer to “Note 12 – Related Party Transactions” included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Recent Developments

2025 Notes Maturity

On January 16, 2025, the 2025 Notes matured pursuant to their terms and were repaid in full. The 2025 Notes are no longer outstanding or listed on Nasdaq Global Select Market.

Debt ATM Program

On February 10, 2025, we entered into an open market sale agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), as sales agent and/or principal thereunder. Under the Sales Agreement, we may, but have no obligation to, issue and sell, from time to time, up to $100,000,000 aggregate principal amount of the March 2029 Notes (the “ATM March 2029 Notes”) and/or September 2029 Notes (the “ATM September 2029 Notes” and together with the ATM March 2029 Notes, the “ATM Notes”), through the Sales Agent or to the Sale Agent, as principal for its own account.

The ATM Notes will be issued as additional notes under the Base Indenture, dated January 16, 2020, between us and U.S. Bank National Association, as trustee (together with its successor in interest, U.S. Bank Trust Company, National Association, the “Trustee”), as supplemented by the Fifth Supplemental Indenture, dated March 28, 2024, with respect to the March 2029 Notes, and the Sixth Supplemental Indenture, dated as of July 19, 2024, with respect to the September 2029 Notes. The ATM March 2029 Notes and the ATM September 2029 Notes are treated as a single series with, have the same terms and CUSIP number as, and are fungible and rank equally with, the March 2029 Notes and the September 2029 Notes, respectively.

The March 2029 Notes bear interest at a rate of 7.875% per year payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on June 30, 2024. The March 2029 Notes will mature on March 30, 2029 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after March 30, 2026, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. The existing March 2029 Notes are currently listed Nasdaq and trade on Nasdaq under the trading symbol “TRINZ.” The ATM March 2029 Notes are expected to be listed on Nasdaq and to trade on Nasdaq under the existing trading symbol “TRINZ.”

The September 2029 Notes bear interest at a rate of 7.875% per year payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on September 30, 2024. The September 2029 Notes will mature on September 30, 2029 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after September 30, 2026, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. The existing September 2029 Notes are currently listed on Nasdaq and trade on Nasdaq under the existing trading symbol “TRINI.” The ATM September 2029 Notes are expected to be listed on Nasdaq and to trade on Nasdaq under the existing trading symbol “TRINI.”

Convertible Notes Redemption

On February 20, 2025, the holders of the Convertible Notes exercised their right to convert all of the outstanding principal amount of the Convertible Notes, pursuant to the terms of conditions of the Convertible Notes. At our election, we paid $66.2 million in cash to satisfy in full our obligation to pay the principal amount of the Convertible Notes, such settlement amount being determined based on the then existing conversion rate of 81.6439 per $1,000 principal amount of the Convertible Notes. As a result, the Convertible Notes are no longer outstanding.

Equity ATM Program

For the period from January 1, 2025 to February 24, 2025, the Company issued and sold 1,141,695 shares of its common stock at a weighted-average price of $15.24 per share and raised $17.2 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

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

As of December 31, 2024, approximately 77.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”) or SOFR, and approximately 22.9% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85% to 3.25%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$36,705	$3,390	$33,315
Up 200 basis points	24,469	2,260	22,209
Up 100 basis points	12,235	1,130	11,105
Down 100 basis points	(4,617)	(1,130)	(3,487)
Down 200 basis points	(8,951)	(2,260)	(6,691)
Down 300 basis points	(10,510)	(3,390)	(7,120)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of December 31, 2024, we had five foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of December 31, 2024 were subject to currency risk.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trinity Capital Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Trinity Capital Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the underlying investee companies, borrowers and others; when replies were not received from the underlying investee companies, borrowers and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

February 26, 2025

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Investments at fair value:
Control investments (cost of $82,391 and $43,807, respectively)	$89,249	$32,861
Affiliate investments (cost of $34,309 and $11,006, respectively)	34,727	11,335
Non-Control / Non-Affiliate investments (cost of $1,643,526 and $1,264,503, respectively)	1,601,594	1,230,984
Total investments (cost of $1,760,226 and $1,319,316, respectively)	1,725,570	1,275,180
Cash and cash equivalents	9,627	4,761
Interest receivable	16,542	11,206
Deferred credit facility costs	6,586	2,144
Other assets	15,916	17,691
Total assets	$1,774,241	$1,310,982

LIABILITIES
KeyBank Credit Facility	$113,000	$213,000
2025 Notes, net of $81 and $2,015, respectively, of unamortized deferred financing costs	152,419	180,485
Series A Notes, net of $1,650 and $0, respectively, of unamortized deferred financing costs	140,850	—
August 2026 Notes, net of $950 and $1,526, respectively, of unamortized deferred financing costs	124,050	123,474
September 2029 Notes, net of $3,433 and $0, respectively, of unamortized deferred financing costs	111,567	—
March 2029 Notes, net of $2,879 and $0, respectively, of unamortized deferred financing costs	112,121	—
December 2026 Notes, net of $729 and $1,102, respectively, of unamortized deferred financing costs	74,271	73,898
Convertible Notes, net of $605 and $1,243, respectively, of unamortized deferred financing costs and discount	49,395	48,757
Distribution payable	31,451	23,162
Security deposits	8,472	12,287
Accounts payable, accrued expenses and other liabilities	33,663	24,760
Total liabilities	951,259	699,823

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 61,669,059 and 46,323,712 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	62	46
Paid-in capital in excess of par	829,626	633,740
Distributable earnings/(accumulated deficit)	(6,706)	(22,627)
Total net assets	822,982	611,159
Total liabilities and net assets	$1,774,241	$1,310,982
NET ASSET VALUE PER SHARE	$13.35	$13.19

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$8,764	$4,179	$5,418
Affiliate investments	2,903	1,025	862
Non-Control / Non-Affiliate investments	215,062	169,636	132,556
Total interest and dividend income	226,729	174,840	138,836
Fee and other income:
Affiliate investments	3,196	2,158	—
Non-Control / Non-Affiliate investments	7,766	4,857	6,664
Total fee and other income	10,962	7,015	6,664
Total investment income	237,691	181,855	145,500

EXPENSES:
Interest expense and other debt financing costs	61,948	44,296	34,148
Compensation and benefits	43,517	33,093	27,189
Professional fees	5,318	5,407	4,113
General and administrative	8,858	6,598	6,075
Total gross expenses	119,641	89,394	71,525
Allocated expenses to Trinity Capital Adviser, LLC	(473)	—	—
Total net expenses	119,168	89,394	71,525

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	118,523	92,461	73,975

Excise tax expense	2,678	2,560	2,389

NET INVESTMENT INCOME	115,845	89,901	71,586

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	(4,226)	—	(4,210)
Affiliate investments	—	(26,251)	(10,241)
Non-Control / Non-Affiliate investments	(5,504)	(1,820)	47,304
Net realized gain/(loss) from investments	(9,730)	(28,071)	32,853

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	18,997	(4,884)	719
Affiliate investments	89	27,380	(17,635)
Non-Control / Non-Affiliate investments	(9,605)	(7,433)	(117,898)
Net change in unrealized appreciation/(depreciation) from investments	9,481	15,063	(134,814)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$115,596	$76,893	$(30,375)

NET INVESTMENT INCOME PER SHARE - BASIC	$2.20	$2.31	$2.26
NET INVESTMENT INCOME PER SHARE - DILUTED	$2.11	$2.19	$2.14

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$2.19	$1.98	$(0.96)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED (1)	$2.10	$1.89	$(0.96)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	52,705,732	38,910,150	31,672,089
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	56,728,848	42,705,875	35,189,709

(1) For the year ended December 31, 2022, the impact of the hypothetical conversion of Convertible Notes was antidilutive (see Note 9).

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2021	27,229,541	$27	$368,609	$77,897	$446,533
Issuance of common stock pursuant to distribution reinvestment plan	187,923	—	2,982	—	2,982
Stock-based compensation	—	—	6,062	—	6,062
Issuance of restricted stock awards	741,656	1	—	—	1
Issuance of common stock, net of issuance costs	7,064,118	7	113,134	—	113,141
Retired and forfeited shares of restricted stock	(76,844)	—	(1,028)	—	(1,028)
Stock repurchase and cancellation of shares	(185,722)	—	(2,006)	—	(2,006)
Distributions to stockholders	—	—	—	(75,661)	(75,661)
Tax reclassification	—	—	(7,221)	7,221	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	(30,375)	(30,375)
Balance as of December 31, 2022	34,960,672	35	480,532	(20,918)	459,649
Issuance of common stock pursuant to distribution reinvestment plan	165,962	—	2,194	—	2,194
Stock-based compensation	—	—	8,799	—	8,799
Issuance of restricted stock awards	827,723	—	—	—	—
Issuance of common stock, net of issuance costs	10,666,373	11	150,268	—	150,279
Retired and forfeited shares of restricted stock	(205,327)	—	(2,821)	—	(2,821)
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)	—	(1,003)
Distributions to stockholders	—	—	—	(82,831)	(82,831)
Tax reclassification	—	—	(4,229)	4,229	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	76,893	76,893
Balance as of December 31, 2023	46,323,712	46	633,740	(22,627)	611,159
Issuance of common stock pursuant to distribution reinvestment plan	90,245	—	1,279	—	1,279
Stock-based compensation	—	—	10,543	—	10,543
Issuance of restricted stock awards	1,354,192	1	(1)	—	—
Issuance of common stock, net of issuance costs	14,161,064	15	200,216	—	200,231
Retired and forfeited shares of restricted stock	(260,154)	—	(3,726)	—	(3,726)
Distributions to stockholders	—	—	—	(112,100)	(112,100)
Tax reclassification	—	—	(12,425)	12,425	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	115,596	115,596
Balance as of December 31, 2024	61,669,059	$62	$829,626	$(6,706)	$822,982

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$115,596	$76,893	$(30,375)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(1,218,931)	(632,754)	(627,211)
Proceeds from sales and paydowns of investments	807,866	471,926	336,554
Net change in unrealized (appreciation)/depreciation from investments	(9,481)	(15,063)	134,814
Net realized (gain)/loss from investments	9,730	28,071	(32,853)
Accretion of original issue discounts and end of term payments on investments	(39,574)	(32,953)	(32,220)
Amortization of deferred financing costs	5,395	4,281	3,796
Stock-based compensation	10,543	8,799	6,062
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(5,336)	(1,256)	(4,420)
(Increase)/Decrease in other assets	2,195	(6,380)	674
Increase/(Decrease) in security deposits	(3,815)	(2,813)	4,260
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	8,903	4,989	5,177
Net cash provided by/(used in) operating activities	(316,909)	(96,260)	(235,742)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(420)	(2,744)	(194)
Net cash provided by/(used in) investing activities	(420)	(2,744)	(194)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	200,231	150,279	113,141
Stock repurchase and cancellation of shares, net of costs	—	(1,003)	(2,006)
Retirement of employee shares	(3,726)	(2,821)	(1,028)
Cash distributions paid	(102,532)	(78,802)	(61,155)
Issuance of debt, net of issuance costs	358,222	—	54,354
Repayment of debt	(30,000)	—	—
Borrowings under Credit Facilities	829,400	420,000	326,000
Repayments under Credit Facilities	(929,400)	(394,500)	(229,500)
Net cash provided by/(used in) financing activities	322,195	93,153	199,806

Net increase/(decrease) in cash, cash equivalents and restricted cash	4,866	(5,851)	(36,130)
Cash, cash equivalents and restricted cash at beginning of period	4,761	10,612	46,742
Cash, cash equivalents and restricted cash at end of period	$9,627	$4,761	$10,612

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$54,539	$39,884	$29,051
Income tax, including excise tax, paid	2,600	2,304	283
Non-cash settlement of investments	—	21	—
Accrued but unpaid distributions	31,451	23,162	21,326
Distributions reinvested	1,279	2,194	2,982

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$9,627	$4,761	$10,612
Restricted cash	—	—	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$9,627	$4,761	$10,612

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Ambient Photonics, Inc.	Secured Loan	July 28, 2022	July 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	$1,003	$1,175	$1,184	(8)
	Secured Loan	November 17, 2022	May 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	947	1,131	939	(8)
	Secured Loan	December 20, 2022	June 1, 2025	Variable interest rate Prime + 6.0% or Floor rate 9.5%; EOT 4.0%	175	204	177	(8)
Total Ambient Photonics, Inc.					2,125	2,510	2,300

Applied Digital Corporation	Equipment Financing	March 13, 2024	October 1, 2025	Fixed interest rate 19.0%; EOT 0.0%	$4,190	$4,191	$4,270	(9)(10)(14)
	Equipment Financing	March 25, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	6,975	6,978	7,162	(9)(10)(14)(19)
	Equipment Financing	April 24, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	3,711	3,714	3,814	(9)(10)(14)(19)
	Equipment Financing	May 28, 2024	May 1, 2026	Fixed interest rate 16.0%; EOT 0.0%	1,657	1,657	1,700	(9)(10)(14)
	Equipment Financing	June 21, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	6,011	6,016	6,178	(9)(10)(14)(19)
Total Applied Digital Corporation					22,544	22,556	23,124

Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$19,270	$18,894	$19,404	(8)(19)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$18,771	$19,170	$19,371	(9)(19)
	Equipment Financing	October 22, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	19,838	20,041	20,041	(19)
Total Cirrascale Cloud Services, LLC					38,609	39,211	39,412

Sub-total: Artificial Intelligence & Automation (10.2%)*					$82,548	$83,171	$84,240

Biotechnology
Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	$4,292	$4,468	$4,453	(8)(14)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,757	4,747	(8)(14)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,899	4,891	(8)(14)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,177	5,173	(8)(14)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,177	5,173	(8)(14)
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	1,405	1,089	1,053	(8)(14)
Total Pendulum Therapeutics, Inc.					25,000	25,567	25,490

Taysha Gene Therapies, Inc.	Secured Loan	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0%	$30,000	$30,195	$30,949	(8)(9)(14)

Sub-total: Biotechnology (6.9%)*					$55,000	$55,762	$56,439

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Connectivity
Tarana Wireless, Inc.	Secured Loan	September 23, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$14,800	$14,058	$14,283	(8)(9)(19)

Vertical Communications, Inc.	Secured Loan	August 23, 2021	March 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,521	$15,521	(8)(21)

Sub-total: Connectivity (3.6%)*					$27,400	$29,579	$29,804

Consumer Products & Services
Eterneva, Inc.	Equipment Financing	November 24, 2021	June 1, 2026	Fixed interest rate 7.8%; EOT 11.5%	$227	$250	$223
	Equipment Financing	March 16, 2022	October 1, 2026	Fixed interest rate 8.1%; EOT 11.5%	376	392	353	(14)
	Equipment Financing	June 17, 2022	January 1, 2027	Fixed interest rate 11.9%; EOT 11.5%	1,139	1,141	1,014	(14)
Total Eterneva, Inc.					1,742	1,783	1,590

Molekule Group, Inc.	Equipment Financing	June 19, 2020	March 31, 2025	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$218	(18)
	Equipment Financing	September 29, 2020	March 31, 2025	Fixed interest rate 12.3%; EOT 10.0%	273	347	191	(18)
	Equipment Financing	December 18, 2020	March 31, 2025	Fixed interest rate 11.9%; EOT 10.0%	473	584	331	(18)
	Equipment Financing	August 25, 2021	March 31, 2025	Fixed interest rate 11.3%; EOT 10.0%	385	454	270	(18)
Total Molekule Group, Inc.					1,443	1,980	1,010

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$4,700	$4,752	$4,736	(8)(14)(19)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,722	4,751	(8)(14)(19)
	Secured Loan	August 1, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,612	4,620	(8)(14)(19)
Total Ogee, Inc.					14,100	14,086	14,107

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 6.0%	$1,064	$1,150	$1,176	(8)(14)

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	$7,778	$8,237	$8,264	(8)(14)
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	1,111	1,179	1,185	(8)(14)
Total Quip NYC, Inc.					8,889	9,416	9,449

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$3,849	$3,954	$3,984	(8)(14)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	4,000	3,997	4,068	(8)(14)
Total Rinse, Inc.					7,849	7,951	8,052

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0%	$1,928	$1,986	$1,939	(8)(14)

UnTuckIt, Inc.	Secured Loan	January 16, 2020	December 1, 2025	Fixed interest rate 12.0%; EOT 5.0%	$5,051	$5,951	$5,859

VitaCup, Inc.	Secured Loan	June 23, 2021	January 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0%	$6,000	$6,128	$5,842	(8)(14)

Sub-total: Consumer Products & Services (6.0%)*					$48,066	$50,431	$49,024

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Digital Assets Technology and Services
Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$2,522	$3,511	$3,493	(10)(14)

Sub-total: Digital Assets Technology and Services (0.4%)*					$2,522	$3,511	$3,493

Education Technology
Edblox, Inc.	Secured Loan	March 19, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.8%; EOT 2.5%	$15,000	$14,848	$13,712	(8)(9)(14)

Medical Sales Training Holding Company	Secured Loan	March 18, 2021	April 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	$5,175	$5,531	$5,300	(8)
	Secured Loan	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	1,825	1,938	1,759	(8)
Total Medical Sales Training Holding Company					7,000	7,469	7,059

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,876	$6,683
	Secured Loan	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	2,229
Total Yellowbrick Learning, Inc.					10,000	10,501	8,912

Sub-total: Education Technology (3.6%)*					$32,000	$32,818	$29,683

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	August 30, 2024	April 1, 2027	Variable interest rate PRIME + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$34,956	$34,130	$34,579	(8)(15)(19)

Bestow, Inc.	Secured Loan	August 1, 2024	December 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 13.0%; EOT 1.5%	$40,000	$38,342	$38,122	(8)(14)

Busbot, Inc.	Secured Loan	April 1, 2024	October 1, 2026	Variable interest rate SOFR 30 Day Forward + 11.5% or Floor rate 13.5%; EOT 0.0%	$8,630	$8,482	$8,482	(8)(10)(12)

Centivo Corporation	Secured Loan	July 31, 2024	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$3,765	$3,677	$3,735	(8)(9)(15)(19)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,751	3,528	3,528	(8)(9)(15)(19)
Total Centivo Corporation					7,516	7,205	7,263

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$14,577	$14,504	$15,000	(8)(9)(14)(15)(19)
	Secured Loan	July 31, 2024	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	14,530	14,437	14,924	(8)(9)(14)(15)(19)
Total Cherry Technologies, Inc.					29,107	28,941	29,924

Empower Financial, Inc.	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$11,622	$11,514	$11,663	(8)(9)(14)(19)
	Secured Loan	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	2,902	2,809	2,856	(8)(9)(14)(19)
	Secured Loan	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,353	4,210	4,281	(8)(9)(14)(19)
	Secured Loan	April 9, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,348	4,078	4,142	(8)(9)(14)(19)
	Secured Loan	May 15, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	14,495	14,591	14,895	(8)(14)(19)
Total Empower Financial, Inc.					37,720	37,202	37,837

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0%	$6,809	$7,019	$6,610	(8)(14)

Gravie, Inc.	Secured Loan	June 4, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$15,980	$15,662	$15,796	(8)(9)(14)(19)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.0%; EOT 1.0%	$12,500	$12,403	$12,582	(8)(14)

Mesa Financial, Inc.	Secured Loan	August 29, 2024	February 28, 2027	Variable interest rate SOFR 30 Day Forward + 10.3% or Floor rate 12.3%; EOT 0.0%	$9,861	$9,665	$9,665	(8)(10)(12)

Pagaya Structured Products LLC	Secured Loan	August 23, 2024	August 23, 2025	Fixed interest rate 20.0%; EOT 0.0%	$13,814	$13,712	$13,712	(10)

Parafin SPV 2, LLC	Secured Loan	February 22, 2024	December 21, 2026	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$24,600	$24,252	$24,252	(8)(10)(12)

Parafin SPV 3, LLC	Secured Loan	July 25, 2024	January 25, 2027	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 13.8%; EOT 0.0%	$16,452	$16,220	$16,220	(8)(10)(12)

Slope Tech, Inc.	Secured Loan	October 5, 2022	February 27, 2026	Variable interest rate SOFR 1 Month Term + 11.8% or Floor rate 11.8%; EOT 0.0%	$1,823	$1,742	$1,742	(8)(10)(12)

Under Technologies, Inc.	Secured Loan	September 13, 2024	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	$9,400	$9,223	$9,369	(8)(19)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	9,400	9,191	9,191	(8)(19)
Total Under Technologies, Inc.					18,800	18,414	18,560

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$14,100	$13,862	$13,862	(8)(19)

Sub-total: Finance and Insurance (35.1%)*					$292,668	$287,253	$289,208

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Food and Agriculture Technologies
Bowery Farming, Inc.	Secured Loan	September 10, 2021	September 10, 2026	Variable interest rate SOFR 1 Month Term + 10.0% or Floor rate 1.0%; EOT 0.0%	$7,652	$6,938	$57	(8)(18)

Daring Foods, Inc.	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	$215	$385	$381	(14)
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	126	201	199	(14)
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	99	132	131	(14)
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	267	342	341	(14)
Total Daring Foods, Inc.					707	1,060	1,052

DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$7,274	$8,033	$8,074	(9)(14)(19)

Emergy, Inc.	Equipment Financing	December 15, 2021	July 1, 2026	Fixed interest rate 11.2%; EOT 11.5%	$3,711	$4,520	$3,668	(14)
	Equipment Financing	December 13, 2022	July 1, 2027	Fixed interest rate 8.8%; EOT 11.5%	6,744	7,531	5,930	(9)(14)
Total Emergy, Inc.					10,455	12,051	9,598

Sub-total: Food and Agriculture Technologies (2.3%)*					$26,088	$28,082	$18,781

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	$3,450	$3,565	$3,665	(9)(14)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	9,979	10,021	10,333	(9)(14)(19)
Total Commonwealth Fusion Systems, LLC					13,429	13,586	13,998

Crusoe Energy Systems LLC	Equipment Financing	March 1, 2024	March 1, 2029	Fixed interest rate 12.7%; EOT 0.0%	$8,098	$8,034	$8,237	(9)(14)(19)

Dandelion Energy, Inc.	Equipment Financing	June 25, 2024	July 1, 2025	Fixed interest rate 15.9%; EOT 0.0%	$1,361	$1,349	$1,378	(9)(14)

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$797	$974	$956	(14)
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	3,908	4,125	4,125	(9)(14)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	3,203	3,276	3,321	(9)(14)(19)
	Equipment Financing	September 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	1,967	1,989	2,004	(9)(14)(19)
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	870	874	874	(14)(19)
Total Electric Hydrogen Co.					10,745	11,238	11,280

Form Energy Inc.	Equipment Financing	October 21, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$35,626	$34,946	$34,946	(19)
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	9,400	9,185	9,185	(19)
Total Form Energy Inc.					45,026	44,131	44,131

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$601	$670	$680	(14)
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	1,737	1,769	1,779	(14)
Total Hi-Power, LLC					2,338	2,439	2,459

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$2,817	$3,450	$3,332
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	1,496	1,788	1,737
Total SeaOn Global, LLC					4,313	5,238	5,069

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$15,838	$15,722	$15,382	(8)(14)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	15,838	15,689	15,345	(8)(14)
Total Footprint International Holding, Inc.					31,676	31,411	30,727

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$19,488	$20,347	$20,126	(14)

Sub-total: Green Technology (16.7%)*					$136,474	$137,773	$137,405

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Healthcare Technology
Lark Technologies, Inc.	Secured Loan	September 30, 2020	April 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	$659	$856	$853	(8)(14)
	Secured Loan	June 30, 2021	January 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	2,041	2,212	2,187	(14)
	Secured Loan	July 7, 2023	January 1, 2028	Variable interest rate Prime + 8.3% or Floor rate 11.5% or ceiling rate of 13.5%; EOT 4.0%	5,000	5,039	5,094	(8)(14)
Total Lark Technologies, Inc.					7,700	8,107	8,134

Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 4.8%	$12,500	$12,512	$12,439	(8)

RXAnte, Inc.	Secured Loan	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	$8,516	$8,601	$8,658	(8)(9)(14)(15)(19)
	Secured Loan	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,831	2,832	2,932	(8)(9)(14)(15)(19)
	Secured Loan	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,803	2,797	2,873	(8)(9)(14)(15)(19)
	Secured Loan	September 9, 2024	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,767	2,756	2,830	(8)(9)(14)(15)(19)
Total RXAnte, Inc.					16,917	16,986	17,293

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	$5,000	$5,127	$4,799	(8)(14)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	15,000	15,309	15,007	(8)(14)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	10,000	10,131	10,129	(8)(14)
Total TMRW Life Sciences, Inc.					30,000	30,567	29,935

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(21)

Sub-total: Healthcare Technology (8.3%)*					$67,617	$68,672	$68,301

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	December 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0%	$31,416	$32,287	$28,390	(8)(14)(15)
	Secured Loan	June 12, 2024	December 1, 2026	Fixed interest rate 10.0%; EOT 0.0%	500	500	478
Total Nomad Health, Inc.					31,916	32,787	28,868

Sub-total: Human Resource Technology (3.5%)*					$31,916	$32,787	$28,868

Industrials
3DEO, Inc.	Equipment Financing	February 23, 2022	February 1, 2025	Fixed interest rate 0.0%; EOT 9.0%	$1,256	$1,567	$1,517	(14)
	Equipment Financing	April 12, 2022	February 1, 2025	Fixed interest rate 0.0%; EOT 9.0%	675	816	796	(14)
Total 3DEO, Inc.					1,931	2,383	2,313

Formlogic Corporation	Equipment Financing	December 28, 2023	January 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	$4,017	$4,014	$1,718	(9)(14)(18)
	Equipment Financing	April 25, 2024	May 1, 2028	Fixed interest rate 12.1%; EOT 1.5%	350	347	149	(9)(14)(18)
Total Formlogic Corporation					4,367	4,361	1,867

Sub-total: Industrials (0.5%)*					$6,298	$6,744	$4,180

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan	October 17, 2022	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5%	$8,360	$8,449	$8,123	(8)

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$3,115	$3,193	$3,130	(8)(14)

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$1,388	$2,538	$2,332

PebblePost, Inc.	Secured Loan	May 7, 2021	June 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 11.5%; EOT 3.8%	$7,478	$7,886	$7,871	(8)(14)

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$10,506	$10,599	$10,768	(8)(9)(14)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,286	5,371	(8)(9)(14)(19)
Total Vox Media Holdings, Inc.					15,757	15,885	16,139

Sub-total: Marketing, Media, and Entertainment (4.6%)*					$36,098	$37,951	$37,595

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 12.6%; EOT 7.5%	$17,847	$17,773	$17,982	(9)(14)(19)
	Equipment Financing	September 30, 2024	October 1, 2028	Fixed interest rate 12.7%; EOT 7.5%	7,438	7,314	7,371	(9)(14)(19)
Total Apiject Holdings, Inc.					25,285	25,087	25,353

Convergent Dental, Inc.	Secured Loan	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5%	$12,000	$12,074	$12,215	(8)(9)(14)
	Secured Loan	February 29, 2024	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5%	6,000	5,997	6,137	(8)(9)(14)
Total Convergent Dental, Inc.					18,000	18,071	18,352

Elucent Medical, Inc.	Secured Loan	October 31, 2024	November 30, 2029	Variable interest rate PRIME + 3.8% or Floor rate 11.3%; EOT 3.3%	$14,100	$13,822	$13,822	(8)(19)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$28,200	$27,803	$28,052	(8)(19)
	Secured Loan	September 25, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	4,700	4,633	4,675	(8)(19)
Total Lightforce Orthodontics, Inc.					32,900	32,436	32,727

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$20,000	$20,000	$20,706	(8)

Neuros Medical, Inc.	Secured Loan	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	$6,000	$6,034	$6,032	(8)(9)(14)
	Secured Loan	August 30, 2024	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	3,000	2,961	2,926	(8)(9)(14)
Total Neuros Medical, Inc.					9,000	8,995	8,958

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$11,985	$11,895	$12,006	(8)(9)(19)

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$11,250	$11,245	$11,426	(8)(9)(14)

Vital Connect, Inc.	Secured Loan	July 3, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$27,650	$27,504	$27,745	(8)(9)(19)

Sub-total: Medical Devices (20.8%)*					$170,170	$169,055	$171,095

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$12,885	$12,885	$12,885	(10)(14)(21)

Sub-total: Multi-Sector Holdings (1.6%)*					$12,885	$12,885	$12,885

Other Healthcare Services
Cellares Corporation	Equipment Financing	August 2, 2024	September 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$4,467	$4,477	$4,555	(19)
	Secured Loan	August 2, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	47,000	46,411	47,219	(8)(19)
Total Cellares Corporation					51,467	50,888	51,774

Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate PRIME + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	$43,141	$42,389	$42,382	(8)(15)
	Secured Loan	October 1, 2024	April 1, 2029	Variable interest rate PRIME + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	5,038	4,972	4,972	(8)(15)
Total Metabolon, Inc.					48,179	47,361	47,354

Upward Health, Inc.	Secured Loan	August 6, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$5,875	$5,707	$5,833	(8)(9)(19)

Velentium, Inc.	Secured Loan	May 24, 2024	May 24, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 4.0%	$8,500	$8,379	$8,445	(8)(9)(14)

Sub-total: Other Healthcare Services (13.8%)*					$114,021	$112,335	$113,406

Real Estate Technology
Homelight Lending, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5%	$3,900	$4,129	$3,999	(8)(14)

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Fixed interest rate 10.2%; EOT 0.0%	$23,644	$19,920	$19,159	(8)(14)(21)

Knockaway Trinity Holdings, LLC	Secured Loan	December 6, 2023	December 27, 2026	Variable interest rate SOFR 30 Day Forward + 9.0% or Floor rate 13.5%; EOT 0.0%	$25,000	$24,981	$24,981	(8)(10)(12)(21)

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0%	$15,000	$15,486	$15,052	(8)(14)
	Secured Loan	October 2, 2024	October 2, 2026	Fixed interest rate 6.0%; EOT 0.0%	187	187	187
Total Maxwell Financial Labs, Inc.					15,187	15,673	15,239

Orchard Technologies, Inc.	Secured Loan	January 1, 2024	January 1, 2029	Variable interest rate Prime + 8.0% or Floor rate 15.0%; EOT 3.0%	$28,540	$28,765	$24,662	(8)(14)

Sub-total: Real Estate Technology (10.7%)*					$96,271	$93,468	$88,040

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
BackBlaze, Inc.	Equipment Financing	March 29, 2021	April 1, 2025	Fixed interest rate 7.5%; EOT 11.5%	$198	$518	$510	(14)

Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate PRIME + 4.8% or Floor rate 12.0%+PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,478	$20,316	$20,532	(8)(9)(14)(15)

Eyelit Technologies, Inc.	Secured Loan	November 4, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$4,500	$4,413	$4,413	(8)(19)(20)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	7,920	7,764	7,764	(8)(19)(20)
Total Eyelit Technologies, Inc.					12,420	12,177	12,177

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$24,910	$24,422	$24,422	(8)(19)

ServiceTrade, Inc.	Secured Loan	August 15, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$23,500	$23,091	$23,720	(8)(19)(20)

Silk Technologies, Inc.	Secured Loan	November 4, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$18,800	$18,309	$18,309	(8)(19)

SOCi, Inc.	Secured Loan	October 3, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$36,100	$35,326	$35,326	(8)(19)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	3,290	3,216	3,216	(8)(19)
Total SOCi, Inc.					39,390	38,542	38,542

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$3,740	$3,621	$3,744	(8)(9)(14)(19)

Sub-total: SaaS (17.2%)*					$143,436	$140,996	$141,956

Space Technology
Astranis Space Technology Corporation	Equipment Financing	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$7,611	$8,099	$8,201	(9)(14)(19)
	Equipment Financing	September 27, 2024	April 1, 2028	Fixed interest rate 12.4%; EOT 5.5%	10,911	10,388	10,557	(9)(14)(19)
	Equipment Financing	September 27, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	2,693	2,563	2,603	(9)(14)(19)
Total Astranis Space Technology Corporation					21,215	21,050	21,361

Axiom Space, Inc.	Secured Loan	May 28, 2021	June 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 9.3%; EOT 2.5%	$15,000	$15,641	$15,530	(8)(14)

Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$126	$126	$129	(14)
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	1,497	1,495	1,522	(14)
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	1,192	1,191	1,215	(14)
	Equipment Financing	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	2,290	2,289	2,347	(9)(14)
	Equipment Financing	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	612	608	632	(9)(14)
	Equipment Financing	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	274	273	284	(9)(14)(19)
	Equipment Financing	March 29, 2023	March 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	877	875	903	(9)(14)(19)
	Equipment Financing	September 28, 2023	September 1, 2027	Fixed interest rate 17.7%; EOT 0.0%	468	467	485	(9)(14)(19)
	Equipment Financing	June 27, 2024	June 1, 2028	Fixed interest rate 17.6%; EOT 0.0%	1,273	1,268	1,307	(9)(14)(19)
Total Hadrian Automation, Inc.					8,609	8,592	8,824

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,143	$1,133	$1,155	(9)(14)(19)
	Equipment Financing	September 13, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	901	887	907	(9)(14)(19)
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	1,077	1,051	1,051	(14)(19)
Total Impulse Space, Inc.					3,121	3,071	3,113

Kymeta Corporation	Secured Loan	July 3, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$7,900	$7,575	$7,783	(8)(9)(19)

Rocket Lab USA, Inc.	Equipment Financing	December 29, 2023	January 1, 2029	Fixed interest rate 12.8%; EOT 1.0%	$45,649	$44,992	$46,466	(9)(10)(14)

Slingshot Aerospace, Inc.	Secured Loan	July 12, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$23,700	$23,233	$23,750	(8)(9)(19)
	Secured Loan	August 7, 2024	April 30, 2025	Fixed interest rate 10.0%; EOT 0.0%	500	500	524
Total Slingshot Aerospace, Inc.					$24,200	$23,733	$24,274

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0%	$2,936	$3,021	$1,637	(8)(14)(18)

Sub-total: Space Technology (15.7%)*					$128,630	$127,675	$128,988

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.0%	$19,495	$19,448	$19,220	(8)(14)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	June 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$364	$366	$373	(9)(14)
	Equipment Financing	December 23, 2024	January 1, 2028	Fixed interest rate 12.3%; EOT 4.0%	2,000	1,980	1,980
Total Nucleus RadioPharma, Inc.					$2,364	$2,346	$2,353

Sub-total: Supply Chain Technology (2.6%)*					$21,859	$21,794	$21,573

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	March 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	$2,927	$3,188	$926	(8)
	Secured Loan	December 15, 2021	March 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,274	2,379	720	(8)(18)
	Secured Loan	February 23, 2022	March 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	900	(8)(18)
	Secured Loan	March 16, 2022	March 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	3,411	3,569	1,080	(8)(18)
	Secured Loan	April 18, 2022	March 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	900	(8)(18)
	Secured Loan	April 18, 2022	March 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	900	(8)(18)
	Secured Loan	May 17, 2022	March 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	5,685	5,948	1,800	(8)(18)
	Secured Loan	June 22, 2022	March 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	900	(8)(18)
Total NextCar Holding Company, Inc.					25,669	26,980	8,126

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,000	$9,127	$7,763	(8)(9)(14)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	291	292	274	(9)(14)
Total Get Spiffy, Inc.					9,291	9,419	8,037

Uveye, Inc.	Equipment Financing	December 26, 2024	January 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	$20,217	$20,011	$20,011

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$5,000	$5,065	$4,737	(8)(14)

Sub-total: Transportation Technology (5.0%)*					$60,177	$61,475	$40,911

Total: Debt Securities- United States (189.1%)*					$1,592,144	$1,594,217	$1,555,875

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Canada

Construction Technology
Nexii, Inc.	Secured Loan	July 24, 2024	July 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$365	$365	$375	(10)

Sub-total: Construction Technology (0.0%)*					$365	$365	$375

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	July 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,027	$5,769	(8)(10)(21)

Sub-total: Supply Chain Technology (0.7%)*					$6,000	$6,027	$5,769

Total: Debt Securities- Canada (0.7%)*					$6,365	$6,392	$6,144
Debt Securities- Europe

Industrials
Aledia, Inc.	Equipment Financing	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$1,701	$2,971	$2,947	(10)(14)
	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	218	298	297	(10)(14)
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	379	480	478	(10)(14)
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	680	838	838	(10)(14)
Total Aledia, Inc.					2,978	4,587	4,560

Sub-total: Industrials (0.6%)*					$2,978	$4,587	$4,560

Other Healthcare Services
Zandivio PLC	Secured Loan	October 30, 2024	May 1, 2029	Variable interest rate PRIME + 5.3% or Floor rate 13.8%; EOT 2.5%	$28,200	$27,426	$27,426	(8)(10)(19)

Sub-total: Other Healthcare Services (3.3%)*					$28,200	$27,426	$27,426

Space Technology
All.Space Networks, Limited.	Secured Loan	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5%	$8,219	$8,339	$8,126	(8)(10)

Sub-total: Space Technology (1.0%)*					$8,219	$8,339	$8,126

Total: Debt Securities- Europe (4.9%)*					$39,397	$40,352	$40,112

Total: Debt Securities (194.7%)*					$1,637,906	$1,640,961	$1,602,131

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	15,976	$5.50	$47	$1

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Preferred Class A Common Stock	851,063	$0.10	$25	$19	(17)

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$188

Presto Automation, Inc.	Warrant	January 16, 2020	April 28, 2027	Preferred Series A	402,679	$0.37	$185	$—	(7)(17)
	Warrant	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	—	(7)
Total Presto Automation, Inc.							213	—

Sub-Total: Artificial Intelligence & Automation (0.0%)*							$334	$208

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$43	$44	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	30	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	194	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	1,129
Total Pendulum Therapeutics, Inc.							785	1,397

Sub-Total: Biotechnology (0.2%)*							$785	$1,397

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,701
	Warrant	September 23, 2024	September 23, 2034	Common Stock	2,094,922	$0.51	695	722	(9)(19)
Total Tarana Wireless, Inc.							1,662	3,423

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(21)

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$1

Sub-Total: Connectivity (0.4%)*							$1,684	$3,424

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$—	(17)(21)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—	(21)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	2	(17)(21)
Total Project Frog, Inc.							38	2

Sub-total: Construction Technology (0.0%)*							$38	$2

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$33	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	4	(17)
Total BaubleBar, Inc.							710	37

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$—	(17)

Eterneva, Inc.	Warrant	September 30, 2024	September 30, 2034	Common Stock	833,333	$0.48	$421	$477

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$35

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$169	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	59
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	47
Total Madison Reed, Inc.							312	275

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	$54	$303	(17)(19)
	Warrant	September 29, 2023	September 29, 2033	Preferred Series A-3	243,668	$0.68	49	303	(17)(19)
	Warrant	August 1, 2024	August 1, 2034	Preferred Series A-3	243,668	$0.68	104	303	(17)(19)
Total Ogee, Inc.							207	909

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$62
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	26
Total Portofino Labs, Inc.							259	88

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Common Stock	10,833	$48.46	$203	$—

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$454	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$—

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$58

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$1	(17)

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$—	(17)
	Warrant	November 22, 2023	November 22, 2033	Common Stock	51,225	$0.41	—	—
Total VitaCup, Inc.							9	—

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$2,275	(9)(19)

Sub-total: Consumer Products & Services (0.6%)*							$4,279	$4,609

Education Technology
Edblox, Inc.	Warrant	March 19, 2024	March 19, 2034	Common Stock	111,458	$1.71	$152	$24

Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	130,853	$7.74	$108	$23
	Warrant	April 17, 2024	April 17, 2034	Common Stock	32,493	$7.74	73	6
	Warrant	December 18, 2024	December 18, 2034	Common Stock	21,444	$7.74	4	4
Total Medical Sales Training Holding Company							185	33

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$457	$57

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	56,494	$17.28	$749	$702	(19)

Bestow, Inc.	Warrant	August 1, 2024	August 1, 2034	Preferred Series C-2	349,793	$0.01	$1,987	$1,624	(17)

Busbot, Inc.	Warrant	April 1, 2024	April 1, 2034	Common Stock	44,133	$0.96	$85	$31

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	161,155	$0.76	$256	$369	(9)(19)

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,516

Empower Financial, Inc.	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$1,534	(9)(19)

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.01	$10	$87	(17)

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	123,816	$2.68	$293	$257	(9)(19)

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$429

Mesa Financial, Inc.	Warrant	August 29, 2024	August 29, 2034	Common Stock	62,422	$0.73	$28	$27	(10)

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$321	(10)
	Warrant	July 25, 2024	July 25, 2034	Common Stock	24,641	$7.09	108	321	(10)
	Warrant	December 23, 2024	December 23, 2034	Common Stock	3,657	$11.14	49	43	(10)
Total Parafin, Inc.							275	685

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	954,979	$0.95	$285	$1,386	(17)

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$476	(10)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	112	(10)
Total Slope Tech, Inc.							221	588

Under Technologies, Inc.	Warrant	May 3, 2024	May 3, 2034	Common Stock	96,710	$2.90	$267	$243	(19)

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	128,992	$1.58	$119	$118	(19)

Sub-Total: Finance and Insurance (1.2%)*							$5,737	$9,596

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B	3,741	$140.21	$287	$490	(17)

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$—
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	—
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	—
	Warrant	December 29, 2023	December 29, 2030	Common Stock	114,725	$0.01	29	—
Total Bowery Farming, Inc.							1,216	$—

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$55

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$59	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Stock	12,010	$18.89	26	296	(9)(19)
Total DrinkPak, LLC							33	355

Emergy, Inc.	Warrant	October 5, 2022	October 5, 2032	Common Stock	4,051	$39.60	$181	$—	(9)

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$4,256

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$14.47	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total Intelligent Brands, Inc.							657	—

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$23

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Class A Common Stock	20,181	$2.13	$79	$8	(17)

Sub-Total: Food and Agriculture Technologies (0.6%)*							$2,742	$5,187

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$—

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$506	(11)(17)(21)
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	855	(11)(17)(21)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	149	(11)(17)(21)
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	1,709	(11)(17)(21)
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	4,529	(17)(21)
Total Edeniq, Inc.							7	7,748

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
	Warrant	October 31, 2024	October 31, 2034	Preferred Class F	250	$25,000.00	—	—	(17)
Total Footprint International Holding, Inc.							4,614	—

Form Energy Inc.	Warrant	October 21, 2024	October 21, 2034	Common Stock	99,287	$8.03	$925	$891	(19)

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$224
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	130
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	210
Total Mainspring Energy, Inc.							853	564

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$99	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	44	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	137	(9)(17)
Total RTS Holding, Inc.							580	280

Sub-Total: Green Technology (1.2%)*							$7,014	$9,483

Healthcare Technology
Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$147	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$14

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$390	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	2,152	(17)
Total Hospitalists Now, Inc.							462	2,542

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$4
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	4
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	4
Total Lark Technologies, Inc.							493	12

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$48	(17)

RXAnte, Inc.	Warrant	November 21, 2022	November 21, 2032	Preferred A	16,517	$10.00	$89	$121	(9)(17)(19)
	Warrant	April 7, 2023	November 21, 2032	Preferred A	5,518	$10.00	25	41	(9)(17)(19)
	Warrant	October 17, 2023	November 21, 2032	Preferred A	5,506	$10.00	37	40	(9)(17)(19)
Total RXAnte, Inc.							151	202

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A	268,983	$2.09	$80	$6	(17)
	Warrant	March 3, 2023	April 29, 2032	Preferred Class A	268,983	$2.09	80	6	(17)
Total TMRW Life Sciences, Inc.							160	12

Sub-Total: Healthcare Technology (0.4%)*							$1,560	$2,977

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$6

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	16,964	$2.79	$48	$9
	Warrant	August 8, 2022	August 8, 2032	Common Stock	16,964	$2.79	48	8
Total Qwick, Inc.							96	17

Sub-Total: Human Resource Technology (0.0%)*							$134	$23

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

Digilens, Inc.	Warrant	January 16, 2020	March 24, 2025	Preferred Series A-1	12,155	$0.70	$4	$12	(17)
	Warrant	January 16, 2020	March 26, 2025	Preferred Series A-1	200,000	$0.70	65	204	(17)
Total Digilens, Inc.							69	216

Sub-total: Industrials (0.0%)*							$162	$216

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$375	$—

Firefly Systems, Inc.	Warrant	January 31, 2020	January 29, 2030	Common Stock	133,147	$1.14	$281	$121

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$28	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$735

Sub-Total: Marketing, Media, and Entertainment (0.1%)*							$798	$884

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	937,604	$0.99	$612	$352	(9)(19)

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$103	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,289	$0.69	$29	$19	(9)(17)

Elucent Medical, Inc.	Warrant	October 31, 2024	October 31, 2034	Preferred Series C-2	1,889,448	$0.30	$167	$210	(17)(19)

Lightforce Orthodontics, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Series D	73,065	$18.01	$286	$285	(17)(19)

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	1,197,127	$0.38	$110	$100	(9)(17)

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A	95,688	$5.01	$51	$77	(9)(17)(19)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Preferred Series D	623,615	$0.54	$120	$154	(9)(17)

Sub-Total: Medical Devices (0.2%)*							$1,868	$1,300

Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	243,868	$4.77	$841	$809	(19)

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Class A Common Stock	763,137	$0.28	$251	$260	(9)(17)(19)

Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$245	(17)
	Warrant	October 1, 2024	March 28, 2034	Preferred Series 3	384,615	$0.65	33	41	(17)
Total Metabolon, Inc.							677	286

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Preferred Class B	7,958	$53.40	$129	$154	(9)(17)

Sub-Total: Other Healthcare Services (0.2%)*							$1,898	$1,509

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Real Estate Technology
Homelight Lending, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$16

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$85.27	$209	$—	(21)
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—	(21)
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	18	(21)
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	6	(17)(21)
	Warrant	September 16, 2024	September 16, 2034	Preferred Series BB	93,951,849	$0.00	2,391	2,401	(17)(21)
	Warrant	September 23, 2023	September 23, 2033	Preferred Series AA-1	5,084,804	$0.09	—	—	(17)(21)
Total Knockaway, Inc.							2,865	2,425

Maxwell Financial Labs, Inc.	Warrant	October 7, 2020	October 7, 2030	Common Stock	106,735	$0.29	$20	$9
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	9
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	5
	Warrant	May 10, 2024	May 10, 2034	Common Stock	303,562	$0.27	83	26
	Warrant	July 1, 2024	May 10, 2034	Common Stock	303,562	$0.27	91	26
Total Maxwell Financial Labs, Inc.							376	75

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$111	(17)

Sub-Total: Real Estate Technology (0.3%)*							$3,242	$2,627

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$—

Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	31,572	$15.87	$441	$697	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Preferred Class B Common	499,366	$0.36	$166	$133	(9)(17)

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$860	(17)
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	194	(17)
Total Crowdtap, Inc.							51	1,054

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$16	(17)
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	22	(17)
Total Gtxcel, Inc.							166	38

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$686	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	237,623	$1.98	$503	$491	(19)

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$90

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	55,818	$1.98	$136	$147	(9)(19)

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$25	(9)

Sub-Total: SaaS (0.4%)*							$2,575	$3,361

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$83	$279	(9)(19)
	Warrant	September 27, 2024	September 27, 2034	Common Stock	156,677	$2.27	683	683	(9)(19)
Total Astranis Space Technology Corporation							766	962

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$23
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	4
Total Axiom Space, Inc.							160	27

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,286	$6.24	$144	$47	(9)(19)

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	64,087	$1.91	$258	$564	(9)(19)

Slingshot Aerospace, Inc.	Warrant	July 12, 2024	July 12, 2034	Common Stock	328,416	$0.46	$400	$389	(9)(19)

Kymeta Corporation	Warrant	July 3, 2024	July 3, 2034	Common Stock	3,995,407	$0.11	$331	$354	(9)(19)

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75	$256	$—	(17)

Sub-Total: Space Technology (0.3%)*							$2,315	$2,343

Supply Chain Technology
Macrofab, Inc.	Warrant	July 21, 2023	July 21, 2033	Common Stock	622,353	$2.02	$332	$67
	Warrant	April 11, 2024	April 11, 2034	Common Stock	392,157	$0.01	254	107
	Warrant	January 29, 2024	January 29, 2034	Common Stock	322,013	$2.02	128	35
Total Macrofab, Inc.							714	209

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	44,303	$1.99	$70	$63	(9)

Sub-Total: Supply Chain Technology (0.0%)*							$784	$272

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$2	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Class A Common	6,211	$64.42	$35	$—	(13)
	Warrant	February 23, 2022	February 23, 2027	Class A Common	486	$64.42	3	—	(13)
	Warrant	March 16, 2022	March 16, 2027	Class A Common	583	$64.42	3	—	(13)
	Warrant	April 18, 2022	April 18, 2027	Class A Common	5,336	$64.42	7	—	(13)
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock	1,224,752	$0.22	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Uveye, Inc.	Warrant	December 26, 2024	December 26, 2034	Preferred Ordinary	476,031	$2.36	$539	$523	(17)

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,271	$4.34	$95	$111

Sub-Total: Transportation Technology (0.1%)*							$1,260	$636

Total: Warrant Investments- United States (6.1%)*							$39,666	$50,111

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Europe

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Preferred Ordinary	11,771	€149.02	$130	$498	(17)

Sub-Total: Industrials (0.1%)*							$130	$498

Other Healthcare Services
Zandivio PLC	Warrant	October 29, 2024	October 29, 2034	Common Stock	132,042	€0.01	$771	$845	(19)

Sub-Total: Other Healthcare Services (0.1%)*							$771	$845

Space Technology
All.Space Networks, Limited.	Warrant	August 22, 2022	August 22, 2032	Common Stock	71,203	$21.79	$113	$—

Sub-Total: Space Technology (0.0%)*							$113	$—

Total: Warrant Investments- Europe (0.2%)*							$1,014	$1,343

Total: Warrant Investments- (6.3%)*							$40,680	$51,454

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6	$500	$564	(17)

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(21)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	1,087	(16)(21)
Total Vertical Communications, Inc.					3,966	1,087

viaPhoton Inc.	Equity	May 23, 2024	$740,000	SAFE Note	$370	$370

Sub-Total: Connectivity (0.2%)*					$4,836	$2,021

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$351	$—	(17)(21)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	—	(17)(21)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—	(21)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	43	(17)(21)
Total Project Frog, Inc.					4,621	43

Sub-Total: Construction Technology (0.0%)*					$4,621	$43

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$477	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Common Stock	$500	$1

Rinse, Inc.	Equity	December 30, 2024	290,242	Preferred Series D	$500	$496	(17)

Sub-Total: Consumer Products & Services (0.1%)*					$1,500	$974

Finance and Insurance
Busbot, Inc.	Equity	October 18, 2024	539,490	Preferred Series B-1	$500	$501.000	(10)(17)

Centivo Corporation	Equity	December 20, 2024	128,393	Preferred Series B-1	$375	$368.000	(9)(17)(19)

Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Empower Financial, Inc.	Equity	May 15, 2024	2,810,235	Preferred Series C Preferred	$20,000	$20,549
	Equity	May 15, 2024	300,285	Common Stock	4,023	1,424
Total Empower Financial, Inc.					24,023	21,973

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D-1	$500	$569	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$520	(10)(17)

Sub-Total: Finance and Insurance (2.9%)*					$26,288	$23,931

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	7,595	Common Stock	$500	$—

Athletic Brewing Company, LLC	Equity	August 1, 2024	2,144	Preferred Class B	$500	$501	(17)

Sub-Total: Food and Agriculture Technologies (0.1%)*					$1,000	$501

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	11,140	Preferred Series D-1	$325	$326	(9)(17)(19)

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$3,129	(11)(17)(21)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,658	(11)(17)(21)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	5,569	(11)(17)(21)
Total Edeniq, Inc.					—	10,356

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$304	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$291	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series D	$334	$345	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series D-1	405	342	(9)(17)
Total RTS Holding, Inc.					739	687

Sub-Total: Green Technology (1.5%)*					$2,064	$11,964

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B-1	$300	$302	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$103	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	116	(17)
Total Emerald Cloud Lab, Inc.					629	219

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$54	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(21)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(21)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(21)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-Total: Healthcare Technology (0.1%)*					$8,149	$575

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—

Sub-Total: Human Resource Technology (0.0%)*					$500	$—

Industrials
Digilens, Inc.	Equity	July 29, 2023	21,730	Preferred Series A-1	$14	$26	(17)
	Equity	September 18, 2024	9,498	Preferred Series A-1	8	12	(17)
	Equity	October 10, 2023	6,332	Preferred Series A-1	4	8	(17)
	Equity	January 12, 2024	12,205	Preferred Series A-1	7	15	(17)
	Equity	May 6, 2024	4,117	Preferred Series A-1	4	5	(17)
	Equity	June 9, 2024	2,617	Preferred Series A-1	2	3	(17)
	Equity	May 20, 2024	126,641	Preferred Series A-1	110	154	(17)
Total Digilens, Inc.					149	223

Sub-Total: Industrials (0.0%)*					$149	$223

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Preferred	$5,522	$6,186	(7)(10)(21)

EPT 16 LLC	Equity	June 28, 2024	—	Preferred	$9,215	$9,215	(7)(10)(17)(21)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	—	Preferred	$1	$4,851	(10)(17)(21)

Sub-Total: Multi-Sector Holdings (2.5%)*					$14,738	$20,252

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—	(21)
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	45	(17)(21)
	Equity	September 16, 2024	97,866,510	Preferred Series BB	2,500	2,510	(17)(21)
	Equity	September 7, 2023	3,409,997	Preferred Series AA-1	—	19	(17)(21)
Total Knockaway Inc.					3,250	2,574

Orchard Technologies, Inc.	Equity	August 6, 2021	2,938	Preferred Series 2	$29	$—	(17)
	Equity	March 16, 2023	97,060	Preferred Series 1	971	50	(17)
Total Orchard Technologies, Inc.					1,000	50

Maxwell Financial Labs, Inc	Equity	January 22, 2021	84,998	Preferred Series B	$313	$38	(17)
	Equity	May 10, 2024	229,972	Preferred Series B-1	365	155	(17)
	Equity	October 2, 2024	32,839	Preferred Series B-2	121	101	(17)
	Equity	October 2, 2024	17,804	Common Stock	66	2
Total Maxwell Financial Labs, Inc					865	296

Sub-Total: Real Estate Technology (0.4%)*					$5,115	$2,920

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$541	(9)(17)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$689	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$231	(9)(17)

Sub-total: SaaS (0.2%)*					$1,325	$1,461

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Series C Prime Preferred	$300	$133	(9)(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	592	(9)(17)
Total Astranis Space Technology Corporation					900	725

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C-1	$521	$449

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4	$500	$570	(17)
	Equity	December 11, 2023	31,831	Preferred B-1	300	341	(9)(17)
Total Hadrian Automation, Inc.					800	911

Impulse Space, Inc.	Equity	August 30, 2024	35,754	Preferred Series B	$500	$492	(17)

Sub-total: Space Technology (0.3%)*					$2,721	$2,577

Supply Chain Technology
Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred C-1 Preferred	$500	$248	(17)

Sub-total: Supply Chain Technology (0.0%)*					$500	$248

Transportation Technology
NextCar Holding Company, Inc.	Equity	April 18, 2023	2,688,971	Preferred Series A-6	$—	$—	(17)

Sub-total: Transportation Technology (0.0%)*					$—	$—

Total: Equity Investments- United States (8.2%)*					$73,506	$67,690

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	250	Preferred Series A	$3,049	$2,614	(10)(17)
	Equity	July 24, 2024	50,000	Common Stock	1,370	1,008	(10)
Total Nexii, Inc.					4,419	3,622

Sub-Total: Construction Technology (0.4%)*					$4,419	$3,622

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Series 2 Seed	$660	$673	(10)(21)

Sub-total: Supply Chain Technology (0.1%)*					$660	$673

Total: Equity Investments- Canada (0.5%)*					$5,079	$4,295

Total: Equity Investments (8.7%)*					$78,585	$71,985

Total Investment in Securities (209.7%)*					$1,760,226	$1,725,570

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$3,750	$3,750
Other cash accounts					5,877	5,877
Cash and Cash Equivalents (1.2%)*					9,627	9,627

Total Portfolio Investments and Cash and Cash Equivalents (210.8%) of net assets)					$1,769,853	$1,735,197

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of December 31, 2024, Trinity Capital Inc. (the “Company”) had five foreign domiciled portfolio companies, two of which are based in Canada and three of which are based in Europe. In total, these foreign domiciled portfolio investments represent 6.3% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

(6)
Except as noted, all investments were valued at fair value as determined in good faith by the Company’s Board of Directors (the “Board”) using Level 3 inputs.
(7)
Asset is valued at fair value as determined in good faith by the Company's Board using Level 1 and Level 2 inputs.
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of December 31, 2024, the U.S. Prime Rate (“Prime”) was 7.50% and the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate and 3-Month Term Rate were 4.33% and 4.31%, respectively.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 14.6% of the Company’s total assets as of December 31, 2024. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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
(18)
Investment is on non-accrual status as of December 31, 2024 and is therefore considered non-income producing.
(19)
EPT 16 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(20)
Investment has an unfunded commitment as of December 31, 2024 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

(21)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of December 31, 2024, along with transactions during the year ended December 31, 2024 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2023	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	December 31, 2024	Dividend Income
For the Year Ended December 31, 2024
Control Investments
Edeniq, Inc.	$11,386	$873	$(3,036)	$—	$8,882	$18,105	$1,075
3Q GoFor Holdings, LP	4,222	988	(7,148)	(4,226)	6,164	—	—
Project Frog, Inc.	8	—	—	—	36	44	—
Vertical Communications, Inc.	16,745	264	(150)	—	(251)	16,608	1,819
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	67
Knockaway, Inc.	22,989	29,252	(2,416)	—	(684)	49,141	5,803
Trinity Capital Adviser, LLC	—	1	—	—	4,850	4,851	—
Total Control Investments	$55,850	$31,378	$(12,750)	$(4,226)	$18,997	$89,249	$8,764

Affiliate Investments
EPT 16 LLC	$—	$9,215	$—	$—	$—	$9,215	$—
GoFor Delivers, Inc.	—	6,687	—	—	(246)	6,441	393
Senior Credit Corp 2022 LLC	11,335	7,401	—	—	335	19,071	2,510
Total Affiliate Investments	$11,335	$23,303	$—	$—	$89	$34,727	$2,903

Total Control and Affiliate Investments	$67,185	$54,681	$(12,750)	$(4,226)	$19,086	$123,976	$11,667

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Connectivity
Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,750	$15,406	$15,406	(8)(14)(20)

viaPhoton, Inc.	Secured Loan	March 31, 2022	April 1, 2027	Variable interest rate Prime + 6.6% or Floor rate 9.9%; EOT 5.0%	$15,000	$15,330	$14,209	(14)

Sub-total: Connectivity (2.3%)*					$27,750	$30,736	$29,615

Consumer Products & Services
Eterneva, Inc.	Equipment Financing	November 24, 2021	December 1, 2025	Fixed interest rate 10.6%; EOT 11.5%	$294	$343	$325	(14)
	Equipment Financing	March 16, 2022	April 1, 2026	Fixed interest rate 10.4%; EOT 11.5%	462	521	497	(14)
	Equipment Financing	June 17, 2022	July 1, 2026	Fixed interest rate 16.2%; EOT 11.5%	1,315	1,441	1,402	(14)
Total Eterneva, Inc.					2,071	2,305	2,224

Happiest Baby, Inc.	Equipment Financing	January 22, 2021	May 1, 2024	Fixed interest rate 8.4%; EOT 9.5%	$116	$210	$207

Molekule, Inc.	Equipment Financing	June 19, 2020	January 1, 2024	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$266	(18)
	Equipment Financing	September 29, 2020	April 1, 2025	Fixed interest rate 12.3%; EOT 10.0%	273	347	233	(18)
	Equipment Financing	December 18, 2020	July 1, 2025	Fixed interest rate 11.9%; EOT 10.0%	473	584	403	(18)
	Equipment Financing	August 25, 2021	March 1, 2026	Fixed interest rate 11.3%; EOT 10.0%	385	454	329	(18)
Total Molekule, Inc.					1,443	1,980	1,231

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$5,000	$4,975	$4,967	(8)(14)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	5,000	4,921	5,010	(8)(14)
Total Ogee, Inc.					10,000	9,896	9,977

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.0%	$1,531	$1,610	$1,588	(8)

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	$13,611	$13,919	$14,023	(8)
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	1,944	1,996	2,015	(8)
Total Quip NYC, Inc.					15,555	15,915	16,038

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$5,000	$5,031	$5,099	(8)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	4,000	3,928	4,033	(8)
Total Rinse, Inc.					9,000	8,959	9,132

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0%	$2,803	$2,817	$2,719	(8)

UnTuckIt, Inc.	Secured Loan	January 16, 2020	June 1, 2025	Fixed interest rate 12.0%; EOT 3.8%	$8,170	$8,928	$8,721	(14)

VitaCup, Inc.	Secured Loan	June 23, 2021	January 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0%	$6,000	$5,772	$5,515	(8)

Whoop, Inc.	Secured Loan	May 17, 2023	June 1, 2028	Variable interest rate Prime + 5.3% or Floor rate 13.0%; EOT 2.5%	$23,625	$23,106	$23,226	(8)(9)(14)

Sub-total: Consumer Products & Services (6.1%)*					$80,314	$81,498	$80,578

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equipment Financing	December 7, 2021	September 1, 2026	Fixed interest rate 11.1%; EOT 7.0%	$19,878	$20,510	$20,166
	Equipment Financing	March 16, 2022	September 1, 2026	Fixed interest rate 11.2%; EOT 7.0%	4,964	5,105	5,032
	Equipment Financing	December 15, 2023	January 1, 2028	Fixed interest rate 11.2%; EOT 8.0%	10,000	9,992	9,992
Total Athletic Brewing Company, LLC					34,842	35,607	35,190

Bowery Farming, Inc.	Secured Loan	September 10, 2021	September 10, 2026	Variable interest rate SOFR 30 Day Forward + 10.0% or Floor rate 1.0%	$8,660	$7,947	$5,521	(8)(14)(15)(18)

Daring Foods, Inc.	Equipment Financing	April 8, 2021	May 1, 2024	Fixed interest rate 9.6%; EOT 7.5%	$63	$100	$99
	Equipment Financing	August 31, 2021	September 1, 2024	Fixed interest rate 10.0%; EOT 7.5%	150	194	191
	Equipment Financing	November 1, 2021	December 1, 2024	Fixed interest rate 9.4%; EOT 7.5%	356	427	421
	Equipment Financing	March 8, 2022	April 1, 2025	Fixed interest rate 9.5%; EOT 7.5%	1,026	1,162	1,141
	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	480	537	528
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	255	279	276
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	629	682	678
Total Daring Foods, Inc.					2,959	3,381	3,334

DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$12,414	$12,816	$13,002	(9)(14)

Emergy, Inc.	Equipment Financing	January 8, 2021	May 1, 2024	Fixed interest rate 9.1%; EOT 8.5%	$68	$117	$114	(14)
	Equipment Financing	December 15, 2021	July 1, 2025	Fixed interest rate 9.3%; EOT 11.5%	5,176	6,143	5,771	(14)
	Equipment Financing	December 13, 2022	July 1, 2026	Fixed interest rate 12.6%; EOT 11.5%	8,101	8,652	8,244	(9)(14)
Total Emergy, Inc.					13,345	14,912	14,129

Intelligent Brands, Inc. (f.k.a. Sun Basket, Inc.)	Secured Loan	December 31, 2020	June 30, 2024	Variable interest rate Prime + 9.5% or Floor rate 11.8%; EOT 5.8%	$9,518	$10,609	$10,545	(8)

The Fynder Group, Inc.	Equipment Financing	October 14, 2020	May 1, 2024	Fixed interest rate 9.1%; EOT 10.0%	$76	$137	$135
	Equipment Financing	March 31, 2022	October 1, 2025	Fixed interest rate 9.3%; EOT 10.0%	1,600	1,776	1,718
Total The Fynder Group, Inc.					1,676	1,913	1,853

Sub-total: Food and Agriculture Technologies (6.4%)*					$83,414	$87,185	$83,574

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Green Technology
Bolb, Inc.	Equipment Financing	October 12, 2021	November 1, 2024	Fixed interest rate 10.3%; EOT 6.0%	$527	$621	$606

Commonwealth Fusion Systems, LLC	Equipment Financing	September 10, 2021	October 1, 2024	Fixed interest rate 9.5%; EOT 8.5%	$648	$835	$818	(14)
	Equipment Financing	October 20, 2021	November 1, 2024	Fixed interest rate 9.7%; EOT 8.5%	208	261	255	(14)
	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	5,181	5,202	5,442	(9)(14)
Total Commonwealth Fusion Systems, LLC					6,037	6,298	6,515

Dandelion Energy, Inc.	Equipment Financing	March 17, 2020	April 1, 2024	Fixed interest rate 9.0%; EOT 12.5%	$40	$109	$106	(14)
	Equipment Financing	October 27, 2020	November 1, 2024	Fixed interest rate 9.2%; EOT 12.5%	135	203	195	(14)
	Equipment Financing	November 19, 2020	December 1, 2024	Fixed interest rate 9.1%; EOT 12.5%	180	261	250	(14)
	Equipment Financing	December 29, 2020	January 1, 2025	Fixed interest rate 9.2%; EOT 12.5%	224	317	302	(14)
	Equipment Financing	March 25, 2021	April 1, 2025	Fixed interest rate 9.1%; EOT 12.5%	520	687	651	(14)
	Equipment Financing	December 1, 2021	January 1, 2026	Fixed interest rate 8.8%; EOT 12.5%	737	865	811	(14)
	Equipment Financing	April 8, 2022	May 1, 2026	Fixed interest rate 8.9%; EOT 12.5%	1,400	1,581	1,481	(14)
	Equipment Financing	May 27, 2022	June 1, 2026	Fixed interest rate 9.2%; EOT 12.5%	651	729	686	(14)
	Equipment Financing	June 13, 2022	July 1, 2026	Fixed interest rate 9.5%; EOT 12.5%	999	1,110	1,045	(14)
	Equipment Financing	August 24, 2022	September 1, 2026	Fixed interest rate 11.1%; EOT 12.5%	391	426	409	(9)(14)
	Equipment Financing	November 10, 2022	December 1, 2026	Fixed interest rate 11.6%; EOT 12.5%	364	392	383	(9)(14)
	Equipment Financing	April 12, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 12.5%	835	868	858	(9)(14)
	Equipment Financing	June 29, 2023	July 1, 2027	Fixed interest rate 12.7%; EOT 12.5%	694	711	709	(9)(14)
Total Dandelion Energy, Inc.					7,170	8,259	7,886

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$1,373	$1,492	$1,469	(14)
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	10,000	9,965	9,965	(14)
Total Electric Hydrogen Co.					11,373	11,457	11,434

Hi-Power, LLC	Equipment Financing	September 30, 2021	April 1, 2025	Fixed interest rate 12.4%; EOT 1.0%	$2,826	$2,884	$2,885
	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	2,916	2,921	2,934
Total Hi-Power, LLC					5,742	5,805	5,819

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$4,489	$4,926	$4,695	(14)
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	2,288	2,478	2,383	(14)
Total SeaOn Global, LLC					6,777	7,404	7,078

Edeniq, Inc.	Secured Loan	November 30, 2021	June 1, 2025	Fixed interest rate 11.0%; EOT 5.7%	$2,849	$2,163	$2,993	(14)(20)

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$20,000	$19,061	$19,434	(8)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	20,000	18,995	19,364	(8)
Total Footprint International Holding, Inc.					40,000	38,056	38,798

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$28,579	$29,068	$28,286

RTS Holding, Inc.	Secured Loan	December 31, 2021	January 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5% + PIK Interest Rate 4.3%; EOT 3.0%	$13,800	$14,766	$14,871	(9)(14)(15)
	Secured Loan	October 21, 2022	November 1, 2027	Variable interest rate Prime + 7.25% or Floor rate 13.5%; EOT 3.0%	7,200	7,202	7,232	(9)(14)
Total RTS Holding, Inc.					21,000	21,968	22,103

Sub-total: Green Technology (10.0%)*					$130,054	$131,099	$131,518

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.0%	$20,000	$19,696	$19,990	(8)(14)

Sub-total: Supply Chain Technology (1.5%)*					$20,000	$19,696	$19,990

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	$6,012	$6,014	$5,053	(8)(15)
	Secured Loan	December 15, 2021	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	2,405	2,405	2,022	(8)(15)
	Secured Loan	February 23, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,006	3,006	2,528	(8)(15)
	Secured Loan	March 16, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,607	3,607	3,033	(8)(15)
	Secured Loan	April 18, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,006	3,006	2,528	(8)(15)
	Secured Loan	April 18, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,006	3,006	2,528	(8)(15)
	Secured Loan	May 17, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	6,012	6,012	5,055	(8)(15)
	Secured Loan	June 22, 2022	March 31, 2024	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 5.3%	3,006	3,006	2,528	(8)(15)
Total NextCar Holding Company, Inc.					30,060	30,062	25,275

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,000	$8,900	$8,785	(8)(9)(14)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	406	400	321	(9)(14)
Total Get Spiffy, Inc.					9,406	9,300	9,106

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$5,000	$5,061	$4,757	(8)

Sub-total: Transportation Technology (3.0%)*					$44,466	$44,423	$39,138

Total: Debt Securities- United States (90.8%)*					$1,196,893	$1,206,026	$1,189,353

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Canada

Construction Technology
Nexii Building Solutions, Inc.	Secured Loan	August 27, 2021	August 27, 2025	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%	$10,659	$11,055	$4,091	(8)(10)(15)(18)
	Secured Loan	June 8, 2022	June 8, 2026	Variable interest rate Prime + 7.0% or Floor rate 10.3%; EOT 2.5%	5,329	5,527	2,045	(8)(10)(15)(18)
	Secured Loan	June 21, 2023	March 31, 2024	Variable interest rate Prime + 7.0% or Floor rate 10.3%	1,785	1,785	669	(8)(10)(14)(15)(18)
Total Nexii Building Solutions, Inc.					17,773	18,367	6,805

Sub-total: Construction Technology (0.5%)*					$17,773	$18,367	$6,805

Supply Chain Technology
GoFor Industries, Inc.	Secured Loan	January 21, 2022	February 1, 2026	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 2.5%	$9,570	$9,385	$4,222	(8)(10)(18)(20)

Sub-total: Supply Chain Technology (0.3%)*					$9,570	$9,385	$4,222

Total: Debt Securities- Canada (0.8%)*					$27,343	$27,752	$11,027

Debt Securities- Europe

Industrials
Aledia, Inc.	Equipment Financing	March 31, 2022	April 1, 2025	Fixed interest rate 9.0%; EOT 7.0%	$8,139	$9,171	$8,981	(10)(14)
	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	625	684	673	(10)(14)
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	899	970	958	(10)(14)
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	1,498	1,602	1,590	(10)(14)
Total Aledia, Inc.					11,161	12,427	12,202

Sub-total: Industrials (0.9%)*					$11,161	$12,427	$12,202

Space Technology
All.Space Networks, Limited.	Secured Loan	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5%	$9,539	$9,565	$9,495	(8)(10)(14)

Sub-total: Space Technology (0.7%)*					$9,539	$9,565	$9,495

Total: Debt Securities- Europe (1.7%)*					$20,700	$21,992	$21,697

Total: Debt Securities (93.3%)(19)*					$1,244,936	$1,255,770	$1,222,077

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
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 12.8% of the Company's total assets as of December 31, 2023. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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

TRINITY CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Trinity Capital Inc. (“Trinity Capital” and, together with its subsidiaries, the “Company”) is a specialty lending company focused on providing debt, including loans, equipment financings and asset-based lending, to growth-oriented companies, including institutional investor-backed companies. Trinity Capital was formed on August 12, 2019 as a Maryland corporation and commenced operations on January 16, 2020. Prior to January 16, 2020, Trinity Capital had no operations, except for matters relating to its formation and organization as a business development company (“BDC”).

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

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC (the “JV”), a Delaware limited liability company. The JV invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. Refer to “Note 12 – Related Party Transactions” for additional information.

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

In accordance with Rule 10‑01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1‑02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of December 31, 2024 and December 31, 2023, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Given the nature of lending to venture capital-backed growth-oriented companies, 99.1%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Debt Securities

The debt securities identified on the Consolidated Schedule of Investments are secured loans and equipment financings made to growth-oriented companies. For portfolio investments in debt securities for which the Company has determined that third-party quotes or other independent pricing are not available, the Company generally estimates the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using an income approach.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of December 31, 2024 and December 31, 2023, cash and cash equivalents consisted of $9.6 million and $4.8 million, respectively, of which $3.8 million and $3.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund with a yield between 3% - 6%. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of December 31, 2024 and December 31, 2023, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right-of-use assets, prepaid expenses, escrow receivables, deferred offering costs, and security deposits for operating leases.

Escrow Receivables

Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period of one year and may accrue interest during the escrow period. Escrow balances are measured for collectability on at least a quarterly basis and fair value is determined based on the amount of the estimated recoverable balances and the contractual maturity date. As of December 31, 2024, and December 31, 2023, there were no material past due escrow receivables. As of December 31, 2024, the Company did not have any escrow receivables. The escrow receivable balance as of December 31, 2023 totaled $2.4 million and was measured at fair value and held in accordance with ASC 820.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $9.1 million, $8.0 million, and $0.3 million in PIK interest income during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $1.6 million and $0.6 million in dividend income during the year ended December 31, 2024 and December 31, 2023, respectively, and no dividend income was recorded during the year ended December 31, 2022.

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

As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2023, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $60.8 million, and a total fair value of approximately $43.2 million, or 3.5%, of the fair value of the Company’s debt investment portfolio.

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

Stock-Based Compensation

The Company has issued and may, from time to time, issue restricted stock to its officers and employees under the 2019 Trinity Capital Inc. Long Term Incentive Plan, as amended, and to its non-employee directors under the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, as amended. The Company accounts for its stock-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes the fair value of the awards as stock-based compensation expense over the requisite service period, which is generally the vesting term.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of December 31, 2024 and December 31, 2023. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Note 3. Investments

The Company provides debt, including loans and equipment financings, to growth-oriented companies, including venture capital-backed companies and companies with institutional equity investors, primarily in the United States. The Company’s investment strategy includes making investments consisting primarily of term loans and equipment financings, and, to a lesser extent, working capital loans, equity, and equity-related investments. In addition, the Company may obtain warrants or contingent exit fees at funding from many of its portfolio companies.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$319,278	18.1%	$322,735	18.7%	$139,399	10.6%	$133,344	10.5%
Medical Devices	170,923	9.7%	172,395	10.0%	68,717	5.2%	70,320	5.5%
Green Technology	146,851	8.3%	158,852	9.2%	138,510	10.5%	143,279	11.2%
SaaS	144,896	8.2%	146,778	8.5%	34,257	2.6%	34,440	2.7%
Other Healthcare Services	142,430	8.1%	143,186	8.3%	—	—	—	—
Space Technology	141,163	8.0%	142,034	8.2%	185,384	14.1%	186,335	14.6%
Real Estate Technology	101,825	5.8%	93,587	5.4%	94,878	7.2%	91,344	7.2%
Artificial Intelligence & Automation	83,505	4.7%	84,448	4.9%	34,732	2.6%	34,435	2.7%
Healthcare Technology	78,381	4.5%	71,853	4.2%	89,038	6.8%	84,917	6.6%
Biotechnology	56,547	3.2%	57,836	3.4%	56,173	4.3%	55,810	4.4%
Consumer Products & Services	56,210	3.2%	54,607	3.2%	85,683	6.5%	83,722	6.6%
Transportation Technology	62,735	3.6%	41,547	2.4%	45,024	3.4%	39,532	3.1%
Marketing, Media, and Entertainment	38,749	2.2%	38,479	2.2%	49,145	3.7%	47,526	3.7%
Connectivity	36,099	2.1%	35,249	2.0%	36,191	2.7%	34,219	2.7%
Multi-Sector Holdings(1)	27,623	1.6%	33,137	1.9%	11,006	0.8%	11,335	0.9%
Education Technology	33,275	1.9%	29,740	1.7%	18,975	1.4%	15,285	1.2%
Human Resource Technology	33,421	1.9%	28,891	1.7%	31,142	2.4%	30,595	2.4%
Supply Chain Technology	29,765	1.7%	28,535	1.7%	30,414	2.3%	24,556	1.9%
Food and Agriculture Technologies	31,824	1.8%	24,469	1.4%	90,967	6.9%	88,707	7.0%
Industrials	11,772	0.7%	9,677	0.6%	21,995	1.7%	23,113	1.8%
Construction Technology	9,443	0.5%	4,042	0.2%	24,141	1.8%	6,813	0.5%
Digital Assets Technology and Services	3,511	0.2%	3,493	0.2%	33,545	2.5%	35,553	2.8%
Total	$1,760,226	100.0%	$1,725,570	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Note 12 – Related Party Transactions” in the notes to the consolidated financial statements for further discussion.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$543,501	30.7%	$543,102	31.5%	$468,917	35.5%	$464,909	36.5%
Northeast	494,131	28.1%	475,944	27.6%	392,739	29.8%	383,008	29.9%
Mountain	191,244	10.9%	180,644	10.5%	118,126	9.0%	110,681	8.7%
Southeast	184,636	10.5%	180,002	10.4%	43,878	3.3%	42,129	3.3%
South	162,180	9.2%	164,654	9.5%	169,014	12.8%	172,746	13.5%
Midwest	104,074	5.9%	96,193	5.6%	64,535	4.9%	56,945	4.5%
Multi-Sector Holdings (1)	27,623	1.6%	33,137	1.9%	11,006	0.8%	11,335	0.9%
International:
Western Europe	41,366	2.4%	41,455	2.4%	22,235	1.7%	22,400	1.8%
Canada	11,471	0.7%	10,439	0.6%	28,866	2.2%	11,027	0.9%
Total	$1,760,226	100.0%	$1,725,570	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC and EPT 16 LLC. These entities invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly. See “Note 12 – Related Party Transactions” in the notes to the consolidated financial statements for further discussion.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024				December 31, 2023
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,322,999	75.1%	$1,286,668	74.5%	$918,836	69.7%	$885,299	69.5%
Equipment Financings	317,962	18.1%	315,463	18.3%	336,934	25.5%	336,778	26.4%
Equity	78,585	4.5%	71,985	4.2%	33,302	2.5%	19,576	1.5%
Warrants	40,680	2.3%	51,454	3.0%	30,244	2.3%	33,527	2.6%
Total	$1,760,226	100.0%	$1,725,570	100.0%	$1,319,316	100.0%	$1,275,180	100.0%

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

The Company’s investments consist of growth-oriented companies, many of which have relatively limited operating histories and may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Company’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the debt.

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of December 31, 2024 and December 31, 2023, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$1,286,668	$—	$1,286,668
Equipment Financings	—	—	315,463	—	315,463
Warrants	—	—	51,454	—	51,454
Equity	—	—	56,584	15,401	71,985
Total Investments at fair value	—	—	1,710,169	15,401	1,725,570
Cash and cash equivalents	9,627	—	—	—	9,627
Total	$9,627	$—	$1,710,169	$15,401	$1,735,197

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

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of December 31, 2024.

	Fair Value as of
	December 31, 2024	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,206,947	Discounted Cash Flows	Hypothetical Market Yield	9.6% - 56.3%	16.3%

	369,600	Cost approximates fair value (6)	n/a	n/a	n/a

	—	Transaction Precedent (7)	Transaction Price	n/a	n/a

	12,699	Scenario Analysis	Probability Weighting of Alternative Outcomes	1.0% - 100.0%	n/a

Debt investment in the JV	12,885	Enterprise Value (8)	n/a	n/a	n/a

Equity investments	56,584	Market Approach	Revenue Multiple (3)	0.5x - 34.9x	3.4	x
			Volatility (5)	40.1% - 118.8%	55.4%
			Risk-Free Interest Rate	4.2% - 4.3%	4.3%
			Estimated Time to Exit (in years)	1.0 - 4.5	2.8

Warrants	51,454	Market Approach	Revenue Multiple (3)	0.2x - 34.9x	4.1	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	35.4% - 127.9%	61.0%
			Risk-Free Interest Rate	4.2% - 4.4%	4.3%
			Estimated Time to Exit (in years)	0.7 - 5.0	2.4

Total Level 3 Investments	$1,710,169

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity, warrant and escrow receivables portfolio investments for the year ended December 31, 2024 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivables	Total
Fair Value as of December 31, 2023	$1,222,077	$15,150	$31,201	$2,441	$1,270,869
Purchases, net of deferred fees	1,180,013	6,709	20,774	—	1,207,496
Non-cash conversions (1)	(25,674)	31,802	(6,128)	—	—
Transfers into/(out of) Level 3 (2)	(28,315)	—	—	—	(28,315)
Proceeds from sales and paydowns	(759,113)	(11,477)	8,006	(2,441)	(765,025)
Accretion of OID, EOT, and PIK payments	39,574	—	—	—	39,574
Net realized gain/(loss)	(21,294)	7,826	(9,962)	—	(23,430)
Net change in unrealized appreciation/(depreciation)	(5,137)	6,574	7,563	—	9,000
Fair Value as of December 31, 2024	$1,602,131	$56,584	$51,454	$—	$1,710,169

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of December 31, 2024	$(24,105)	$4,631	$1,996	$—	$(17,478)

(1)
The non-cash conversion includes the exercise of debt and warrant positions to equity positions during the period.
(2)
Transfers out of Level 3 during the year ended December 31, 2024, were related to the conversion of debt to equity in one publicly-traded portfolio company. During the year ended December 31, 2024, there were no transfers into Level 3.

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

Fair Value of Financial Instruments Carried at Cost

As of December 31, 2024 and December 31, 2023, the carrying value of the KeyBank Credit Facility was approximately $113.0 million and $213.0 million, respectively. The carrying value of the KeyBank Credit Facility as of December 31, 2024 and December 31, 2023 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2024 and December 31, 2023, the carrying value of the 2025 Notes was approximately $152.4 million and $180.5 million, respectively, net of unamortized deferred financing costs of $0.1 million and $2.0 million, respectively. The 2025 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2025 Notes as of December 31, 2024 and December 31, 2023 was approximately $152.9 million and $183.4 million, respectively, based on the market closing price of the 2025 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINL”.

As of December 31, 2024 and December 31, 2023, the carrying value of the Convertible Notes was approximately $49.4 million and $48.8 million, respectively, net of unamortized deferred financing costs and discount of $0.6 million and $1.2 million, respectively. The Convertible Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Convertible Notes as of December 31, 2024 and December 31, 2023 was approximately $66.2 million and $50.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2024 and December 31, 2023, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $124.1 million and $123.5 million, respectively, net of unamortized deferred financing costs and discount of $1.0 million and $1.5 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of December 31, 2024, and December 31, 2023, was approximately $114.1 million and $111.5 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2024, and December 31, 2023, the carrying value of the 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.3 million, and $73.9 million, respectively, net of unamortized deferred financing fees of $0.7 million and $1.1 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 - Borrowings.” The fair value of the Company’s December 2026 Notes as of December 31, 2024 and December 31, 2023 was approximately $68.6 million and $66.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2024, the carrying value of the Company's 7.875% Notes due 2029 (the “March 2029 Notes”) was approximately $112.1 million, net of unamortized deferred financing fees of $2.9 million. The March 2029 Notes have a fixed interest rate as discussed “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of December 31, 2024 was approximately $116.2 million, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”. The March 2029 Notes began trading on July 1, 2024 and there was no fair value as of December 31, 2023.

As of December 31, 2024, the carrying value of the Company's 7.875% Notes due September 2029 (the “September 2029 Notes”) was approximately $111.6 million, net of unamortized deferred financing fees of $3.4 million. The September 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's September 2029 Notes as of December 31, 2024 was approximately $118.0 million, based on the market closing price of the September 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINI”. The September 2029 Notes began trading on July 22, 2024 and there was no fair value as of December 31, 2023.

As of December 31, 2024, the carrying value of the Series A Senior Notes (the “Series A Notes”) was approximately $140.9 million, net of unamortized deferred financing costs and discount of $1.7 million. The Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Series A Notes as of December 31, 2024 was approximately $142.5 million, which was estimated using a relative market yield approach with Level 3 inputs.

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

The KeyBank Credit Facility includes a commitment of $600.0 million from KeyBank and other banks and allows the Company, through TCF, to borrow up to $690.0 million. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Adjusted Term SOFR plus 2.85% to 3.25%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 62% on eligible first lien loans and up to 47% on eligible second lien loans.

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

During the year ended December 31, 2024, the Company borrowed $829.4 million and made repayments of $929.4 million under the KeyBank Credit Facility.

The Company incurred approximately $9.0 million of initial and additional financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2024, and December 31, 2023, unamortized deferred financing costs related to the KeyBank Credit Facility were $6.6 million and $2.1 million, respectively. As of December 31, 2024 and December 31, 2023, the Company had a borrowing availability of approximately $487.0 million and $137.0 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stated interest expense	$20,492	$15,468	$8,033
Amortization of deferred financing costs	1,061	817	766
Total interest and amortization of deferred financing costs	$21,553	$16,285	$8,799

Weighted average effective interest rate	9.1%	9.0%	5.9%
Weighted average outstanding balance	$235,705	$180,399	$149,911

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

On May 17, 2024 (the “May Redemption”), the Company redeemed $30.0 million in aggregate principal amount of the $182.5 million in aggregate principal amount of the then outstanding 2025 Notes. As of December 31, 2024, the outstanding aggregate principal amount of the 2025 Notes was $152.5 million.

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters’ discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of December 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the 2025 Notes were $0.1 million and $2.0 million, respectively.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stated interest expense	$11,468	$12,775	$10,527
Amortization of deferred financing costs	1,948	1,990	1,584
Total interest and amortization of deferred financing costs	$13,416	$14,765	$12,111

Weighted average effective interest rate	8.2%	8.1%	8.0%
Weighted average outstanding balance	$163,730	$182,500	$150,575

For additional information regarding the 2025 Notes, see “Note 15 – Subsequent Events.”

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

The Convertible Notes bear interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. If an investment grade rating is not maintained with respect to the Convertible Notes, additional interest of 0.75% per annum will accrue on the Convertible Notes until such time as the Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. The rating remained at investment grade as of December 31, 2024. The Convertible Notes mature on December 11, 2025 (the “Convertible Notes Maturity Date”), unless earlier converted or repurchased in accordance with their terms.

Holders may convert their Convertible Notes, at their option, at any time on or prior to the close of business on the business day immediately preceding the Convertible Notes Maturity Date. The conversion rate was initially 66.6667 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). Effective immediately after the close of business on December 31, 2024, the conversion rate changed to 81.6439 shares of the Company’s common stock, per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $12.25 per share of common stock) as a result of a certain cash dividend of the Company. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, further described in the Convertible Note Indenture, that occur prior to the Convertible Notes Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, per $1,000 principal amount of the Convertible Notes, equal to the then existing conversion rate.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	December 31, 2024	December 31, 2023
Principal amount of debt	$50,000	$50,000
Unamortized debt financing cost	(356)	(733)
Original issue discount, net of accretion	(249)	(510)
Carrying value of Convertible Notes	$49,395	$48,757

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stated interest expense	$3,000	$3,000	$3,000
Amortization of deferred financing costs and original issue discount	645	639	639
Total interest and amortization of deferred financing costs and original issue discount	$3,645	$3,639	$3,639

Weighted average effective interest rate	7.3%	7.3%	7.3%
Weighted average outstanding balance	$50,000	$50,000	$50,000

For additional information regarding the Convertible Notes, see “Note 15 – Subsequent Events.”

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of December 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the August 2026 Notes were $1.0 million and $1.5 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stated interest expense	$5,469	$5,469	$5,453
Amortization of deferred financing costs	582	577	577
Total interest and amortization of deferred financing costs	$6,051	$6,046	$6,030

Weighted average effective interest rate	4.8%	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000	$125,000

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of December 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the December 2026 Notes were $0.7 million and $1.1 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stated interest expense	$3,188	$3,188	$3,188
Amortization of deferred financing costs	379	373	372
Total interest and amortization of deferred financing costs	$3,567	$3,561	$3,560

Weighted average effective interest rate	4.8%	4.7%	4.7%
Weighted average outstanding balance	$75,000	$75,000	$75,000

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

The March 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINZ” on April 1, 2024.

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.4 million, which were capitalized and deferred. As of December 31, 2024, unamortized deferred financing costs related to the March 2029 Notes were $2.9 million. There were no unamortized deferred financing costs as of December 31, 2023.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stated interest expense	$6,868	$—	$—
Amortization of deferred financing costs	511	—	—
Total interest and amortization of deferred financing costs	$7,379	$—	$—

Weighted average effective interest rate	8.4%	—%	—%
Weighted average outstanding balance	$87,350	$—	$—

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

The September 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINI” on July 22, 2024.

Aggregate offering costs in connection with the September 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.8 million, which were capitalized and deferred. As of December 31, 2024, unamortized deferred financing costs related to the September 2029 Notes were $3.4 million. There were no unamortized deferred financing costs as of December 31, 2023.

The components of interest expense and related fees for the September 2029 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stated interest expense	$4,075	$—	$—
Amortization of deferred financing costs	320	—	—
Total interest and amortization of deferred financing costs	$4,395	$—	$—

Weighted average effective interest rate	8.5%	—%	—%
Weighted average outstanding balance	$51,844	$—	$—

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

Aggregate offering costs in connection with the Series A Notes issuance, including the underwriters’ discount and commissions, were approximately $1.7 million, which were capitalized and deferred. As of December 31, 2024, unamortized deferred financing costs related to the Series A Notes were $1.7 million. There were no unamortized deferred financing costs as of December 31, 2023.

The components of interest expense and related fees for the Series A Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stated interest expense	$1,861	$—	$—
Amortization of deferred financing costs	81	—	—
Total interest and amortization of deferred financing costs	$1,942	$—	$—

Weighted average effective interest rate	7.9%	—%	—%
Weighted average outstanding balance	$24,529	$—	$—

As of December 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the Convertible Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture and the Note Purchase Agreement.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2024 and December 31, 2023 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of December 31, 2024 and December 31, 2023 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

As of December 31, 2024, the Company had aggregate unfunded commitments of $31.2 million to two portfolio companies, as well as unfunded commitments of $3.0 million and $0.8 million for the JV and EPT 16, respectively, which represented the Company's uncalled capital commitments. As of December 31, 2023, the Company had unfunded commitments of $10.4 million for the JV.

The Company did not have any other off-balance sheet financings or liabilities as of December 31, 2024 and December 31, 2023. The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified significant operating leases for its headquarters in Phoenix, AZ and office spaces in San Diego, CA. The lease for the Company's Phoenix headquarters commenced on July 10, 2021, and was most recently amended on September 17, 2024. Amendments since commencement include (i) additional office space and (ii) an extension to the term of the lease through May 31, 2031. The lease for Suite 200 in the Company's San Diego office commenced on March 10, 2023, and expires on January 31, 2026. The Company entered into a second lease in San Diego for Suite 203, which commenced on June 1, 2024, and expires on November 14, 2025. As of December 31, 2024, the weighted-average remaining lease term for the operating leases was 6.1 years.

The total lease expense incurred for the years ended December 31, 2024, 2023 and 2022 was approximately $1.3 million, $0.6 million and $0.5 million, respectively. As of December 2024 and December 31, 2023, the right-of-use assets related to the office operating leases were $5.4 million and $5.3 million, respectively, and the lease liabilities were $5.7 million and $5.4 million, respectively. As of December 31, 2024 and December 31, 2023, the weighted-average discount rate determined for the operating lease liabilities was 8.53% and 8.66%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of December 31, 2024 (in thousands):

For the Years Ended December 31,	Total
2025	$1,314
2026	1,008
2027	1,021
2028	1,051
2029	1,080
Thereafter	1,565
Total	$7,039

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of December 2024, there were no material legal matters or material litigation pending of which the Company is aware.

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

Equity ATM Program

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

During the year ended December 31, 2024, the Company issued and sold 14,161,064 shares of its common stock at a weighted-average price of $14.35 per share and raised $200.2 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

During the year ended December 31, 2023, the Company issued and sold 4,976,061 shares of its common stock at a weighted-average price of $14.53 per share and raised $70.8 million of net proceeds after deducting deferred offering costs and commissions to the sales agent on shares sold under the ATM Program.

For additional information regarding the ATM Program, see “Note 15 – Subsequent Events.”

Stock Repurchase Program

On November 14, 2022, the Company and its Board authorized a program for the purpose of repurchasing up to $25.0 million of the Company's common stock (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its Rule 38a-1 Compliance Manual and Rule 17j-1 Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended. The 2022 Repurchase Program was not renewed by the Board and expired on November 11, 2023.

On November 7, 2024, the Board authorized a program permitting the Company to repurchase up to $30.0 million of the Company’s common stock (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. The 2024 Share Repurchase Program is expected to be in effect until November 7, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended.

The Board authorized the 2024 Repurchase Program because it believes sustained macroeconomic pressures and other market factors may cause the Company’s common stock to be undervalued from time to time, especially relative to the Company’s performance and its peers, and that such repurchase demonstrates the Company’s stability and strength, including the resilience and creditworthiness of its portfolio. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act, as amended.

The Company did not repurchase shares of its outstanding common stock during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 91,691 shares of its outstanding common stock at a weighted average price of $10.91. The repurchased shares were immediately canceled and thus the Company holds no treasury stock.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the year ended December 31, 2024, the Company issued 90,245 shares of common stock for a total of approximately $1.3 million under the DRIP. During the year ended December 31, 2023, the Company issued 165,962 shares of common stock for a total of approximately $2.2 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
			Total	$8.70

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement filed with the SEC on April 26, 2024. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).

	Year Ended	Weighted Average	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2024	Grant Date Fair Value	December 31, 2023	Grant Date Fair Value	December 31, 2022	Grant Date Fair Value
Unvested as of Beginning of Period	1,326,891	$14.56	1,041,721	$16.98	536,552	$16.48
Shares Granted	1,340,852	14.63	812,527	12.92	722,336	17.22
Shares Vested and Forfeited	(674,284)	14.77	(527,357)	16.81	(217,167)	16.55
Unvested as of Ending of Period	1,993,459	$14.53	1,326,891	$14.56	1,041,721	$16.98

Fair Value of Granted Stock	$19,615		$10,498		$12,442
Compensation Cost Recognized	$10,342		$8,594		$5,747

As of December 2024, there was approximately $26.3 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2023, there was approximately $17.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2022, there was approximately $15.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.7 years. Shares vested and forfeited primarily relate to shares acquired of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Reports on Form 8-K, filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement filed with the SEC on April 26, 2024. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).

	Year Ended	Weighted Average	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2024	Grant Date Fair Value	December 31, 2023	Grant Date Fair Value	December 31, 2022	Grant Date Fair Value
Unvested as of Beginning of Period,	15,196	$13.16	13,540	$14.77	6,066	$16.48
Shares Granted	13,340	14.99	15,196	13.16	19,320	15.53
Shares Vested and Forfeited	(15,196)	13.16	(13,540)	14.77	(11,846)	16.88
Unvested as of Ending of Period,	13,340	$14.99	15,196	$13.16	13,540	$14.77

Fair Value of Granted Stock	$200		$200		$300
Compensation Cost Recognized	$201		$200		$236

As of December 2024, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period. As of December 31, 2023, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were recognized over a six-month period. As of December 31, 2022, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022 (in thousands except shares and per share information):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Earnings per common share - basic
Numerator for basic earnings per share	$115,596	$76,893	$(30,375)
Denominator for basic weighted average shares	52,705,732	38,910,150	31,672,089
Earnings/(Loss) per common share - basic	$2.19	$1.98	$(0.96)
Earnings per common share - diluted
Numerator for increase in net assets per share	115,596	76,893	(30,375)
Adjustment for interest expense, fees, and deferred financing costs on Convertible Notes(1)	3,645	3,639	—
Numerator for diluted earnings per share	119,241	80,532	(30,375)
Denominator for basic weighted average shares	52,705,732	38,910,150	31,672,089
Adjustment for dilutive effect of Convertible Notes(1)	4,023,116	3,795,725	—
Denominator for diluted weighted average shares	56,728,848	42,705,875	31,672,089
Earnings/(Loss) per common share - diluted	$2.10	$1.89	$(0.96)

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

For additional information, see “Note 15 – Subsequent Events.”

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

The following table sets for the amounts the Company reclassified for book purposes arising from permanent book to tax differences primarily related to nondeductible expenses for income tax purposes (in thousands):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Additional paid-in capital	$(12,425)	$(4,229)
Distributable earnings/(accumulated loss)	12,425	4,229

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the year ended December 31, 2024 was from ordinary income with no distributions made from long-term capital gains. The tax character of distributions paid for December 31, 2023 was from ordinary income with no distributions made from long-term capital gains.

For the years ended December 31, 2024, 2023 and 2022, $2.7 million, $2.6 million and $2.4 million, respectively, was recorded for U.S. federal excise tax.

As of December 31, 2024 and December 31, 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of costs related to the issuance of stock-based compensation and certain loan modifications as well as ongoing differences related to the treatment of the acquisition of Trinity Capital Holdings and the Legacy Funds.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Accumulated capital gains/(losses)	$(20,815)	$(20,346)
Other temporary differences	—	(20,350)
Undistributed ordinary income	66,765	62,202
Undistributed long-term capital gains	—	—
Unrealized appreciation/(depreciation)	(52,656)	(45,066)
Components of distributable earnings	$(6,706)	$(23,560)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Tax Cost of Investments	$1,763,183	$1,325,006

	December 31, 2024	December 31, 2023
Unrealized appreciation	$60,872	$36,468
Unrealized depreciation	(113,528)	(81,534)
Net change in unrealized appreciation/(depreciation) from investments	$(52,656)	$(45,066)

Note 11. Financial Highlights

The following presents financial highlights for the years ended December 31, 2024, 2023, 2022, 2021, and 2020 (in thousands except share and per share information):

	Year Ended	Year Ended	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Data: (1)
Net asset value, beginning of period	$13.19	$13.15	$16.40	$13.03	$14.97	(9)

Net investment income	2.20	2.31	2.26	1.50	1.29
Net realized and unrealized gains/(losses) on investments (2)	(0.01)	(0.33)	(3.22)	3.59	(0.81)
Costs related to acquisition of Trinity Capital Holdings and Legacy Funds	—	—	—	—	(0.82)
Net increase/(decrease) in net assets resulting from operations	2.19	1.98	(0.96)	5.09	(0.34)

Offering costs	(0.05)	(0.09)	(0.12)	(0.29)	(0.58)
Effect of shares issued and repurchased (3)	0.06	0.19	0.16	(0.15)	(0.02)
Equity component of convertible notes	—	—	—	(0.02)	0.03
Distributions (4)	(2.04)	(2.04)	(2.33)	(1.26)	(1.03)
Total increase/(decrease) in net assets	0.16	0.04	(3.25)	3.37	(1.94)

Net asset value, end of period	$13.35	$13.19	$13.15	$16.40	$13.03

Shares outstanding, end of period	61,669,059	46,323,712	34,960,672	27,229,541	18,321,274
Weighted average shares outstanding	52,705,732	38,910,150	31,672,089	25,980,797	18,092,494	(10)
Total return based on net asset value (5)	16.7%	15.8%	(5.6)%	35.5%	(6.1)	% (11) (12)
Total return based on market value (6)	14.7%	55.8%	(29.0)%	33.2%	n/a

Ratio/Supplemental Data:
Per share market value at end of period	$14.47	$14.53	$10.93	$17.58	n/a
Net assets, end of period	$822,982	$611,159	$459,649	$446,533	$238,748
Ratio of total expenses to average net assets	17.5%	17.9%	16.3%	11.6%	14.3	% (13)
Ratio of net investment income to average net assets	16.7%	17.5%	15.7%	10.5%	10.5	% (13)
Ratio of interest and credit facility expenses to average net assets	8.9%	8.6%	7.5%	5.5%	7.6	% (13)
Portfolio turnover rate (7)	53.8%	41.7%	33.7%	47.9%	36.5	% (11)
Asset coverage ratio (8)	192.7%	194.7%	174.1%	195.8%	177.0%
(1)
Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)
Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.
(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. Also includes the impact of the issuance of shares related to the equity incentive plans, the accretive effect of DRIP issuance and stock offerings (issuing shares above NAV per share), and the impact of share repurchases under the 2022 Repurchase Program and 2024 Repurchase Program.
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
(8)
Based on outstanding debt of $888.0 million, $645.5 million, $620.0 million, $466.0 million, and $310.0 million as of December 31, 2024, 2023, 2022, 2021, and 2020, respectively.
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
(13)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of December 2024, 2023, 2022, 2021, and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
December 31, 2024(5)	$—	—	—	$—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
December 31, 2024	$113,000	1,927	—	$—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
December 31, 2024	$152,500	1,927	—	$1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
December 31, 2024	$50,000	1,927	—	$—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
December 31, 2024	$125,000	1,927	—	$—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
December 31, 2024	$75,000	1,927	—	$—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2029 Notes
December 31, 2024	$115,000	1,927	—	$1,012
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

September 2029 Notes
December 31, 2024	$115,000	1,927	—	$1,014
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Series A Notes
December 31, 2024	$142,500	1,927	—	$—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
December 31, 2024	$888,000	1,927	—	$—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the years ended December 31, 2024 and 2023, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. During the years ended December 31, 2024 and 2023, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Senior Credit Corp 2022 LLC

As disclosed in “Note 1 – Organization and Basis of Presentation”, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) on December 5, 2022 to co-manage the JV. The JV invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The Company and the JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of December 31, 2024, the Company’s and the JV Partner's ownership of the JV was 12.5% and 87.5%, respectively.

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

As of December 31, 2024, the Company contributed $18.4 million of capital to the JV, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of December 31, 2023, the Company contributed $11.0 million of capital to the JV, which consisted of a debt investment of $7.7 million and an equity investment of $3.3 million. As of December 31, 2024 and December 31, 2023, the Company's unfunded commitment of capital to the JV was $3.0 million and $10.4 million, respectively.

As of December 31, 2024 and December 31, 2023, the JV's total investment portfolio on a fair value basis was $219.1 million and $151.6 million, respectively. During the year ended December 31, 2024 and December 31, 2023, the Company received $157.3 million and $146.2 million, respectively, in net proceeds from the sale of investments to the JV.

During the year ended December 31, 2024 and December 31, 2023, the Company earned approximately $3.2 million and $2.2 million, respectively, for originations and administrative agent fees from the JV, which are recognized as fee income on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the Company had approximately $1.1 million and $0.8 million, respectively, in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Trinity Capital Adviser LLC

As disclosed in “Note 1 – Organization and Basis of Presentation”, the Company formed the Adviser Sub on March 16, 2023 as a wholly owned subsidiary of the Company. The Company was granted exemptive relief by the SEC that permits the Company to organize, acquire, wholly own and operate the Adviser Sub as an investment adviser registered under the Advisers Act. The Adviser Sub may provide investment advisory and related services to the Adviser Funds with ownership by one or more External Parties and receives fee income for such services. The Adviser Sub commenced operations on June 28, 2024.

The Company has entered into a resource sharing agreement (“Sharing Agreement”) with the Adviser Sub, through which the Adviser Sub has access to the Company's human capital resources, facilities and systems. Under the terms of Sharing Agreement, the Company allocates the related expenses of such shared resources to the Adviser Sub pro rata based on total assets under management by the Adviser Sub and the Company. The Company's total expenses for the year ended December 31, 2024 are net of such expenses allocated to the Adviser Sub of $0.5 million. As of December 31, 2024, there was $1.8 million receivable from the Adviser Sub.

The Adviser Sub has entered into an investment management agreement with EPT 16 and may enter into additional investment management agreements with other Adviser Funds in the future, pursuant to which the Adviser Sub receives management fees and/or incentive fees based on the assets under management and the performance of the Adviser Funds, respectively. With respect to such fee income, the Adviser Sub expects to declare and pay dividend distributions to the Company. During the year ended December 31, 2024, no dividend distributions were declared and paid by the Adviser Sub to the Company.

EPT 16 LLC

As disclosed in “Note 1 – Organization and Basis of Presentation”, the Company and a specialty credit manager (the “Class A Member”) funded a portion of their respective capital commitments on June 28, 2024 to commence the operations of a credit fund, EPT 16. EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. The Company and the Class A Member had capital commitments to EPT 16 in the amount of $10.0 million and $50.0 million, respectively. As of December 31, 2024, the Company's and the Class A Member’s ownership percentages were 16.7% and 83.3%, respectively. EPT 16 has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT 16.

As of December 31, 2024, the Company had contributed $9.2 million of capital to EPT 16. As of December 31, 2024, the Company's unfunded commitment was $0.8 million. During the year ended December 31, 2024, the Company sold $74.7 million of investments to EPT 16. During the year ended December 31, 2024, the Company recorded a $0.7 million realized gain on the sale of investments. As of December 31, 2024, EPT 16’s total investment portfolio on a fair value basis was $66.9 million.

Note 13. Segment Reporting

The Company has determined that is has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). While the Company derives income and capital appreciation by providing debt to growth-oriented companies across various industries, the Company and the CODM evaluate and monitor performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan servicing in addition to the administrative functions of human resources, legal, finance and information technology. The accounting policies of the segment align with those outlined in “Note 2 - Summary of Significant Accounting Policies” included in the notes of the consolidated financial statements.

The CODM uses consolidated net investment income and net increase/(decrease) in net assets resulting from operations when allocating resources and assessing the Company’s performance. Net investment income is comprised of consolidated total investment income (“segment revenues” and consolidated total net operating expenses (“significant segment expenses”). The net increase/(decrease) in net assets is comprised of consolidated net investment income and consolidated net realized gain/(loss) from investments and consolidated net change in unrealized appreciation/(depreciation) from investments. These performance metrics are considered the key segment measure of profit or loss received by the CODM. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets, investments held on the Consolidated Statements of Investments, and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 14. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted the guidance during the year ended December 31, 2024 and its adoption did not have a material impact on the Company’s financial statements. See “Note 13 - Segment Reporting” for more information.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) related to expense disclosures. The amendments in ASU 2024-03 require public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except those disclosed below.

2025 Notes Maturity

On January 16, 2025, the 2025 Notes matured pursuant to their terms and were repaid in full. The 2025 Notes are no longer outstanding or listed on Nasdaq Global Select Market.

Debt ATM Program

On February 10, 2025, the Company entered into an open market sale agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), as sales agent and/or principal thereunder. Under the Sales Agreement, the Company may, but has no obligation to, issue and sell, from time to time, up to $100,000,000 aggregate principal amount of the March 2029 Notes (the “ATM March 2029 Notes”) and/or September 2029 Notes (the “ATM September 2029 Notes” and together with the ATM March 2029 Notes, the “ATM Notes”), through the Sales Agent or to the Sale Agent, as principal for its own account.

The ATM Notes will be issued as additional notes under the Base Indenture, dated January 16, 2020, between the Company and U.S. Bank National Association, as trustee (together with its successor in interest, U.S. Bank Trust Company, National Association, the “Trustee”), as supplemented by the Fifth Supplemental Indenture, dated March 28, 2024, with respect to the March 2029 Notes, and the Sixth Supplemental Indenture, dated as of July 19, 2024, with respect to the September 2029 Notes. The ATM March 2029 Notes and the ATM September 2029 Notes are treated as a single series with, have the same terms and CUSIP number as, and are fungible and rank equally with, the March 2029 Notes and the September 2029 Notes, respectively.

The March 2029 Notes bear interest at a rate of 7.875% per year payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on June 30, 2024. The March 2029 Notes will mature on March 30, 2029 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after March 30, 2026, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. The existing March 2029 Notes are currently listed Nasdaq and trade on Nasdaq under the trading symbol “TRINZ.” The ATM March 2029 Notes are expected to be listed on Nasdaq and to trade on Nasdaq under the existing trading symbol “TRINZ.”

The September 2029 Notes bear interest at a rate of 7.875% per year payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on September 30, 2024. The September 2029 Notes will mature on September 30, 2029 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after September 30, 2026, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. The existing September 2029 Notes are currently listed on Nasdaq and trade on Nasdaq under the existing trading symbol “TRINI.” The ATM September 2029 Notes are expected to be listed on Nasdaq and to trade on Nasdaq under the existing trading symbol “TRINI.”

Convertible Notes Redemption

On February 20, 2025, the holders of the Convertible Notes exercised their right to convert all of the outstanding principal amount of the Convertible Notes, pursuant to the terms of conditions of the Convertible Notes. At its election, the Company paid $66.2 million in cash to satisfy in full its obligation to pay the principal amount of the Convertible Notes, such settlement amount being determined based on the then existing conversion rate of 81.6439 per $1,000 principal amount of the Convertible Notes. As a result, the Convertible Notes are no longer outstanding.

Equity ATM Program

For the period from January 1, 2025 to February 24, 2025, the Company issued and sold 1,141,695 shares of its common stock at a weighted-average price of $15.24 per share and raised $17.2 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Distribution reinvestment plan expenses	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—

Annual expenses (as a percentage of net assets attributable to common stock):
Operating expenses	7.28%	(4)
Interest payments on borrowed funds	7.53%	(5)
Acquired fund fees and expenses	0.22%	(6)
Total annual expenses	15.03%	(7)

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

(4)
Operating expenses represent the annual operating expenses of the Company and its consolidated subsidiaries for the year ended December 31, 2024. We do not have an investment adviser and are internally managed by our executive officers under the supervision of the Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and grants of options and restricted stock, if any.
(5)
Interest payments on borrowed funds represents an estimate of our annualized interest expense incurred based on estimated borrowings outstanding under the KeyBank Credit Facility, the August 2026 Notes, the December 2026 Notes, the March 2029 Notes, the September 2029 Notes and the Series A Notes over the next twelve months. The assumed weighted average interest rate on our total debt outstanding was 7.8%. Assumes we had $315.5 million outstanding under the KeyBank Credit Agreement, $125.0 million in aggregate principal amount of the August 2026 Notes outstanding, $75.0 million in aggregate principal amount of the December 2026 Notes outstanding, $115.0 million in aggregate principal amount of the March 2029 Notes outstanding, $115.0 million in aggregate principal amount of the September 2029 Notes outstanding and $142.5 million in aggregate principal amount of the Series A Notes outstanding. We may borrow additional funds from time to time to make investments to the extent we determine that it is in our best interest in doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$143	$387	$584	$929

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

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

The Company has also adopted an insider trading policy that applies to directors, officers and employees, a copy of which is included as an exhibit to this Annual Report on Form 10-K. The insider trading policy has been reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

4.3	Form of 7.00% Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.2 hereto).
4.4

Third Supplemental Indenture, dated August 24, 2021, relating to the 4.375% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 24, 2021).

4.5	Form of 4.375% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.4 hereto).
4.6

Fourth Supplemental Indenture, dated December 15, 2021, relating to the 4.25% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 15, 2021).

4.7	Form of 4.25% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.6 hereto).
4.8

Fifth Supplemental Indenture, dated as of March 28, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 28, 2024).

4.9	Form of 7.875% Note due 2029 (included as part of and incorporated by reference to Exhibit 4.8 hereto).

4.10

Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 19, 2024).

4.11	Form of 7.875% Note due 2029 (included as part of and incorporated by reference to Exhibit 4.10 hereto).
4.12*	Description of Registrant’s Securities.
10.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2021).
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

10.5

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

10.6

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

10.7

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

10.8

Fifth Amendment to Credit Agreement, dated as of February 13, 2024, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 6, 2024).

10.9

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

10.10

Joinder Agreement, dated September 19, 2024, by and between TrinCap Funding, LLC, as Borrower, Trinity Capital Inc., as Servicer, KeyBank National Association, as the Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2024).

10.11*

Joinder Agreement, dated December 10, 2024, by and between TrinCap Funding, LLC, as Borrower, Trinity Capital Inc., as Servicer, KeyBank National Association, as the Administrative Agent, and the Lenders party thereto.

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

10.20#	Amendment No. 1 to the 2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2024).
10.21#

Amendment No. 1 to the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2024).

10.22	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.23	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.24

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

10.26

Open Market Sale Agreement, dated December 1, 2023, by and between Trinity Capital Inc. and B. Riley Securities, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2023).

10.27

Open Market Sale Agreement, dated August 23, 2024, by and between Trinity Capital Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 23, 2024).

10.28

Note Purchase Agreement by and between Trinity Capital Inc. and the purchasers party thereto, dated October 29, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2024).

10.29

Open Market Sale Agreement, dated February 10, 2025, by and between Trinity Capital Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2025).

19.1*	Insider Trading Policy.
21.1	List of Subsidiaries
Trinity Capital Holdings, LLC (Delaware)
Trinity Funding 1, LLC (Delaware)
TrinCap Funding, LLC (Delaware)
Trinity Capital Adviser, LLC (Delaware)
23.1*	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Trinity Capital Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 6, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: February 26, 2025	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer, and Director
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Kyle Brown, Michael Testa, and Sarah Stanton, and each of them, such person’s true and lawful attorney-in-act and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitutes, may lawfully do or cause to be done hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 2025.

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