Form 10-K/A
period 2024-12-31
Trinity Capital Inc.
filed 2025-05-05
CIK 1786108

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

None.

PCAOB Firm Id: 42	Auditor Name: Ernst & Young LLP Auditor	Location: Los Angeles, CA

EXPLANATORY NOTE

Pursuant to General Instruction G(3) to Form 10-K, Trinity Capital Inc., a Maryland corporation (together with its consolidated subsidiaries, the “Company” “we,” “us” or “our”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Original Report”), to provide the information required by Items 10 through 14 of Part III of Form 10-K. Accordingly, reference to the Company’s proxy statement in “Documents incorporated by reference” on the cover page has been deleted.

In addition, pursuant to the rules of the SEC, the Company has also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. As such, this Amendment updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and our Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are amending and refiling Item 15(3) of Part IV solely to reflect the inclusion of such certifications. Because no financial statements are contained within this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment, we are also not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Original Report. This Amendment does not modify or update in any way disclosures made in the Original Report. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to us after filing of the Original Report, and such forward-looking statements should be read in their historical context. Except as otherwise indicated, this Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report and our filings with the Securities and Exchange Commission (the “SEC”) subsequent thereto.

TRINITY CAPITAL INC.

FORM 10-K/A

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors of the Company (the “Board” or “Board of Directors”) consists of six members. The Board is currently divided into three classes, with the members of each class serving staggered, three-year terms. The terms of the Company’s Class 1 directors will expire at the 2026 annual meeting of stockholders (the “2026 Annual Meeting”); the terms of the Company’s Class 2 directors will expire at the 2027 annual meeting of stockholders (the “2027 Annual Meeting”); and the terms of the Company’s Class 3 directors will expire at the 2025 annual meeting of stockholders (the “2025 Annual Meeting”).

Commencing as of the date of our 2027 Annual Meeting, the Board will cease to be classified and will be de-classified. As a result, the Class 3 directors standing for election at the 2025 Annual Meeting will stand for election for two-year terms, the Class 1 directors standing for election at our 2026 Annual Meeting will stand for election for one-year terms, and the Class 2 directors that stood for election at our 2024 annual meeting of stockholders (the “2024 Annual Meeting”) were re-elected for three-year terms, in each case expiring at the 2027 Annual Meeting. Commencing with the 2027 Annual Meeting, the directors elected at the 2027 Annual Meeting (and each meeting thereafter) will be elected for a term expiring at the next annual meeting of stockholders.

Messrs. Estes and Zacharia serve as Class 1 directors. Messrs. Hamada and K. Brown serve as Class 2 directors. Ms. Lockridge and Mr. S. Brown serve as Class 3 directors.

Independent Directors

Pursuant to the Company’s charter, a majority of the Board will consist of directors who are not “interested persons” of the Company or of any of its affiliates, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”) (the “Independent Directors”). On an annual basis, each member of the Company’s Board is required to complete a questionnaire designed to provide information to assist the Board in determining whether the director is independent under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the 1940 Act and the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). The Board limits membership on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee (the “Nominating Committee”) to Independent Directors.

Based on these independence standards and the recommendation of the Nominating Committee, after reviewing all relevant transactions and relationships between each director, or any of his or her family members, and the Company or of any of its respective affiliates, the Board determined that Ms. Lockridge and Messrs. Hamada, Estes and Zacharia qualify as Independent Directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act and the Nasdaq corporate governance listing standards.

Interested Directors

Messrs. S. Brown and K. Brown are considered “interested persons” (as defined in the 1940 Act) of the Company because they are executive officers of the Company.

Meetings and Attendance

The Board met 10 times during 2024 and acted on various occasions by unanimous written consent. Each director (during the period for which he or she has been a director) attended at least 75% of the meetings of the Board and the committees thereof on which he or she served during 2024.

Board Attendance at Annual Meeting

The Company’s policy is to encourage its directors to attend each annual meeting of stockholders; however, such attendance is not required at this time. All of our then-current directors attended the 2024 Annual Meeting.

Board Leadership Structure

The Board monitors and performs an oversight role with respect to our business and affairs. Among other things, the Board approves the appointment of our officers, reviews and monitors the services and activities performed by our officers and approves the engagement, and reviews the performance of, our independent registered public accounting firm.

Under the bylaws of the Company, the Board may designate a chairman to preside over the meetings of the Board and meetings of the stockholders and to perform such other duties as may be assigned to him or her by the Board. We do not have a fixed policy as to whether the chairman of the Board should be an Independent Director and believe that our flexibility to select our chairman and reorganize our leadership structure from time to time is in our and our stockholders’ best interests.

Presently, Steven L. Brown serves as the chairman of the Board. Mr. S. Brown is an interested director because he is the Executive Chairman of the Company and serves on the Company’s investment committee (the “Investment Committee”). We believe that Mr. S. Brown’s history with Trinity, familiarity with our investment platform and extensive venture capital lending, equipment financing and management experience qualifies him to serve as chairman of the Board. Moreover, the Board believes that it is in the best interests of our stockholders for Mr. S. Brown to lead the Board because of his broad experience with our platform, day-to-day management and operation of other investment funds and his significant background in the financial services industry, as described above.

The Board has appointed Mr. Estes as its lead Independent Director. The Board believes that having a lead Independent Director will in some circumstances help coordinate communications with management and assist the Board in its exercise of its oversight duties. As the lead Independent Director, Mr. Estes presides over all meetings of the Board at which the Chairman is not present, including executive sessions of the Independent Directors; serves as a liaison between the Chairman and/or other senior executives and the Independent Directors; previews information to be provided to the Board; organizes and leads the Board’s evaluation of our executive officers; and consults with our Chief Executive Officer, Executive Chairman and other senior management about strategic policies. Mr. Estes will serve as lead Independent Director until he no longer serves as an Independent Director; he decides to resign from his position as lead Independent Director; or the majority of the Board, including a majority of the Independent Directors, decides that Mr. Estes should no longer serve as lead Independent Director.

Our corporate governance practices include meetings of the Independent Directors in executive session without the presence of interested directors and management, the establishment of Audit, Compensation, and Nominating Committees, each of which is comprised solely of Independent Directors, and the appointment of a chief compliance officer responsible for maintaining our compliance policies and procedures. The Board believes that its leadership structure is appropriate in light of the Company’s characteristics and circumstances because the structure allocates areas of responsibility among the individual directors and the committees in a manner that encourages effective oversight. The Board also believes that its size creates a highly efficient governance structure that provides ample opportunity for direct communication and interaction between management of the Company and the Board.

Board Role in Risk Oversight

The Board performs its risk oversight function primarily through (a) its three standing committees, which report to the entire Board and are comprised solely of Independent Directors and (b) monitoring by our Chief Compliance Officer in accordance with our compliance policies and procedures.

As described below in more detail under “Audit Committee,” “Nominating Committee” and “Compensation Committee,” the Audit Committee, the Nominating Committee and the Compensation Committee assist the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls regarding finance and accounting and audits of our financial statements and discussing with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The Nominating Committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by our stockholders, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and its committees. The Compensation Committee’s risk oversight responsibilities include overseeing our overall compensation strategies, plans, policies and programs, including determining the compensation for our executive officers. Each of the Audit Committee, the Nominating Committee and the Compensation Committee consist solely of Independent Directors.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Chief Compliance Officer prepares a written report at least annually discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and certain of its service providers. The Chief Compliance Officer’s report, which is reviewed by the Board, addresses at a minimum: (a) the operation of the compliance policies and procedures of the Company and certain of its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the Independent Directors periodically, but in no event less than once each year.

We believe that the role of the Board in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a business development company (“BDC”). Specifically, as a BDC, we must comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 150% immediately after each time we incur indebtedness, and we generally have to invest at least 70% of our total assets in “qualifying assets.” In addition, we have elected to be treated, currently qualify and intend to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, including for our fiscal year ending December 31, 2024. As a RIC, we must, among other things, meet certain income source and asset diversification requirements.

We believe that the role of the Board in risk oversight is appropriate. However, we re-examine the manner in which the Board administers its oversight function on an ongoing basis to ensure that it continues to meet our needs.

Board of Directors and Executive Officers

Holders of our common stock will vote together as a class for the election of directors. Commencing as of the date of our 2027 Annual Meeting, the Board will cease to be classified and will be de-classified. As a result, the Class 3 directors standing for election at the 2025 Annual Meeting will stand for election for two-year terms, the Class 1 directors standing for election at our 2026 Annual Meeting will stand for election for one-year terms, and the Class 2 directors that stood for election at our 2024 Annual Meeting were re-elected for three-year terms, in each case expiring at the 2027 Annual Meeting. Commencing with the 2027 Annual Meeting, the directors elected at the 2027 Annual Meeting (and each meeting thereafter) will be elected for a term expiring at the next annual meeting of stockholders.

Directors

Information regarding the members of the Board of Directors is as follows:

Name, Address, and Age(1)	Term of Office	Principal Occupation(s) During the Past 5 Years	Other Directorships Held by Director
Interested Directors
Steven L. Brown, 63	Director and Chairman of the Board since August 2019	Executive Chairman (2024-Present); Chief Executive Officer (2019-2024) Managing Partner of Trinity Capital Investments (predecessor to the Company)	—

Kyle Brown, 41	Director since September 2019	Director, Chief Executive Officer (2024-Present), President, and Chief Investment Officer Director (2019-Present). Managing Partner, Trinity Capital Investments (predecessor to the Company)	—

Independent Directors
Irma Lockridge, 52	Director since December 2021	Chief People and Systems Officer, CoorsTek, Inc. (2016-Present)	Northwest Pipe Company (NWPX)

Richard P. Hamada, 66	Director since December 2021	Retired.	Keysight Technologies, Inc. (KEYS)

Ronald E. Estes, 68	Director since September 2019	Retired. President, CEO and CFO, LifeStream Complete Senior Living, Inc. (2016-2022)	—

Michael E. Zacharia, 73	Director since December 2020	Executive Coach and Consultant; (2008-Present); Adjunct Professor of Law, Pepperdine University School of Law (2009-Present); Advisory Board Member, Center for Advanced Coaching. (2009-Present)	—

(1)	The address for each director is c/o Trinity Capital Inc., 1 N. 1st Street, Suite 302, Phoenix, Arizona 85004.

Executive Officers

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Gerald Harder	63	Chief Operating Officer	2019
Ron Kundich	54	Chief Credit Officer	2019
Sarah Stanton	40	General Counsel, Chief Compliance Officer, and Secretary	2020
Michael Testa	43	Chief Financial Officer and Treasurer	2024

The address for each of the Company’s executive officers is c/o Trinity Capital Inc., 1 N. 1st Street, Suite 302, Phoenix, Arizona 85004.

Biographical Information

Directors

Interested Directors

Steven L. Brown, the Company’s founder, has served as Executive Chairman of the Company since January 2024 and Chairman of the Board since August 2019. Mr. S. Brown previously served as the Company’s Chief Executive Officer from August 2019 to January 2024. Mr. S. Brown is also a member of the Investment Committee. Prior to founding the Company, Mr. S. Brown founded Trinity Capital Investments (“Trinity”) in January 2008 and was a Managing Partner at Trinity, a leading provider of venture loans and equipment financing to growth stage companies, since January 2008.

Mr. S. Brown has 25 years of experience in venture equity and venture debt and working with growth stage companies. Prior to founding Trinity, Mr. S. Brown served as general partner at Point Financial Capital Partners, a venture leasing fund, from 2003 to 2008 and was the President and Chief Financial Officer of InvestLinc Financial Services, an early-stage private equity fund and consulting firm, from 1998 to 2002. He was also part of the founding group of Cornerstone Equity Partners, a private equity fund, and served as a partner from 1996 to 1998.

Mr. S. Brown serves on the Board of Directors for invisionAZ, which has a mission of accelerating the growth of Arizona’s vibrant tech ecosystem. He also serves on the Investment Committee for invisionAZ’s Arizona-based Venture Fund. Mr. S. Brown is the father of Kyle Brown, a fellow Director of the Company and its Chief Executive Officer, President and Chief Investment Officer. The Company believes that Mr. S. Brown’s history with the Company and its predecessors and affiliates, familiarity with the Company’s investment platform and extensive venture capital lending, equipment financing and management experience bring important and valuable skills to the Board and qualify him to serve as Chairman of the Board.

Kyle Brown has served as the Company’s Chief Executive Officer since January 2024, the Company’s President and Chief Investment Officer since August 2019 and as a member of the Board since September 2019. Mr. K. Brown is also a member of the Investment Committee. Prior to joining the Company, Mr. K. Brown was a Managing Partner at Trinity, a leading provider of venture loans and equipment financing to growth stage companies, and a member of its investment committees since 2015. In such capacity, Mr. K. Brown was responsible for managing the investment activities at Trinity in order to achieve the firm’s deployment goals and managed relationships with potential customers as well as with strategic partners, including venture capital firms and technology bank lenders. Prior to joining Trinity, Mr. K. Brown was the Founder and Chief Executive Officer of Brown Equity, LLC, a real estate financial investment firm, from 2006 to 2015. He also co-founded and managed Sharp Equity Homes, LLC, a full-service, web-based multiple listing service for trustee sale auctions in Arizona and California, from 2007 to 2012. Prior to that, Mr. K. Brown founded or co-founded three additional startups over the course of his career. Mr. K. Brown is the son of Steven L. Brown. The Company believes that Mr. K. Brown’s extensive investing, leadership, entrepreneurial experience and investment management process experience bring important and valuable skills to the Board and qualify him to serve as a member of the Board.

Independent Directors

Irma Lockridge has served as a member of the Board since December 2021. Ms. Lockridge currently serves as the Chief People and Systems Officer for CoorsTek, Inc., a technical ceramics manufacturer. Prior to joining CoorsTek in April 2016, Ms. Lockridge served as the senior vice president of human resources of several companies, including Newell-Rubbermaid, Western Union, TeleTech Holdings, Inc., and Liberty Mutual/Colorado Casualty Insurance. Ms. Lockridge currently serves on the boards of Northwest Pipe Company, where she serves on the Compensation and Nominating & Corporate Governance Committees and the American Cancer Society. The Company believes Ms. Lockridge’s numerous management positions and broad experiences in Human Resources provide her with skills and valuable insight in talent acquisition, talent management, and strategic business partnering, all of which make her well qualified to serve on the Board.

Richard P. Hamada has served as a member of the Board since December 2021. Previously, Mr. Hamada was Chief Executive Officer of Avnet, Inc., an electronic components distributor, from July 2011 until he retired in July 2016. Since 2014, Mr. Hamada has served on the board of directors of Keysight Technologies, Inc., a test and measurement equipment provider, and is a member of Keysight’s Compensation and Human Capital and Nominating & Corporate Governance Committees. Mr. Hamada previously served on the boards of directors of Avnet, Inc. and Global Technology Distribution Council, and served as the board chair of National Education Partners, and as a member of the board of trustees of National University. Mr. Hamada was named to Computer Reseller News’ Top 25 Most Influential Channel Executives three times. The Company believes Mr. Hamada’s numerous management positions and director experience provide him with extensive sales, marketing and management knowledge, all of which make him well qualified to serve on the Board.

Ronald E. Estes has served as a member of the Board since September 2019. In 2022, Mr. Estes retired from his position as President and Chief Executive Officer of LifeStream Complete Senior Living, Inc., a non-profit provider of senior living communities, having served in that role since 2016 and as the company’s Chief Financial Officer since January 2013. In such capacities, Mr. Estes was responsible for all matters related to the mission, organization and financial oversight of LifeStream Complete Senior Living, Inc. Prior to that, Mr. Estes served as a tax director at McGladrey LLP (now RSM US LLP), an audit, tax and consulting services firm, from 2011 to 2012. Mr. Estes also previously served as the Chief Financial Officer of The Ryerson Company, a developer and operator of senior living communities, from 2003 to 2010. Mr. Estes is a certified public accountant with 15 years of public accounting experience. The Company believes Mr. Estes’ extensive management, leadership and accounting experience bring important and valuable skills to the Board and qualify him to serve as a member of the Board.

Michael E. Zacharia has served as a member of the Board since December 2020. Mr. Zacharia has been an executive coach and consultant to Fortune 150 companies, privately held companies, non-profit organizations, and higher education institutions since 2008 and has served on the advisory board for the Center for Advanced Coaching since 2009. In addition, he has taught Cross-Cultural Negotiations and Dispute Resolution as an Adjunct Professor of Law at the Straus Institute for Dispute Resolution at the Pepperdine University School of Law since 2009 and was the Co-Director of the Pacis Project on Faith Based Diplomacy, a joint venture between Pepperdine University and the International Center for Religion and Diplomacy in Washington D.C., from 2008 to 2012. Previously, Mr. Zacharia served on the board of directors of Martha Stewart Living Omnimedia, Inc., a diversified media and merchandising company, during 2013 and served as the Executive Vice President for Business Development, the General Counsel and the Secretary of DFS Group Limited, a travel retail company, from 1996 to 2007. Prior to joining DFS Group Limited, Mr. Zacharia was a partner at the law firm of Wiley Rein LLP from 1989 to 1995. He also previously served as the Assistant Secretary of Commerce for Export Administration, the Deputy Assistant Secretary of State for International Trade Controls, and Special Counsel to the Undersecretary for International Trade in the Commerce Department. In addition, Mr. Zacharia was previously selected as a White House Fellow and served as Special Assistant in the office of the U.S. Secretary of State. The Company believes Mr. Zacharia’s extensive management, leadership and executive coaching and consulting experience bring important and valuable skills to the Board and qualify him to serve as a member of the Board.

Executive Officers Who Are Not Directors

Gerald Harder has served as the Company’s Chief Operating Officer since March 2022, served as its Chief Credit Officer from August 2019 until March 2022, and is a member of the Investment Committee. Prior to joining the Company, Mr. Harder served as an Operating Partner at Trinity beginning in 2018 and previously served as a Managing Director at Trinity from 2016 to 2018. As an Operating Partner at Trinity, Mr. Harder was responsible for analyzing investment opportunities and collaborating on the firm’s investment strategy, objectives, asset allocation and balancing risk against performance. Prior to joining Trinity, he served as an executive vice president of engineering and operations at Sand 9 Inc., a fabless Micro-electromechanical system company, from 2012 to 2015. In such capacity, Mr. Harder worked to design, develop and produce groundbreaking piezoelectric microelectromechanical systems-based timing devices for mobile, internet of things, and communications infrastructure markets. Mr. Harder has also served in many technology leadership roles, including director of operations for Cirrus Logic from 2011 to 2012, vice president of engineering for White Electronic Designs from 2008 to 2010, and technical leadership roles with ON Semiconductor from 2004 to 2008.

Ron Kundich is the Company’s Chief Credit Officer since March 2022 and a member of the Investment Committee, having joined the Company in 2019 as its Senior Vice President — Loan Originations before rising to the role of Senior Managing Director. Prior to joining the Company, Mr. Kundich served as a Partner at Trinity beginning in 2018 and previously served as a Managing Director at Trinity from 2017 to 2018. At Trinity, Mr. Kundich was responsible for developing relationships with the firm’s referral partners, sourcing potential investments and evaluating investment opportunities, including working closely with venture capitalists, commercial technology bankers, attorneys and financial professionals in Silicon Valley and abroad. Prior to joining Trinity, Mr. Kundich served as a Managing Director and Regional Manager at Square 1 Bank from 2013 to 2017, where he was responsible for sourcing, underwriting and managing a portfolio of venture-backed companies and a team of venture bankers. Mr. Kundich has been supporting venture-backed companies for over 25 years and his career path has included increasing levels of responsibility with leading technology banks including Silicon Valley Bank, Imperial Bank (which was acquired by Comerica Bank) and Square 1 Bank (where he was a Co-Founder).

Sarah Stanton has served as the Company’s General Counsel and Secretary since July 2020, and its Chief Compliance Officer since August 2021. Prior to joining the Company, Ms. Stanton served as Senior Associate General Counsel, Corporate & Securities, for Verra Mobility Corporation (Nasdaq: VRRM), a transportation technology company, from August 2018 to June 2020, where she oversaw corporate governance, SEC and Nasdaq compliance, and mergers and acquisitions. From 2016 to 2018, she was a corporate associate at DLA Piper, focusing on public company governance, mergers and acquisitions and venture capital transactions. From 2011 to 2016, Ms. Stanton was an associate at Rusing Lopez & Lizardi, PLLC, in a general corporate and commercial litigation practice.

Michael Testa has served as the Company’s Chief Financial Officer and Treasurer since January 2024. Previously, Mr. Testa served as the Company’s Chief Accounting Officer from November 2020 to January 2024. Prior to joining the Company, Mr. Testa was vice president and controller at Oxford Funds, LLC, a credit-focused asset manager, from 2017 to 2020. Before that, Mr. Testa worked within the financial services practice of Ernst & Young LLP, focusing on financial audits of clients in the asset management industry, from 2004 to 2017.

Committees of the Board

Audit Committee

The Audit Committee is composed of Ronald E. Estes (chair), Michael E. Zacharia and Richard P. Hamada, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Our Audit Committee chair, Mr. Estes, is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. In addition, our Audit Committee members meet the independence and experience requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s corporate governance listing standards.

In accordance with its written charter adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, and approves the compensation thereof; (e) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; (f) establishes guidelines and makes recommendations to the Board regarding the valuation of our investments; and (g) acts as a liaison between our independent registered public accounting firm and the Board.

The Board and the Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of our securities that are not publicly traded and for which there are no readily available market quotations, including securities, that, while listed on a national securities exchange, have not actively traded.

The Audit Committee held eight formal meetings in 2024. Each member of the Audit Committee (during the period for which he or she has been a member of the committee) attended seven of the eight meetings held during 2024.

Nominating Committee

General

The Nominating Committee is composed of Irma Lockridge (chair), Ronald E. Estes and Michael E. Zacharia, each of whom is considered independent under the Nasdaq corporate governance listing standards and is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.

In accordance with its written charter adopted by the Board, the Nominating Committee recommends to the Board persons to be nominated by the Board for election at meetings of our stockholders, special or annual, if any, or to fill any vacancy on the Board that may arise between stockholder meetings. The Nominating Committee also makes recommendations with regard to the tenure of the directors and is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively. The Nominating Committee will consider for nomination to the Board candidates submitted by our stockholders or from other sources it deems appropriate.

The Nominating Committee held one formal meeting in 2024 and acted on various occasions by unanimous written consent. Each member of the Nominating Committee (during the period for which he or she has been a member of the committee) attended all of the meetings held during 2024.

Compensation Committee

The Compensation Committee is composed of Michael E. Zacharia (chair), Richard P. Hamada and Ronald E. Estes, each of whom is considered independent under the Nasdaq corporate governance listing standards and is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.

In accordance with its written charter adopted by the Board, the Compensation Committee oversees our overall compensation strategies, plans, policies and programs, including determining the compensation for our executive officers and the amount of salary, bonus and stock-based compensation to be included in the compensation package for each of our executive officers. The Compensation Committee also assesses our compensation-related risks. The Compensation Committee has the authority to engage the services of outside advisers, experts and others as it deems necessary to assist the committee in connection with its responsibilities.

In 2021 and 2024, the Compensation Committee engaged Mercer and FW Cook, respectively, each an independent third-party compensation consultant, to perform certain services related to our executive officer and non-employee director compensation, including but not limited to development and annual review of a compensation peer group, benchmarking of executive officer and non-employee director compensation and compensation-related governance matters. In choosing each of Mercer and FW Cook as its independent consultant, the Compensation Committee considered the six factors referenced in Item 407(e)(3)(iv) of Regulation S-K, including (1) the Compensation Committee’s provision of other services to the Company; (2) the amount of fees the Compensation Committee receives from the Company; (3) the Compensation Committee’s policies and procedures that are designed to prevent conflicts of interest; (4) any business or personal relationships between each of Mercer and FW Cook and any member of the Compensation Committee; (5) any stock of the Company owned by each of Mercer and FW Cook; and (6) any business or personal relationships between each of Mercer and FW Cook or the Compensation Committee with an executive officer of the Company.

The Compensation Committee held six formal meetings in 2024 and acted on various occasions by unanimous written consent. Each member of the Compensation Committee (during the period for which he or she has been a member of the committee) attended all of the meetings held during 2024.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s executive officers, including its Chief Executive Officer and Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s Code of Business Conduct and Ethics can be accessed on the Company’s website at www.trinitycapital.com.

There have been no material changes to the Company’s corporate code of ethics or material waivers of the code that apply to the Company’s Chief Executive Officer or Chief Financial Officer. If the Company makes any substantive amendment to, or grants a waiver from, a provision of its Code of Business Conduct and Ethics, the Company will promptly disclose the nature of the amendment or waiver on its website at www.trinitycapital.com and will file a Current Report on Form 8-K with the SEC.

Insider Trading Policy

The Company has also adopted an insider trading policy that applies to directors, officers and employees, a copy of which is included as an exhibit to our Annual Report on Form 10-K filed with the SEC on February 26, 2025. The insider trading policy has been reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Involvement in Certain Legal Proceedings

There were no legal proceedings of the type described in Items 401(f)(7) and (8) of Regulation S-K.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own 10% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms filed with the SEC, or written representations that no such forms were required, we believe that our directors, executive officers and 10% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended December 31, 2024, except for Form 4s for Ms. Stanton, Messrs. K. Brown, Harder, Kundich, Testa, and S. Brown, which reported the vesting of restricted shares and were filed late by the Company on their behalf through an administrative error, along with one Form 5 for Mr. Estes that was filed by the Company on his behalf to report a transaction that was erroneously unreported through administrative error, and one Form 4 for Mr. Harder that was filed by the Company on his behalf to report a gift that was erroneously unreported through administrative error.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Independent Director Fees

In 2024, we paid each Independent Director an annual fee of $120,000 per year for serving as a director. These directors are Ms. Lockridge and Messrs. Estes, Hamada and Zacharia. We also paid annual retainer fees to the chairs of the Board’s committees in 2024 as follows:

●	Audit Committee Chair: $20,000 per year;

●	Compensation Committee Chair: $15,000 per year; and

●	Nominating Committee Chair: $10,000 per year.

In addition, we paid an annual retainer fee to the lead Independent Director of $20,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as a director. The Compensation Committee periodically reviews the compensation of our Independent Directors and recommends any changes to the Board for approval.

Directors who are also employees of the Company and therefore “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) do not receive compensation for their services as directors. For a discussion of the compensation of our interested directors and executive officers, see “Executive Compensation” below.

Non-Employee Director 2019 Restricted Stock Plan

On May 27, 2021, we received exemptive relief from the SEC (the “SEC Exemptive Order”) that allows us to issue restricted stock to our non-employee directors under the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, (as amended, the “2019 Restricted Stock Plan”), subject to the terms and conditions of such exemptive relief and such equity incentive plan. The 2019 Restricted Stock Plan was initially approved by our Board on October 17, 2019 and by our stockholders on June 17, 2021 at our 2021 annual meeting of stockholders (the “2021 Annual Meeting), and became effective as of such date of stockholder approval (June 17, 2021). An amendment to the 2019 Restricted Stock Plan to increase the number of shares available for issuance thereunder to 120,000 shares was approved by our Board on April 23, 2024 and by our stockholders on June 12, 2024 at our 2024 Annual Meeting, which amendment became effective as of such date of stockholder approval (June 12, 2024). The 2019 Restricted Stock Plan provides for grants of restricted stock awards (“Non-Employee Director Awards”) to our non-employee directors (the “Non-Employee Director Participants”), which are directors who are not “interested persons” of the Company (as such term is defined in Section 2(a)(19) of the 1940 Act) in accordance with the SEC Exemptive Order. The Non-Employee Director Participants will have the right to receive dividends on such awarded restricted stock, unless and until the restricted stock is forfeited.

Subject to certain adjustments under the 2019 Restricted Stock Plan, the total number of shares of the Company’s common stock that may be subject to Non-Employee Director Awards is 120,000 shares. The 2019 Restricted Stock Plan is administered by the Compensation Committee, subject to the discretion of the Board.

The 2019 Restricted Stock Plan provides a means through which we may attract and retain qualified independent directors to enter into and remain in service on the Board. Under the 2019 Restricted Stock Plan, at the beginning of each one-year term of service on the Board, each Independent Director may, at the discretion of the Compensation Committee, receive a grant of shares of restricted stock in an amount determined by the Compensation Committee. These restricted shares are subject to forfeiture provisions that will lapse as to an entire award at the end of the one-year term.

The 2019 Restricted Stock Plan will terminate on the day prior to the tenth anniversary of the date it was initially approved by the Company’s stockholders, unless terminated sooner by action of the Board.

As detailed below, during the year ended December 31, 2024, the Company granted 13,340 shares of restricted stock under the 2019 Restricted Stock Plan. The Company determined that the fair value of such restricted stock granted during the year ended December 31, 2024 was approximately $0.2 million and recognized total share-based compensation expenses of approximately $0.2 million for the year. As of December 31, 2024, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards.

Director Summary Compensation Table

The following table sets forth the compensation that we paid to each Independent Director for his or her services as a director during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Current Independent Directors
Ronald E. Estes	$160,000	$49,992	—	—	$209,992
Michael E. Zacharia	$135,000	$49,992	—	—	$184,992
Irma Lockridge	$130,000	$49,992	—	—	$179,992
Richard P. Hamada	$120,000	$49,992	—	—	$169,992

EXECUTIVE COMPENSATION

Overview

Our executive compensation program is designed to encourage our executive officers to think and act like our stockholders. As an internally managed BDC, we aim to incentivize our executive officers to maintain the Company’s financial well-being and avoid an inappropriate focus on short-term profits that could jeopardize the Company’s long-term performance. Our executive compensation arrangements and incentive compensation programs are designed to encourage and reward the following:

●	pursuing attractively priced investment opportunities in all types of securities within our investment strategy and objective;

●	accomplishing our investment objective;

●	ensuring we allocate capital in the most effective manner possible; and

●	creating and growing stockholder value.

Our Compensation Committee adopts, reviews and approves all of our executive compensation arrangements and policies.

In 2024, our senior management team consisted of Messrs. S. Brown, K. Brown, Harder, Kundich, and Testa, and Ms. Stanton. We refer to Messrs. S. Brown, K. Brown and Harder as the named executive officers, or “NEOs”, for the fiscal year ended December 31, 2024. As part of the Company’s long-term succession plans, effective January 1, 2024, Kyle Brown succeeded Steven Brown as Chief Executive Officer of the Company, and Steven Brown assumed a newly created role of Executive Chairman. In addition, effective January 5, 2024, Michael Testa succeeded David Lund as Chief Financial Officer and Treasurer of the Company. We have entered into certain employment offer letters with each of the NEOs (the “NEO Agreements”), as well as certain of our other senior management team members referenced above, regarding their compensation packages.

The Company does not have a specific policy on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company, but its practice is not to grant such stock options, stock appreciation rights or similar option-like instruments while in possession of material non-public information. The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, there is nothing to report under Item 402(x) of Regulation S-K.

Executive Compensation Philosophy

Overview.

Our performance-driven executive compensation program primarily consists of the following three components:

●	base salary;

●	discretionary annual cash bonuses; and

●	equity and equity-based compensation pursuant to the 2019 Long-Term Incentive.

We carefully design each NEO’s compensation package to appropriately reward the NEO for his contribution to the Company and align with the interests of our stockholders, as well as to comply with the 1940 Act. This is not a mechanical process, and our Compensation Committee uses its judgment and experience, working in conjunction with our Chief Executive Officer and with input from its independent third-party compensation consultant, to determine the appropriate level and mix of compensation for each NEO. Cash compensation, consisting of base salary and discretionary annual cash bonuses tied to individual and corporate performance metrics set each year by the Compensation Committee, is intended to incentivize NEOs to remain employed with us and to work towards achieving our corporate goals. Equity and equity-based compensation may be awarded based on performance expectations set by the Compensation Committee for each individual and, over time, on his or her performance against those expectations. We continually assess our mix of short-term cash compensation and longer-term equity-based compensation to encourage retention of key employees and align their interests with our stockholders.

Base salary.    Base salary is set at a level to recognize the particular experience, skills, knowledge and responsibilities required of the NEOs in their roles. In connection with determining the 2024 annual base salaries of the NEOs, the Compensation Committee and management considered several factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, and the number of well-qualified candidates available for the role. In addition, we considered the annual base salaries paid to comparably situated executive officers of similar entities and other competitive market practices, with input from the Compensation Committee’s third-party compensation consultant.

The annual base salaries of the NEOs are reviewed annually and at the time of promotion or other changes in roles or responsibilities. The leading factors in determining increases in annual base salary level are relative performance, relative cost of living and market competitiveness. In 2024, the Compensation Committee approved the following adjustments to salaries for our NEOs: for Mr. S. Brown, from $750,000 to $650,000 in connection with his transition to Executive Chairman; for Mr. K. Brown, from $650,000 to $750,000 in connection with his promotion to Chief Executive Officer; and for Mr. Harder, from $500,000 to $650,000 with respect to his first full calendar year serving as Chief Operating Officer.

Annual cash bonuses.    Annual cash bonuses are intended to reward individual and company performance during the calendar year and can therefore be highly variable from year to year. These bonuses are determined on a discretionary basis by the Compensation Committee based upon company performance, individual performance and other metrics set by the Compensation Committee, with our management’s input. For 2024, the Compensation Committee approved the following adjustments to target bonuses for our NEOs: for Mr. S. Brown, from $975,000 to $950,000; for Mr. K. Brown, from $825,000 to $1,650,000; and for Mr. Harder, from $500,000 to $650,000.

The 1940 Act requires that discretion is maintained by the Compensation Committee with respect to incentive compensation paid to executive officers. Therefore, the Compensation Committee may consider certain established factors when determining NEOs’ annual cash bonuses, but the incentive compensation framework may not be formulaic or automatic. Our Compensation Committee established certain metrics to consider when determining the NEO cash bonuses for 2024 performance, which were paid in 2025, including but not limited to:

●	net investment income for the applicable fiscal year;

●	return on average equity for the applicable fiscal year;

●	dividend yield for the applicable fiscal year;

●	net asset value growth for the applicable fiscal year; and

●	assets under management growth for the applicable fiscal year.

Our Compensation Committee will also consider operational metrics, such as deployment of capital, capitalization, portfolio activity and growth in total assets, as well as other strategic items of importance for a particular year.

In evaluating the performance of our NEOs to determine their 2024 cash bonus amounts, the Compensation Committee compared our performance (particularly with respect to the metrics enumerated above) to our Board-approved annual operating plan and to the performance of a group of our BDC peers. The Compensation Committee also evaluated the performance and contributions of each NEO, with input from our Chief Executive Officer. Based on the foregoing considerations and analysis, and after due deliberation, the Compensation Committee awarded the NEOs cash bonuses for performance in 2024, which were paid during the first quarter of 2025, at 110% of target.

Long-Term Incentive Awards

Generally.

We have adopted the 2019 Long-Term Incentive Plan to provide equity and equity-based awards as long-term incentive compensation to our executive officers and key employees.

We use equity awards to:

●	attract and retain key officers and employees;

●	motivate our officers and employees by means of performance-related incentives to achieve long-range performance goals;

●	enable our officers and employees to participate in our long-term growth; and

●	link our officers’ and employees’ compensation to the long-term interests of our stockholders.

Subject to the terms of the 2019 Long-Term Incentive Plan, the Compensation Committee determines the persons to receive equity and equity-based awards. At the time of each award, the Compensation Committee determines the terms of the award, including any performance period (or periods) and any performance objectives relating to the award, subject to the terms and conditions set forth in the 2019 Long-Term Incentive Plan.

Grant Practices for Executive Officers. Annual equity awards to executive officers are typically granted in the form of restricted stock during the first quarter of the year and typically vest over four years. In March 2024, the Compensation Committee granted annual awards of restricted stock to our NEOs. In determining the amounts of such awards, the Compensation Committee considered competitive long-term incentive amounts, the desired pay mix to balance annual and long-term outcomes, each NEO’s individual performance in 2023, the Company’s performance against its peers in 2023, and the achievement of certain strategic and operational goals for the year.

In addition, the Compensation Committee moved forward to December 2024 the annual grants of restricted stock awards to our NEOs that would typically be granted in March 2025 (“Pull Forward Grants”). To further align our NEOs’ overall compensation with long-range performance goals, long-term growth and the long-term interests of our stockholders, and with respect to certain limitations related to the types and amounts of equity awards permitted under our 2019 Long-Term Incentive Plan, the Compensation Committee considered and determined to approve special one-time grants of stock options to certain of our NEOs, including Messrs. K. Brown and Harder, in lieu of grants of restricted stock in March 2025. As a result, Mr. Harder received his full annual award of restricted stock in December 2024, and Messrs. K. and S. Brown received a portion of their annual awards of restricted stock in December 2024. The balance of Mr. K. Brown’s annual award was issued in the form of restricted cash, and the balance of Mr. S. Brown’s annual award was issued in the form of restricted stock, each on March 14, 2025, the same day our general employee base received their annual equity awards. The Compensation Committee determined to approve an award of restricted cash for the balance of Mr. K. Brown’s annual award given its desire to include him in the special one-time grant of stock options, which would consume the individual limit on grants of awards in any calendar year under our 2019 Long-Term Incentive Plan, and an award of restricted stock for the balance of Mr. S. Brown’s annual award because he would not participate in the special one-time grant of stock options due to his Executive Chairman role. The Compensation Committee approved a vesting schedule for all Pull Forward Grants, other than for Mr. K. Brown, that matches the vesting schedule that would have applied if the grants were made in full and in normal course in March 2025 (i.e., 25% of the shares vest on March 15, 2026, with the remaining shares vesting in quarterly installments over the next three years). For Mr. K. Brown, the Compensation Committee approved a combined four-year vesting period for his restricted cash award and his Pull Forward Grant, with the restricted cash vesting in years one and two after grant and the Pull Forward Grant vesting in years three and four. The Compensation Committee adopted this vesting schedule for Mr. K. Brown to preserve the same level of total retention as an award made wholly in restricted stock.

Restricted stock and restricted stock units.

Generally, BDCs such as us may not grant shares of their stock for services without an exemptive order from the SEC. On May 27, 2021, we received such exemptive relief from the SEC, thus allowing us — via the Compensation Committee, subject to the discretion of the Board — to grant awards of restricted stock, incentive stock options and non-statutory stock options (together with incentive stock options, “Options”) to certain of the Company’s executive officers, employee directors and other employees (collectively, the “Employee Participants”) under the 2019 Long-Term Incentive Plan, subject to the terms and conditions of the SEC Exemptive Order and such equity incentive plan. The 2019 Long-Term Incentive Plan was initially approved by our Board on October 17, 2019 and by our stockholders on June 17, 2021 at our 2021 Annual Meeting, and became effective as of such date of stockholder approval (June 17, 2021). An amendment to the 2019 Long-Term Incentive Plan to increase the number of shares available for issuance thereunder to 9.4 million shares was approved by our Board on April 23, 2024 and by our stockholders on June 12, 2024 at our 2024 Annual Meeting, which amendment became effective as of such date of stockholder approval (June 12, 2024).

Our 2019 Long-Term Incentive Plan provides a means through which we may attract and retain qualified employees to enter into and remain in service to the Company. Each grant of restricted stock allows for a fixed number of shares as set forth in an award agreement between the grantee and us. Award agreements set forth time and/or performance vesting schedules and other appropriate terms and/or restrictions with respect to awards, including rights to distributions and voting rights. While the 2019 Long Term Incentive Plan contemplates grants of restricted stock, restricted stock units, Options, dividend equivalent rights, performance awards and other stock-based awards to the Employee Participants, the Company only sought and received exemptive relief from the SEC pursuant to the SEC Exemptive Order to grant awards of restricted stock and Options. As a result, the Company will only grant awards of such securities under the 2019 Long Term Incentive Plan. The Employee Participants will have the right to receive dividends on such awarded restricted stock, unless and until the restricted stock is forfeited.

During the year ended December 31, 2024, the Company granted 1,080,698 shares, net of 260,154 retired shares, of restricted stock of the 9.4 million authorized under the 2019 Long Term Incentive Plan. The Company determined that the fair value of such restricted stock granted during the year ended December 31, 2024 was approximately $19.6 million and recognized total share-based compensation expense of $10.3 million for the year. As of December 31, 2024, there was approximately $26.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of three years.

The 2019 Long-Term Incentive Plan will terminate on the day prior to the tenth anniversary of the date it was initially approved by the Board, unless terminated sooner by action of the Board or the Compensation Committee, as applicable.

Equity Compensation Plan Information

Set forth in the table below is a list of all of the Company’s equity compensation plans and certain information about the number of shares that were subject to outstanding equity awards under such equity compensation plans and the shares remaining available for issuance thereunder as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted- average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2019 Trinity Capital Inc. Long-Term Incentive Plan, as Amended	—	$—	5,955,776
Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, as Amended	—	$—	60,012
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	6,015,788

(1)	As of December 31, 2024, the Company had not issued any options, warrants and/or rights and none were outstanding under any of the above equity compensation plans. The Company had only issued and had outstanding shares of restricted stock under such equity compensation plans as of December 31, 2024.

Competitive Market Review

We consider competitive market practices with respect to the salaries and total compensation of our NEOs. We review the market practices of internally managed BDCs and other relevant companies including by reviewing public filings. As discussed under “Compensation Committee”, the Compensation Committee has engaged Mercer and FW Cook, each an independent third-party compensation consultant, to perform certain services related to our executive officer compensation, including but not limited to development and annual review of a compensation peer group, annual benchmarking of executive officer compensation, and other compensation-related governance matters.

In determining 2024 NEO compensation, the Compensation Committee considered Mercer’s and FW Cook’s executive benchmarking reports, which compared our executive officer compensation to that of the comparator peer group approved by the Compensation Committee, which is made up of internally managed BDCs, internally managed real estate investment trusts, and broader financial services organizations of comparable size to the Company. Selection criteria for comparator peer group companies included publicly traded status, geography, industry, size, organizational structure and disclosure of compensation data. The comparator peer group is believed to reflect the labor market for our executive officers and has a similar investor base.

Pay for Performance Alignment

We believe that our executive compensation program appropriately aligns executive compensation with both company and individual performance. As described above, the Compensation Committee considers a number of individual and corporate performance factors and metrics each year in setting executive compensation and determining incentive compensation payout levels. The Compensation Committee considers, among other things, our net investment income, return on average equity, dividend yield, net asset value growth, assets under management growth, deployment of capital, capitalization, portfolio activity and growth in total assets, as well as other strategic items of importance, for the relevant year against our BDC peers. The objective in analyzing these performance factors is to ensure that executive compensation is appropriately tied to the Company’s performance in a given year. Although we are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 and therefore not subject to an annual “say-on-pay” advisory vote, we regularly engage with our stockholders to solicit feedback on our executive compensation program and policies.

Based on stockholder feedback received during 2023, the Compensation Committee’s comprehensive assessment of our corporate performance in 2023 and 2024, and the change in executive positions of Messrs. S. Brown and K. Brown in 2024 and Mr. Harder serving his first full calendar year as Chief Operating Officer in 2024, the Compensation Committee adjusted 2024 salaries and target bonus opportunities for our NEOs and approved the 2024 annual long-term incentive awards for our NEOs, as discussed above. We believe that our 2024 executive compensation appropriately balances stockholder feedback with a desire to create meaningful performance and retention incentives for our NEOs.

Severance

Upon certain terminations of employment, the NEO Agreements provide that the certain NEOs may receive severance payments and equity and equity-based awards under our 2019 Long-Term Incentive Plan may vest and/or become immediately exercisable or salable as described herein.

2019 Long-Term Incentive Plan.

Under the 2019 Long-Term Incentive Plan, upon specified covered transactions involving a change in control (as defined in the 2019 Long-Term Incentive Plan), all outstanding awards under the 2019 Long-Term Incentive Plan will be subject to accelerated vesting in full and then terminated to the extent not exercised within a designated time period.

Severance.

The following discussion regarding severance payments applies only to certain NEOs with whom we have entered into NEO Agreements. See the section below entitled “NEO Agreements” for more information regarding severance payments.

The rationale behind providing severance packages under certain circumstances described below is to attract and retain talented executives and assure them that they will not be financially disadvantaged if they relocate and/or leave another job to join us, but are not retained following a transaction and to ensure that our business is operated and governed for our stockholders by a management team, and under the direction of a board of directors, who are not financially motivated to frustrate the consummation of such a transaction. For more discussion regarding executive compensation in the event of a termination or change in control, please see the table entitled “2024 Potential Payments Upon Termination of Employment Table.”

Conclusion

Our compensation policies are designed to retain and motivate our NEOs and to ultimately reward them for outstanding performance which grows the value of the Company. We believe the retention and motivation of our NEOs will enable us to grow strategically and position ourselves competitively in our market.

NEO Summary Compensation Table

The following table shows the compensation paid or accrued to our NEOs during the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)(2)(3)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(4)(5)	Total ($)
Kyle Brown	2024	733,333	1,815,000	4,410,811				13,800	6,972,944
Chief Executive Officer, President and	2023	650,000	1,343,400	2,673,982				13,200	4,680,582
Chief Investment Officer, and Director(6)	2022	650,000	1,255,350	3,599,992				20,500	5,525,842
Steven L. Brown	2024	666,667	1,045,000	4,398,649				13,800	6,124,115
Executive Chairman and Director(6)	2023	750,000	1,587,800	2,822,541				13,200	5,173,541
	2022	750,000	1,483,450	3,799,997				—	6,033,447
Gerald Harder	2024	625,000	715,000	1,759,998				13,800	3,113,798
Chief Operating Officer	2023	500,000	792,800	742,769				13,200	2,048,769
	2022	500,000	732,200	999,992				27,000	2,259,192

(1)	Includes discretionary annual cash bonuses earned by the NEOs in the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022, which were declared by the Compensation Committee and were based on Company performance, individualized performance and other metrics in accordance with the NEO Agreements. See “— NEO Agreements.”
(2)	In addition to their discretionary annual cash bonuses, in the fiscal year ended December 31, 2023, Messrs. S. Brown, K. Brown and Harder received discretionary cash bonuses of $417,800, $353,400 and $192,800, respectively, in connection with the Company’s January 2022 $50.8 million realized gain from the liquidation of equity positions in two portfolio companies.
(3)	In addition to their discretionary annual cash bonuses, in the fiscal year ended December 31, 2022, Messrs. S. Brown, K. Brown and Harder received discretionary cash bonuses of $557,200, $471,600 and $257,200, respectively, in connection with the Company’s January 2022 $50.8 million realized gain from the liquidation of equity positions in two portfolio companies.
(4)	Beginning in 2023, the Company revised its methodology for calculating “All Other Compensation” pursuant to the applicable instructions in Item 402(c)(2)(ix) to exclude distributions accrued on restricted stock awards, as the Company believes these distributions are factored into the grant date fair value shown in the “Stock Awards” column of the Summary Compensation Table.
(5)	Reflects employer matching contributions under the Company’s 401(k) plan.
(6)	As part of the Company’s long-term succession plans, effective January 1, 2024, Kyle Brown succeeded Steven Brown as Chief Executive Officer of the Company, and Steven Brown assumed a newly created role of Executive Chairman.

NEO Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised, unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(1)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steven L. Brown	—	—	—	—	—	492,198	7,122,105	—	—
Kyle Brown	—	—	—	—	—	482,081	6,975,712	—	—
Gerald Harder	—	—	—	—	—	170,728	2,470,434	—	—

(1)	Market value of shares of units of stock that have not vested as of December 31, 2024 valued at the closing stock price on December 31, 2024 (the last trading day prior to the Company’s fiscal year end) of $14.47.

NEO Agreements

As described above, we entered into the NEO Agreements with our NEOs. On March 14, 2025, we entered into amended and restated NEO Agreements (the “A&R NEO Agreements”) as discussed below under “Amended and Restated NEO Agreements.” Each of such agreements provide for employment “at will” and specify an initial base salary subject to annual review by the Compensation Committee.

In addition to their annual base salaries, the NEOs will be eligible to receive discretionary annual cash bonuses as may be declared from time to time by the Compensation Committee, which bonuses will be based on individualized performance and other metrics. The Compensation Committee will establish such performance objectives, as well as determine the actual bonus awarded to each NEO, annually.

Certain NEO Agreements also provided for certain severance and other benefits upon certain terminations of employment for a period of five years following the commencement of the NEO’s employment, which time period was removed in the A&R NEO Agreements. The severance and other benefits in these circumstances under the NEO Agreements, as of December 31, 2024, are reflected in the discussion above and the table below entitled “2024 Potential Payments upon Termination of Employment Table.”

The NEO Agreements and the A&R NEO Agreements provide for, to the extent permitted by applicable law, a non-competition period and other restrictive covenants after termination of employment. In addition, these agreements provide for, to the extent permitted by applicable law, a non-solicitation period after any termination of employment and for perpetual protection of confidential company information.

Under the NEO Agreements, the NEOs were entitled to certain payments upon certain terminations of employment, including if a termination occurred in connection with a change in control. The following table sets forth those potential payments with respect to each applicable NEO if their employment had terminated on December 31, 2024:

2024 Potential Payments upon Termination of Employment Table

Name	Benefit	Death(3)	Disability(3)	Termination Without Cause or Good Reason(3)	Within One Year After Change in Control; Termination Without Cause or Good Reason(3)
Steven L. Brown	Severance(1)	$1,444,444	$1,444,444	$1,444,444	$1,444,444
	Bonus(2)	2,094,167	2,094,167	2,094,167	2,094,167
	Equity Award Acceleration(3)	7,141,167	7,141,167	7,141,167	7,141,167
Kyle Brown	Severance(1)	1,355,555	1,355,555	1,355,555	1,355,555
	Bonus(2)	2,392,500	2,392,500	2,392,500	2,392,500
	Equity Award Acceleration(3)	7,003,090	7,003,090	7,003,090	7,003,090
Gerald Harder	Severance(1)	541,667	541,667	541,667	541,667
	Bonus(2)	596,667	596,667	596,667	596,667
	Equity Award Acceleration(3)	2,483,142	2,483,142	2,483,142	2,483,142

(1)	Severance pay includes an employee’s annual base salary (as averaged over three years or employee’s most recent annual base salary if less than three years) and applicable multiple thereof paid in lump sum.
(2)	Bonus compensation includes an employee’s annual bonus (as averaged over last three years or employee’s most recent annual bonus if less than three years) and applicable multiple thereof plus, if applicable, an employee’s pro rata annual bonus for the year of termination paid in lump sum. Amounts for pro rata annual bonus are not included in the table because it assumes a termination date December 31, 2024, and the NEO would already be entitled to receive that bonus for that fiscal year.
(3)	Upon these termination events, the employee will also become fully vested in any previously unvested equity or equity-based compensation and receive company paid employer contributions towards COBRA continuation coverage for a period of time, paid in lump sum.

Amended and Restated NEO Agreements

As discussed above, we entered into the A&R NEO agreements with our NEOs on March 14, 2025, which supersede and replace the NEO Agreements.

The A&R NEO Agreements provide for employment “at will” and specify an initial base salary of (i) $750,000 for Mr. K. Brown, (ii) $500,000 for Mr. S. Brown and (iii) $650,000 for Mr. Harder, each of which is subject to annual review and adjustment by the Compensation Committee.

In addition to their annual base salaries, under the A&R NEO Agreements, each NEO will be eligible to receive a discretionary annual (i) cash bonus and (ii) grant of restricted stock or other equity awards under the 2019 Long-Term Incentive Plan, each as determined and approved by the Compensation Committee. Under the A&R NEO Agreements, the NEOs are also eligible to participate in the Company’s employee benefits plans (including life, health and accident insurance and disability programs), subject to the terms and conditions of the applicable plans.

Under the A&R NEO Agreements, upon a termination by the Company of an NEO’s employment without “Cause” or upon a resignation by the NEO with “Good Reason” (each as defined in the A&R NEO Agreements), in addition to certain vested rights the NEO may have under any of the Company’s employee benefit plans and payment to the NEO for any accrued but unused vacation days, the NEO will receive, (i) an amount equal to the NEO’s monthly base salary, for a period of twenty-four (24) months for each of Messrs. K. Brown and S. Brown, which will increase to a lump sum payment of three (3) times their respective annual base salaries in the event that such termination occurs within the twenty-four (24) month period following certain “Covered Transactions” (as defined in the 2019 Long-Term Incentive Plan), and twelve (12) months of continued base salary for the other NEOs, which will increase to a lump sum payment of two (2) times their respective annual base salaries in the event that such termination occurs within the twenty-four (24) month period following certain Covered Transactions, (ii) any earned but unpaid annual bonus with respect to the calendar year ending on or preceding the date of termination, (iii) a pro rata portion of the NEO’s annual bonus for the then-current calendar year, based on the Company’s actual performance and payable at the same time bonuses for such year are paid to other senior executives of the Company, provided that, in the event that any such termination occurs within the twenty-four (24) month period following a Covered Transaction, such amount will be equal to one (1) times the average of the NEO’s most recent three annual bonuses (or two (2) times such amount in the case of Messrs. K. Brown and S. Brown), to be paid in a lump sum within sixty (60) days following such termination of employment, (iv) accelerated vesting of outstanding awards under the 2019 Long-Term Incentive Plan for any portion of such awards that would have become vested within two (2) years of the NEO’s termination date, provided that such acceleration would include the entire unvested portion of such awards in the case of Mr. S. Brown and in the event that such termination occurs within the twenty-four (24) month period following a Covered Transaction for the other NEOs and (v) if the NEO elects COBRA coverage under the Company’s group health plan, a payment equal to the Company’s monthly portion of premiums for a period of twenty-four (24) months for each of Messrs. K. Brown and S. Brown and twelve (12) months for the other NEOs, which will increase to a lump sum payment of thirty-six (36) months and twenty-four (24) months, respectively, in the event that such termination occurs within the twenty-four (24) month period following a Covered Transaction. The payment of any such severance described above is conditioned on the NEO’s execution and non-revocation of a general release of claims in favor of the Company, and the NEO’s continued compliance with certain post-employment restrictive covenants.

Under the A&R NEO Agreements, in the event that an NEO’s employment is terminated due to death or disability, in addition to certain vested rights the NEO may have under any of the Company’s employee benefit plans and payment to the NEO (or the NEO’s estate) for any accrued but unused vacation days, the NEO (or the NEO’s estate) will be paid (i) any earned but unpaid bonus with respect to the calendar year ending on or preceding the date of termination and (ii) a pro rata portion of the NEO’s annual bonus for the then-current calendar year, based on the Company’s actual performance and payable at the same time bonuses for such year are paid to other senior executives of the Company and, in the case of Mr. S. Brown, accelerated vesting of all of his then-outstanding time-based equity awards under the 2019 Long-Term Incentive Plan.

The A&R NEO Agreements also include certain confidentiality, non-competition and non-solicitation provisions and certain other restrictive covenants.

Compensation Plans

401(k) Pl an

We maintain a 401(k) plan in which all full-time employees who are at least 21 years of age and have three months of service are eligible to participate. Eligible employees have the opportunity to contribute their compensation on a pretax salary basis into the 401(k) plan up to the Internal Revenue Service (“IRS”) limits annually for the 2024 plan year, and to direct the investment of these contributions. Plan participants who are age of 50 or older during the 2024 plan year are eligible to defer additional “catch up contributions” in amounts up to IRS limits during 2024.

The Board may also, at its sole discretion, provide that the Company will make additional contributions to employee 401(k) plan accounts. Pursuant to such discretion, currently, the Company matches 100% of employee contributions to 401(k) plan accounts in amounts up to, but not exceeding, 4% of the employee’s earnings.

Executive Compensation Recovery, or “Clawback”

We have adopted a Clawback Policy in accordance with the requirements of Nasdaq Listing Rule 5608 and Rule 10D-1 under the Exchange Act. Our Clawback Policy provides for the recovery of certain incentive-based compensation in the event of an accounting restatement of our financial statements in connection with material non-compliance with any financial reporting requirement under U.S. Federal securities laws, including any required accounting statement to correct a material error in previously issued financial statements. Under the Clawback Policy, we will promptly recoup from covered executive officers, including our NEOs, erroneously awarded compensation received by any such covered executive officer after the policy’s effective date if we are required to prepare an accounting restatement.

Compensation Committee Interlocks and Insider Participation

During 2024, no member of the Compensation Committee was an officer, former officer or employee of ours or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. Each member of the Compensation Committee is independent for purposes of the applicable listing standards of Nasdaq and not an “interested person” of the Company (as such term is defined in Section 2(a)(19) of the 1940 Act). In addition, no Compensation Committee interlocking relationships, as set forth under Item 407(e) of Regulation S-K, existed during 2024 between any member of the Board, the Compensation Committee or our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2025, information with respect to the beneficial ownership of shares of our common stock by:

●	each of our directors and executive officers;

●	all of our directors and executive officers as a group; and

●	each person, if any, known to us to beneficially own more than 5.0% of the outstanding shares of our common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Ownership information for those persons who beneficially own 5.0% or more of our shares of common stock pursuant to these rules is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available. The percentage of beneficial ownership in the following table is based on 64,654,247 shares of our common stock outstanding as of April 15, 2025.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and/or investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law.

Our directors are divided into two groups — interest directors and Independent Directors. Interested directors are “interested persons” as defined in Section 2(a)(19) under the 1940 Act independent directors are all other directors.

Name and Address of Beneficial Owner	Type of Ownership	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Directors
Steven L. Brown(2)	Direct and Indirect	1,386,174	2.14%
Kyle Brown(3)	Direct and Indirect	1,081,929	1.67%
Independent Directors
Irma Lockridge	Direct	16,683	*
Richard P. Hamada	Direct	97,070	*
Ronald E. Estes(4)	Direct and Indirect	34,673	*
Michael E. Zacharia(5)	Direct and Indirect	42,442	*
Executive Officers
Gerald Harder(6)	Direct and Indirect	305,281	*
Ron Kundich	Direct	220,576	*
Sarah Stanton	Direct	144,970	*
Michael Testa	Direct	101,617	*
Executive officers and directors as a group (10 persons)(7)		3,431,415	5.31%

*	Less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Includes 845,428 shares held directly by Mr. S. Brown and 540,746 shares held indirectly through the Steven and Patricia Brown Family Trust, dated March 19, 1998.
(3)	Includes 1,019,285 shares held directly by Mr. K. Brown, 10,825 shares held through KBIZ Corp., which he solely owns and controls, and 51,819 shares held indirectly through the Kyle and Amy Brown Family Trust, dated February 4, 2019.
(4)	Includes 25,836 shares held directly by Mr. Estes and 8,837 shares held indirectly through the Estes Revocable Trust, dated January 12, 1990.
(5)	Includes 22,102 shares held directly by Mr. Zacharia and 20,340 shares held indirectly through the 2001 Michael E and Debra L Zacharia Trust, dated June 15, 2001.
(6)	Includes 285,493 shares held directly by Mr. Harder, 10,000 shares held by the Harder Family Living Trust, dated May 26, 2000, and 9,788 shares held indirectly through an IRA with the Millennium Trust Co. LLC as custodian.
(7)	The address for each of the directors and officers is c/o Trinity Capital Inc., 1 N. 1st Street, Suite 302, Phoenix, Arizona 85004.

For a description of our securities authorized for issuance under equity compensation plans, see “Item 11—Executive Compensation—Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

We have established procedures to govern the review, approval and monitoring of transactions involving the Company and certain persons related to it. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with the Company, including our officers, directors, and employees and any person controlling or under common control with us.

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with the Company, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, the Company, companies controlled by us and our employees and directors.

We will not enter into any agreements unless and until the Board is satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek the review and obtain the approval of the Board and, if required, exemptive relief from the SEC for such transactions.

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements are intended to provide our directors and executive officers with the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we will indemnify the director or executive officer who is a party to the agreement, including the advancement of legal expenses, if, by reason of his or her corporate status, such director or executive officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in our right, to the maximum extent permitted by Maryland law and the 1940 Act.

Director Independence

For information regarding the independence of our director and audit committee members, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Fees

Ernst & Young LLP also acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024 and December 31, 2023. Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by Ernst & Young LLP for professional services performed for the fiscal years ended December 31, 2024 and December 31, 2023:

	For the fiscal year ended December 31, 2024	For the fiscal year ended December 31, 2023
Audit Fees	$1,191,500	$955,000
Audit-Related Fees(1)	$220,000	$—
Tax Fees	$46,000	$44,500
All Other Fees(2)	$—	$—
Total Fees	$1,457,500	$999,500

(1)	“Audit-Related Fees” are those fees billed to the Company by Ernst & Young LLP for services provided by Ernst & Young LLP.
(2)	“All Other Fees” are those fees, if any, billed to the Company by Ernst & Young LLP in connection with permitted non-audit services.

Pre-Approval Policies and Procedures

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Ernst & Young LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1+	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
3.2+	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.1+	Indenture, dated January 16, 2020, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
4.2+	First Supplemental Indenture, dated January 16, 2020, relating to the 7.00% Notes due 2025, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
4.3+	Form of 7.00% Notes due 2025 (included as part of and incorporated by reference to Exhibit 4.2 hereto).
4.4+	Third Supplemental Indenture, dated August 24, 2021, relating to the 4.375% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 24, 2021).
4.5+	Form of 4.375% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.4 hereto).
4.6+	Fourth Supplemental Indenture, dated December 15, 2021, relating to the 4.25% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 15, 2021).
4.7+	Form of 4.25% Notes due 2026 (included as part of and incorporated by reference to Exhibit 4.6 hereto).
4.8+	Fifth Supplemental Indenture, dated as of March 28, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 28, 2024).
4.9+	Form of 7.875% Note due 2029 (included as part of and incorporated by reference to Exhibit 4.8 hereto).
4.10+	Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 19, 2024).
4.11+	Form of 7.875% Note due 2029 (included as part of and incorporated by reference to Exhibit 4.10 hereto).
4.12+	Description of Registrant’s Securities.
10.1+	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2021).
10.2+	Custody and Account Agreement, dated January 8, 2020, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.3+	Credit Agreement, dated as of October 27, 2021, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2021).
10.4+	First Amendment to Credit Agreement, dated as of December 22, 2021, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit (k)(9) to the Company’s Registration Statement on Form N-2 (File No. 333-261782) filed January 26, 2022).

10.5+	Second Amendment to Credit Agreement, dated as of April 13, 2022, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2022).
10.6+	Third Amendment to Credit Agreement, dated as of November 21, 2022, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023).
10.7+	Fourth Amendment to Credit Agreement, dated as of March 2, 2023, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023).
10.8+	Fifth Amendment to Credit Agreement, dated as of February 13, 2024, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 6, 2024).
10.9+	Sixth Amendment to Credit Agreement, dated as of August 2, 2024, relating to the KeyBank Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Wells Fargo, National Association, as collateral custodian and paying agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2024).
10.10+	Joinder Agreement, dated September 19, 2024, by and between TrinCap Funding, LLC, as Borrower, Trinity Capital Inc., as Servicer, KeyBank National Association, as the Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2024).
10.11+	Joinder Agreement, dated December 10, 2024, by and between TrinCap Funding, LLC, as Borrower, Trinity Capital Inc., as Servicer, KeyBank National Association, as the Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
10.12+	Sale and Contribution Agreement, dated as of October 27, 2021, between the Company and TrinCap Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 1, 2021).
10.13#+	Employment Offer Letter, dated January 16, 2020, by and between the Company and Steven L. Brown (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.14#+	Employment Offer Letter, dated January 16, 2020, by and between the Company and Kyle Brown (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.15#+	Employment Offer Letter, dated January 16, 2020, by and between the Company and Gerald Harder (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.16#+	2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).
10.17#+	Form of Restricted Stock Agreement (2019 Trinity Capital Inc. Long Term Incentive Plan) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed September 14, 2021).
10.18#+	Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 23, 2021).
10.19#+	Form of Restricted Stock Agreement (Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed September 14, 2021).
10.20#+	Amendment No. 1 to the 2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2024).
10.21#+	Amendment No. 1 to the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2024).
10.22+	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.23+	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.24+	Transfer Agency Agreement and Registrar Services Agreement, dated November 1, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.25+	Open Market Sale Agreement, dated December 1, 2023, by and between Trinity Capital Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2023).

10.26+	Open Market Sale Agreement, dated December 1, 2023, by and between Trinity Capital Inc. and B. Riley Securities, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2023).
10.27+	Open Market Sale Agreement, dated August 23, 2024, by and between Trinity Capital Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 23, 2024).
10.28+	Note Purchase Agreement by and between Trinity Capital Inc. and the purchasers party thereto, dated October 29, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2024).
10.29+	Open Market Sale Agreement, dated February 10, 2025, by and between Trinity Capital Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2025).
19.1+	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
21.1	List of Subsidiaries
Trinity Capital Holdings, LLC (Delaware)
Trinity Funding 1, LLC (Delaware)
TrinCap Funding, LLC (Delaware)
Trinity Capital Adviser, LLC (Delaware)
23.1+	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
24.1+	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
97.1+	Trinity Capital Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 6, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

+	Indicates documents previously filed or furnished, as applicable, with the Original Filing, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: May 5, 2025	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and
Chief Investment Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 5, 2025:

/s/ Kyle Brown	/s/ Michael Testa
Kyle Brown	Michael Testa
Chief Executive Officer, President and	Chief Financial Officer and Treasurer
Chief Investment Officer, and Director	(Principal Financial and Accounting Officer)
(Principal Executive Officer)

*	*
Steven L. Brown	Michael E. Zacharia
Executive Chairman	Director

*	*
Irma Lockridge	Richard Hamada
Director	Director

*
Ronald E. Estes
Director

* By:	/s/ Sarah Stanton
Sarah Stanton
Attorney-in Fact