Form 10-Q
period 2025-03-31
Trinity Capital Inc.
filed 2025-05-07
CIK 1786108

PRewhwwrecw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 5, 2025, the registrant had 64,650,801 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED March 31, 2025

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $81,861 and $82,391, respectively)	$90,018	$89,249
Affiliate investments (cost of $39,102 and $34,309, respectively)	39,164	34,727
Non-Control / Non-Affiliate investments (cost of $1,709,524 and $1,643,526, respectively)	1,663,507	1,601,594
Total investments (cost of $1,830,487 and $1,760,226, respectively)	1,792,689	1,725,570
Cash and cash equivalents	8,386	9,627
Interest receivable	16,626	16,542
Deferred credit facility costs	6,230	6,586
Other assets	33,345	15,916
Total assets	$1,857,276	$1,774,241

LIABILITIES
KeyBank Credit Facility	$392,000	$113,000
Unsecured Notes, net of $9,197 and $10,327, respectively, of unamortized deferred financing costs	566,954	764,673
Distribution payable	32,579	31,451
Security deposits	7,015	8,472
Accounts payable, accrued expenses and other liabilities	25,333	33,663
Total liabilities	1,023,881	951,259

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 63,880,330 and 61,669,059 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	64	62
Paid-in capital in excess of par	845,531	829,626
Distributable earnings/(accumulated deficit)	(12,200)	(6,706)
Total net assets	833,395	822,982
Total liabilities and net assets	$1,857,276	$1,774,241
NET ASSET VALUE PER SHARE	$13.05	$13.35

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$2,328	$852
Affiliate investments	1,272	385
Non-Control / Non-Affiliate investments	59,073	48,155
Total interest and dividend income	62,673	49,392
Fee and other income:
Affiliate investments	693	866
Non-Control / Non-Affiliate investments	2,019	195
Total fee and other income	2,712	1,061
Total investment income	65,385	50,453

EXPENSES:
Interest expense and other debt financing costs	17,656	12,144
Compensation and benefits	10,645	9,864
Professional fees	2,027	720
General and administrative	2,466	1,929
Total gross expenses	32,794	24,657
Allocated expenses to Trinity Capital Adviser, LLC	(408)	—
Total net expenses	32,386	24,657

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	32,999	25,796
Excise tax expense	616	639
NET INVESTMENT INCOME	32,383	25,157

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Non-Control / Non-Affiliate investments	(2,154)	1,351
Net realized gain/(loss) from investments	(2,154)	1,351

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	2	1,963
Affiliate investments	430	254
Non-Control / Non-Affiliate investments	(3,574)	(14,217)
Net change in unrealized appreciation/(depreciation) from investments	(3,142)	(12,000)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$27,087	$14,508

NET INVESTMENT INCOME PER SHARE - BASIC	$0.52	$0.54
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.52	$0.52

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.43	$0.31
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.43	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	62,555,531	46,748,386
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	62,555,531	50,595,651

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2025:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2024	61,669,059	$62	$829,626	$(6,706)	$822,982
Issuance of common stock pursuant to distribution reinvestment plan	20,349	—	297	—	297
Stock-based compensation	—	—	2,609	—	2,609
Issuance of restricted stock awards	319,956	—	—	—	—
Issuance of common stock, net of issuance costs	1,977,463	2	30,466	—	30,468
Retired and forfeited shares of restricted stock	(106,497)	—	(1,695)	—	(1,695)
Additional paid-in capital in connection with Convertible Notes Redemption	—	—	(15,772)	—	(15,772)
Distributions to stockholders	—	—	—	(32,581)	(32,581)
Net increase/(decrease) in net assets resulting from operations	—	—	—	27,087	27,087
Balance as of March 31, 2025	63,880,330	$64	$845,531	$(12,200)	$833,395

Three Months Ended March 31, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2023	46,323,712	$46	$633,740	$(22,627)	$611,159
Issuance of common stock pursuant to distribution reinvestment plan	23,456	—	340	—	340
Stock-based compensation	—	—	2,459	—	2,459
Issuance of restricted stock awards	753,051	1	(1)	—	—
Issuance of common stock, net of issuance costs	1,652,632	2	24,238	—	24,240
Retired and forfeited shares of restricted stock	(109,657)	—	(1,582)	—	(1,582)
Distributions to stockholders	—	—	—	(24,808)	(24,808)
Net increase/(decrease) in net assets resulting from operations	—	—	—	14,508	14,508
Balance as of March 31, 2024	48,643,194	$49	$659,194	$(32,927)	$626,316

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$27,087	$14,508
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(218,458)	(240,700)
Proceeds from sales and paydowns of investments	157,087	148,541
Net change in unrealized (appreciation)/depreciation from investments	3,142	12,000
Net realized (gain)/loss from investments	2,154	(1,351)
Accretion of original issue discounts and end of term payments on investments	(11,044)	(7,172)
Amortization of deferred financing costs	1,276	1,075
Stock-based compensation	2,609	2,459
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(84)	(2,106)
(Increase)/Decrease in other assets	(17,323)	(872)
Increase/(Decrease) in security deposits	(1,457)	(1,173)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(8,330)	(6,610)
Net cash provided by/(used in) operating activities	(63,341)	(81,401)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(106)	(33)
Net cash provided by/(used in) investing activities	(106)	(33)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	30,468	24,240
Retirement of employee shares	(1,695)	(1,582)
Cash distributions paid	(31,154)	(22,821)
Issuance of debt, net of issuance costs	3,343	111,803
Repayment of Unsecured Notes	(217,756)	—
Borrowings under Credit Facility	398,000	148,000
Repayments under Credit Facility	(119,000)	(171,000)
Net cash provided by/(used in) financing activities	62,206	88,640

Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,241)	7,206
Cash, cash equivalents and restricted cash at beginning of period	9,627	4,761
Cash, cash equivalents and restricted cash at end of period	$8,386	$11,967

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$13,966	$10,338
Income tax, including excise tax, paid	2,722	2,524
Distribution payable	32,579	24,808
Distributions reinvested	297	340

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	March 13, 2024	October 1, 2025	Fixed interest rate 19.0%; EOT 0.0%	$3,001	$3,001	$3,063	(9)(10)(14)
	Equipment Financing	March 25, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	5,708	5,707	5,848	(9)(10)(14)(19)
	Equipment Financing	April 24, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	3,084	3,084	3,163	(9)(10)(14)(19)
	Equipment Financing	May 28, 2024	May 1, 2026	Fixed interest rate 16.0%; EOT 0.0%	1,391	1,391	1,424	(9)(10)(14)
	Equipment Financing	June 21, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	4,996	4,996	5,123	(9)(10)(14)(19)
Total Applied Digital Corporation					18,180	18,179	18,621

Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$19,270	$18,916	$19,319	(8)(14)(19)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$16,201	$16,746	$16,894	(9)(14)(19)
	Equipment Financing	October 22, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	14,947	15,304	15,366	(9)(14)(19)
Total Cirrascale Cloud Services, LLC					31,148	32,050	32,260

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$7,316	$6,914	$6,914	(14)(19)

Sub-total: Artificial Intelligence & Automation (9.3%)*					$75,914	$76,059	$77,114

Biotechnology
Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	$4,292	$4,473	$4,472	(8)(14)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,762	4,765	(8)(14)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,904	4,909	(8)(14)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,181	5,191	(8)(14)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,181	5,191	(8)(14)
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	1,405	1,191	1,153	(8)(14)
Total Pendulum Therapeutics, Inc.					25,000	25,692	25,681

Taysha Gene Therapies, Inc.	Secured Loan	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0%	$30,000	$30,290	$30,998	(8)(9)(14)

Sub-total: Biotechnology (6.8%)*					$55,000	$55,982	$56,679

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Connectivity
Tarana Wireless, Inc.	Secured Loan	September 23, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$14,800	$14,150	$14,351	(8)(9)(14)(19)

Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,769	$15,769	(8)(22)
	Secured Loan	February 11, 2025	April 15, 2025	Fixed interest rate 11.5%; EOT 0.0%	1,300	1,298	1,298	(22)
Total Vertical Communications, Inc.					13,900	17,067	17,067

Sub-total: Connectivity (3.8%)*					$28,700	$31,217	$31,418

Consumer Products & Services
Eterneva, Inc.	Equipment Financing	November 24, 2021	June 1, 2026	Fixed interest rate 7.8%; EOT 11.5%	$189	$225	$198
	Equipment Financing	March 16, 2022	October 1, 2026	Fixed interest rate 8.1%; EOT 11.5%	326	360	320	(14)
	Equipment Financing	June 17, 2022	January 1, 2027	Fixed interest rate 11.9%; EOT 11.5%	1,011	1,062	958	(14)
Total Eterneva, Inc.					1,526	1,647	1,476

Molekule Group, Inc.	Equipment Financing	June 19, 2020	June 30, 2025	Fixed interest rate 8.8%; EOT 10.0%	$312	$595	$380	(18)
	Equipment Financing	September 29, 2020	June 30, 2025	Fixed interest rate 12.3%; EOT 10.0%	273	347	333	(18)
	Equipment Financing	December 18, 2020	June 30, 2025	Fixed interest rate 11.9%; EOT 10.0%	473	584	577	(18)
	Equipment Financing	August 25, 2021	June 30, 2025	Fixed interest rate 11.3%; EOT 10.0%	385	454	470	(18)
Total Molekule Group, Inc.					1,443	1,980	1,760

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$4,700	$4,768	$4,759	(8)(14)(19)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,742	4,772	(8)(14)(19)
	Secured Loan	August 1, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,648	4,657	(8)(14)(19)
Total Ogee, Inc.					14,100	14,158	14,188

Portofino Labs, Inc.	Secured Loan	April 1, 2021	November 1, 2025	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 6.0%	$789	$891	$905	(8)(14)

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	$6,319	$6,799	$6,818	(8)(14)
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	903	973	977	(8)(14)
Total Quip NYC, Inc.					7,222	7,772	7,795

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$3,528	$3,646	$3,671	(8)(14)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	4,000	4,012	4,077	(8)(14)
Total Rinse, Inc.					7,528	7,658	7,748

SI Tickets, Inc.	Secured Loan	May 11, 2022	September 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 3.0%	$1,684	$1,750	$1,714	(8)(14)

UnTuckIt, Inc.	Secured Loan	January 16, 2020	December 1, 2025	Fixed interest rate 12.0%; EOT 5.0%	$3,844	$4,787	$4,722

VitaCup, Inc.	Secured Loan	June 23, 2021	February 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 11.5%; EOT 5.0%	$6,000	$6,301	$5,816	(8)(14)

Sub-total: Consumer Products & Services (5.5%)*					$44,136	$46,944	$46,124

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Digital Assets Technology and Services
Cleanspark, Inc.	Equipment Financing	April 22, 2022	May 1, 2025	Fixed interest rate 10.3%; EOT 5.0%	$638	$1,638	$1,630	(10)(14)

Sub-total: Digital Assets Technology and Services (0.2%)*					$638	$1,638	$1,630

Education Technology
Edblox, Inc.	Secured Loan	March 19, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.8%; EOT 2.5%	$15,000	$14,891	$13,574	(8)(9)(14)

Medical Sales Training Holding Company	Secured Loan	March 18, 2021	May 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	$5,175	$5,547	$4,852	(8)
	Secured Loan	July 21, 2021	August 1, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	1,825	1,944	1,711	(8)
Total Medical Sales Training Holding Company					7,000	7,491	6,563

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$6,922
	Secured Loan	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	2,309
Total Yellowbrick Learning, Inc.					10,000	10,500	9,231

Sub-total: Education Technology (3.5%)*					$32,000	$32,882	$29,368

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	August 30, 2024	April 1, 2027	Variable interest rate PRIME + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$29,483	$28,879	$29,282	(8)(9)(15)(19)

Bestow, Inc.	Secured Loan	August 1, 2024	December 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 13.0%; EOT 1.5%	$40,000	$38,639	$38,472	(8)(14)

Busbot, Inc.	Secured Loan	April 1, 2024	October 1, 2026	Variable interest rate SOFR 30 Day Forward + 11.5% or Floor rate 13.5%; EOT 0.0%	$9,200	$9,075	$9,075	(8)(10)(12)(21)

Centivo Corporation	Secured Loan	July 31, 2024	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$3,775	$3,697	$3,754	(8)(9)(14)(15)(19)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,761	3,558	3,588	(8)(9)(14)(15)(19)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,756	3,568	3,568	(8)(9)(14)(15)(19)
Total Centivo Corporation					11,292	10,823	10,910

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2029	Variable interest rate PRIME + 2.5% or Floor rate 9.5%; EOT 2.0%	$7,235	$7,506	$7,469	(8)(9)(14)(15)(19)
	Secured Loan	July 31, 2024	April 1, 2029	Variable interest rate PRIME + 2.5% or Floor rate 9.5%; EOT 2.0%	7,235	7,512	7,457	(8)(9)(14)(15)(19)
Total Cherry Technologies, Inc.					14,470	15,018	14,926

Empower Financial, Inc.	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$11,622	$11,556	$11,703	(8)(9)(14)(19)
	Secured Loan	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	2,902	2,825	2,869	(8)(9)(14)(19)
	Secured Loan	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,353	4,234	4,301	(8)(9)(14)(19)
	Secured Loan	April 9, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,348	4,114	4,171	(8)(9)(14)(19)
	Secured Loan	May 15, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	14,495	14,623	14,917	(8)(14)(19)
Total Empower Financial, Inc.					37,720	37,352	37,961

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0%	$6,469	$6,679	$6,259	(8)(14)

Gravie, Inc.	Secured Loan	June 4, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$15,980	$15,711	$15,476	(8)(9)(14)(19)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.0%; EOT 1.0%	$12,500	$12,419	$12,594	(8)(14)

Mesa Financial, Inc.	Secured Loan	August 29, 2024	February 28, 2027	Variable interest rate SOFR 30 Day Forward + 10.3% or Floor rate 13.0%; EOT 0.0%	$12,851	$12,680	$12,680	(8)(10)(12)(21)

Pagaya Structured Products LLC	Secured Loan	August 23, 2024	August 23, 2025	Fixed interest rate 20.0%; EOT 0.0%	$12,778	$12,717	$12,717	(10)(12)

Parafin SPV 2, LLC	Secured Loan	February 22, 2024	December 21, 2026	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$22,670	$22,380	$22,380	(8)(10)(12)

Parafin SPV 3, LLC	Secured Loan	July 25, 2024	January 25, 2027	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 13.8%; EOT 0.0%	$16,951	$16,756	$16,756	(8)(10)(12)

PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$9,400	$9,172	$9,172	(8)(14)(19)

Slope Tech, Inc.	Secured Loan	October 5, 2022	February 27, 2026	Variable interest rate SOFR 1 Month Term + 11.8% or Floor rate 11.8%; EOT 0.0%	$3,243	$3,180	$3,180	(8)(10)(12)(21)

Under Technologies, Inc.	Secured Loan	September 13, 2024	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	$7,400	$7,287	$7,397	(8)(9)(19)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	7,400	7,264	7,281	(8)(9)(19)
Total Under Technologies, Inc.					14,800	14,551	14,678

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$12,150	$11,975	$12,093	(8)(9)(19)

Sub-total: Finance and Insurance (33.4%)*					$281,957	$278,006	$278,611

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Food and Agriculture Technologies
Bowery Farming, Inc.	Secured Loan	September 10, 2021	September 10, 2026	Variable interest rate SOFR 1 Month Term + 10.0% or Floor rate 1.0%; EOT 0.0%	$7,652	$6,939	$—	(8)(18)

Daring Foods, Inc.	Equipment Financing	April 29, 2022	May 1, 2025	Fixed interest rate 10.2%; EOT 7.5%	$32	$107	$106	(14)
	Equipment Financing	July 6, 2022	August 1, 2025	Fixed interest rate 10.9%; EOT 7.5%	57	91	90	(14)
	Equipment Financing	August 25, 2022	September 1, 2025	Fixed interest rate 12.1%; EOT 7.5%	169	247	246	(14)
Total Daring Foods, Inc.					258	445	442

DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$6,279	$7,126	$7,130	(9)(14)(19)

Emergy, Inc.	Equipment Financing	December 15, 2021	July 1, 2026	Fixed interest rate 12.7%; EOT 11.5%	$3,183	$3,992	$1,809	(18)
	Equipment Financing	December 13, 2022	July 1, 2027	Fixed interest rate 9.4%; EOT 11.5%	6,183	6,970	3,513	(9)(18)
Total Emergy, Inc.					9,366	10,962	5,322

Sub-total: Food and Agriculture Technologies (1.5%)*					$23,555	$25,472	$12,894

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	$3,341	$3,478	$3,566	(9)(14)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	9,664	9,783	10,053	(9)(14)(19)
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	19,069	18,992	18,992	(14)(19)
Total Commonwealth Fusion Systems, LLC					32,074	32,253	32,611

Crusoe Energy Systems LLC	Equipment Financing	March 1, 2024	March 1, 2029	Fixed interest rate 12.7%; EOT 0.0%	$7,732	$7,672	$7,862	(9)(14)(19)

Dandelion Energy, Inc.	Equipment Financing	June 25, 2024	July 1, 2025	Fixed interest rate 15.9%; EOT 0.0%	$1,361	$1,355	$1,379	(9)(14)

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$644	$831	$817	(14)
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	3,716	3,986	3,965	(9)(14)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	3,047	3,170	3,194	(9)(14)(19)
	Equipment Financing	September 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	1,862	1,919	1,921	(9)(14)(19)
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	444	453	452	(9)(14)(19)
Total Electric Hydrogen Co.					9,713	10,359	10,349

Form Energy Inc.	Equipment Financing	October 21, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$28,411	$28,057	$28,459	(9)(14)(19)
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	7,508	7,383	7,474	(9)(14)(19)
Total Form Energy Inc.					35,919	35,440	35,933

Hi-Power, LLC	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	$1,415	$1,449	$1,467	(14)

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$2,374	$3,040	$2,943
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	1,286	1,595	1,551
Total SeaOn Global, LLC					3,660	4,635	4,494

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$14,327	$14,369	$13,647	(8)(14)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	14,327	14,343	13,618	(8)(14)
Total Footprint International Holding, Inc.					28,654	28,712	27,265

Mainspring Energy, Inc.	Secured Loan	March 18, 2022	October 1, 2026	Fixed interest rate 11.0%; EOT 3.8%	$17,055	$17,976	$17,806	(14)

Sub-total: Green Technology (16.7%)*					$137,583	$139,851	$139,166

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Healthcare Technology
Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 4.8%	$12,500	$12,570	$12,505	(8)

RXAnte, Inc.	Secured Loan	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	$8,548	$8,654	$8,708	(8)(9)(14)(15)(19)
	Secured Loan	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,842	2,853	2,943	(8)(9)(14)(15)(19)
	Secured Loan	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,813	2,819	2,887	(8)(9)(14)(15)(19)
	Secured Loan	September 9, 2024	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,777	2,778	2,846	(8)(9)(14)(15)(19)
Total RXAnte, Inc.					16,980	17,104	17,384

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	$5,000	$5,138	$4,865	(8)(14)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	15,000	15,352	15,112	(8)(14)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	10,000	10,172	10,026	(8)(14)
Total TMRW Life Sciences, Inc.					30,000	30,662	30,003

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(22)

Sub-total: Healthcare Technology (7.2%)*					$59,980	$60,836	$60,392

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	December 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0%	$32,225	$33,169	$28,961	(8)(14)(15)
	Secured Loan	June 12, 2024	December 1, 2026	Fixed interest rate 10.0%; EOT 0.0%	500	500	481	(16)
Total Nomad Health, Inc.					32,725	33,669	29,442

Sub-total: Human Resource Technology (3.5%)*					$32,725	$33,669	$29,442

Industrials
3DEO, Inc.	Equipment Financing	February 1, 2025	February 1, 2028	Fixed interest rate 0.1%; EOT 2.2%	$2,258	$2,263	$2,208	(14)

Sub-total: Industrials (0.3%)*					$2,258	$2,263	$2,208

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan	October 17, 2022	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5%	$6,940	$7,096	$6,810	(8)

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$2,758	$2,843	$2,795	(8)(14)

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$939	$2,089	$1,879

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$10,506	$10,619	$10,783	(8)(9)(14)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,297	5,377	(8)(9)(14)(19)
Total Vox Media Holdings, Inc.					15,757	15,916	16,160

Sub-total: Marketing, Media, and Entertainment (3.3%)*					$26,394	$27,944	$27,644

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 12.6%; EOT 7.5%	$16,816	$16,939	$17,083	(9)(14)(19)
	Equipment Financing	September 30, 2024	October 1, 2028	Fixed interest rate 12.7%; EOT 7.5%	7,045	7,004	7,038	(9)(14)(19)
Total Apiject Holdings, Inc.					23,861	23,943	24,121

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate PRIME + 4.0% or Floor rate 11.3%; EOT 3.0%	$4,700	$4,657	$4,657	(8)(19)

Convergent Dental, Inc.	Secured Loan	April 21, 2023	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5%	$12,000	$12,156	$12,285	(8)(9)(14)
	Secured Loan	February 29, 2024	May 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 13.5%; EOT 5.5%	6,000	6,044	6,168	(8)(9)(14)
Total Convergent Dental, Inc.					18,000	18,200	18,453

Elucent Medical, Inc.	Secured Loan	October 31, 2024	November 30, 2029	Variable interest rate PRIME + 3.8% or Floor rate 11.3%; EOT 3.3%	$12,150	$11,944	$12,116	(8)(9)(19)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$28,200	$27,883	$28,118	(8)(19)
	Secured Loan	September 25, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	4,700	4,646	4,686	(8)(19)
Total Lightforce Orthodontics, Inc.					32,900	32,529	32,804

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$20,000	$20,032	$20,679	(8)
	Secured Loan	January 21, 2025	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	15,000	14,872	14,872	(8)
Total Neurolens, Inc.					35,000	34,904	35,551

Neuros Medical, Inc.	Secured Loan	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	$6,000	$6,061	$6,063	(8)(9)(14)
	Secured Loan	August 30, 2024	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	3,000	2,981	2,951	(8)(9)(14)
Total Neuros Medical, Inc.					9,000	9,042	9,014

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$11,985	$11,925	$12,034	(8)(9)(14)(19)

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$11,250	$11,267	$11,442	(8)(9)(14)

Vital Connect, Inc.	Secured Loan	July 3, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$27,650	$27,562	$27,796	(8)(9)(19)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,823	7,823	(8)(9)(19)
Total Vital Connect, Inc.					35,550	35,385	35,619

Sub-total: Medical Devices (23.5%)*					$194,396	$193,796	$195,811

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$12,885	$12,885	$12,885	(10)(21)

Sub-total: Multi-Sector Holdings (1.5%)*					$12,885	$12,885	$12,885

Other Healthcare Services
Cellares Corporation	Equipment Financing	August 2, 2024	September 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$4,285	$4,313	$4,384	(14)(19)
	Equipment Financing	January 10, 2025	February 1, 2030	Fixed interest rate 12.2%; EOT 4.5%	5,845	5,835	5,835	(14)(19)
	Equipment Financing	January 29, 2025	February 1, 2030	Fixed interest rate 12.5%; EOT 4.5%	3,569	3,560	3,560	(14)(19)
	Secured Loan	August 2, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	47,000	46,683	47,443	(8)(14)(19)
Total Cellares Corporation					60,699	60,391	61,222

Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate PRIME + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	$43,466	$42,845	$43,179	(8)(15)
	Secured Loan	October 1, 2024	April 1, 2029	Variable interest rate PRIME + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	5,075	5,024	4,978	(8)(15)
	Secured Loan	January 6, 2025	April 1, 2029	Variable interest rate PRIME + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	2,518	2,476	2,476	(8)(15)
Total Metabolon, Inc.					51,059	50,345	50,633

Upward Health, Inc.	Secured Loan	August 6, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$5,875	$5,730	$5,848	(8)(9)(14)(19)

Velentium, Inc.	Secured Loan	May 24, 2024	May 24, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 4.0%	$8,500	$8,413	$8,473	(8)(9)(14)

Sub-total: Other Healthcare Services (15.1%)*					$126,133	$124,879	$126,176

Real Estate Technology
Homelight Lending, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5%	$3,312	$3,537	$3,447	(8)(14)

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Fixed interest rate 10.2%; EOT 0.0%	$23,644	$20,355	$19,576	(8)(14)(22)

Knockaway Trinity Holdings, LLC	Secured Loan	December 6, 2023	December 27, 2026	Variable interest rate SOFR 30 Day Forward + 9.3% or Floor rate 13.8%; EOT 0.0%	$23,784	$23,769	$23,769	(8)(10)(12)(21)(22)

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0%	$15,000	$15,596	$15,137	(8)(14)
	Secured Loan	October 2, 2024	October 2, 2026	Fixed interest rate 6.0%; EOT 0.0%	187	187	188	(16)
Total Maxwell Financial Labs, Inc.					15,187	15,783	15,325

Orchard Technologies, Inc.	Secured Loan	January 1, 2024	January 1, 2029	Variable interest rate Prime + 10.0% or Floor rate 17.0%; EOT 4.0%	$28,540	$29,549	$24,787	(8)(14)

Sub-total: Real Estate Technology (10.4%)*					$94,467	$92,993	$86,904

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate PRIME + 4.8% or Floor rate 12.0%+PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,542	$20,430	$20,640	(8)(9)(14)(15)

Eyelit Technologies, Inc.	Secured Loan	November 4, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$4,500	$4,417	$4,554	(8)(19)(20)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	7,920	7,770	7,960	(8)(19)(20)
Total Eyelit Technologies, Inc.					12,420	12,187	12,514

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$24,848	$24,385	$24,995	(8)(19)

ServiceTrade, Inc.	Secured Loan	August 15, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$23,500	$23,113	$23,650	(8)(14)(19)(20)

Silk Technologies, Inc.	Secured Loan	November 4, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$16,200	$15,816	$15,817	(8)(9)(14)(19)

SOCi, Inc.	Secured Loan	October 3, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$36,009	$35,276	$36,037	(8)(14)(19)(20)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	3,282	3,212	3,265	(8)(14)(19)(20)
Total SOCi, Inc.					39,291	38,488	39,302

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$3,740	$3,636	$3,751	(8)(9)(14)(19)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,638	3,638	(8)(9)(14)(19)
Total Steno Agency, Inc.					7,390	7,274	7,389

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$39,200	$38,431	$38,431	(8)(19)(20)

Sub-total: SaaS (21.9%)*					$183,391	$180,124	$182,738

Space Technology
Astranis Space Technology Corporation	Equipment Financing	April 13, 2023	November 1, 2026	Fixed interest rate 12.1%; EOT 5.0%	$6,669	$7,215	$7,293	(9)(14)(19)
	Equipment Financing	September 27, 2024	April 1, 2028	Fixed interest rate 12.4%; EOT 5.5%	10,218	9,854	9,989	(9)(14)(19)
	Equipment Financing	September 27, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	2,485	2,395	2,425	(9)(14)(19)
Total Astranis Space Technology Corporation					19,372	19,464	19,707

Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$86	$85	$87	(14)
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	1,106	1,105	1,129	(14)
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	933	932	955	(14)
	Equipment Financing	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	1,866	1,864	1,917	(9)(14)
	Equipment Financing	December 22, 2022	June 1, 2026	Fixed interest rate 16.1%; EOT 0.0%	520	517	537	(9)(14)
	Equipment Financing	December 22, 2022	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	244	244	253	(9)(14)(19)
	Equipment Financing	March 29, 2023	March 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	794	792	819	(9)(14)(19)
	Equipment Financing	September 28, 2023	September 1, 2027	Fixed interest rate 17.7%; EOT 0.0%	435	433	451	(9)(14)(19)
	Equipment Financing	June 27, 2024	June 1, 2028	Fixed interest rate 17.6%; EOT 0.0%	1,205	1,201	1,240	(9)(14)(19)
Total Hadrian Automation, Inc.					7,189	7,173	7,388

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,044	$1,043	$1,061	(9)(14)(19)
	Equipment Financing	September 13, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	831	824	841	(9)(14)(19)
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	807	793	815	(9)(14)(19)
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	1,125	1,103	1,103	(14)(19)
Total Impulse Space, Inc.					3,807	3,763	3,820

Kymeta Corporation	Secured Loan	July 3, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$7,900	$7,615	$7,807	(8)(9)(14)(19)

Rocket Lab USA, Inc.	Equipment Financing	December 29, 2023	January 1, 2029	Fixed interest rate 12.8%; EOT 1.0%	$43,408	$42,869	$44,212	(9)(10)(14)
	Equipment Financing	March 20, 2025	April 1, 2030	Fixed interest rate 12.3%; EOT 1.0%	25,000	24,927	24,927	(10)(14)
Total Rocket Lab USA, Inc.					68,408	67,796	69,139

Slingshot Aerospace, Inc.	Secured Loan	July 12, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$23,700	$23,311	$23,801	(8)(9)(14)(19)
	Secured Loan	August 7, 2024	April 30, 2025	Fixed interest rate 10.0%; EOT 0.0%	500	500	537	(16)
Total Slingshot Aerospace, Inc.					24,200	23,811	24,338

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0%	$2,854	$3,021	$1,009	(8)(18)

Sub-total: Space Technology (16.0%)*					$133,730	$132,643	$133,208

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.5%	$19,495	$20,257	$18,601	(8)(14)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	June 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$332	$337	$342	(9)(14)
	Equipment Financing	December 23, 2024	January 1, 2028	Fixed interest rate 12.3%; EOT 4.0%	1,570	1,564	1,578	(9)(14)
Total Nucleus RadioPharma, Inc.					1,902	1,901	1,920

Sub-total: Supply Chain Technology (2.5%)*					$21,397	$22,158	$20,521

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Transportation Technology
NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	June 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	$2,728	$2,988	$754	(8)(18)
	Secured Loan	December 15, 2021	June 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,274	2,379	631	(8)(18)
	Secured Loan	February 23, 2022	June 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	789	(8)(18)
	Secured Loan	March 16, 2022	June 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	3,411	3,569	946	(8)(18)
	Secured Loan	April 18, 2022	June 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	789	(8)(18)
	Secured Loan	April 18, 2022	June 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	789	(8)(18)
	Secured Loan	May 17, 2022	June 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	5,685	5,948	1,577	(8)(18)
	Secured Loan	June 22, 2022	June 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	789	(8)(18)
Total NextCar Holding Company, Inc.					25,470	26,780	7,064

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,046	$9,222	$7,713	(8)(9)(14)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	259	265	255	(9)(14)
Total Get Spiffy, Inc.					9,305	9,487	7,968

Uveye, Inc.	Equipment Financing	December 26, 2024	January 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	$18,645	$18,494	$18,566	(14)
	Equipment Financing	March 28, 2025	April 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	5,073	5,021	5,021	(14)
Total Uveye, Inc.					23,718	23,515	23,587

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$4,955	$5,029	$4,648	(8)(14)

Sub-total: Transportation Technology (5.2%)*					$63,448	$64,811	$43,267

Total: Debt Securities- United States (191.3%)*					$1,630,687	$1,637,052	$1,594,200

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Canada

Construction Technology
Nexii, Inc.	Secured Loan	July 24, 2024	July 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$365	$365	$375	(10)(22)

Sub-total: Construction Technology (0.0%)*					$365	$365	$375

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	July 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,037	$5,803	(8)(10)(22)

Sub-total: Supply Chain Technology (0.7%)*					$6,000	$6,037	$5,803

Total: Debt Securities- Canada (0.7%)*					$6,365	$6,402	$6,178
Debt Securities- Europe

Industrials
Aledia, Inc.	Equipment Financing	June 30, 2022	July 1, 2025	Fixed interest rate 9.7%; EOT 7.0%	$111	$193	$190	(10)(14)
	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	240	344	343	(10)(14)
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	460	624	624	(10)(14)
Total Aledia, Inc.					811	1,161	1,157

Sub-total: Industrials (0.1%)*					$811	$1,161	$1,157

Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$30,000	$29,585	$29,585	(8)(10)(19)

Sub-total: Other Healthcare Services (3.5%)*					$30,000	$29,585	$29,585

Other Healthcare Services
Zandivio PLC	Secured Loan	October 30, 2024	May 1, 2029	Variable interest rate PRIME + 5.3% or Floor rate 13.8%; EOT 2.5%	$28,200	$27,535	$27,963	(8)(10)(19)

Sub-total: Other Healthcare Services (3.4%)*					$28,200	$27,535	$27,963

Space Technology
All.Space Networks, Limited.	Secured Loan	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5%	$8,219	$8,353	$8,022	(8)(10)

Sub-total: Space Technology (1.0%)*					$8,219	$8,353	$8,022

Total: Debt Securities- Europe (8.0%)*					$67,230	$66,634	$66,727

Total: Debt Securities (200.0%)*					$1,704,282	$1,710,088	$1,667,105

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	15,976	$5.50	$47	$1

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Class A Common Stock	851,063	$0.10	$25	$8	(17)

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$136

Presto Automation, Inc.	Warrant	January 16, 2020	April 28, 2027	Preferred Series A	402,679	$0.37	$185	$—	(7)(17)
	Warrant	January 16, 2020	July 28, 2027	Common Stock	170,993	$5.85	28	—	(7)
Total Presto Automation, Inc.							213	—

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	52,201	$5.23	$392	$368	(19)

Sub-Total: Artificial Intelligence & Automation (0.1%)*							$726	$513

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$43	$49	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	33	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	216	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	1,248
Total Pendulum Therapeutics, Inc.							785	1,546

Sub-Total: Biotechnology (0.2%)*							$785	$1,546

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,698
	Warrant	September 23, 2024	September 23, 2034	Common Stock	2,094,922	$0.51	695	760	(9)(19)
Total Tarana Wireless, Inc.							1,662	3,458

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(22)

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$15

Sub-Total: Connectivity (0.4%)*							$1,684	$3,473

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$—	(17)(22)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—	(22)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	—	(17)(22)
Total Project Frog, Inc.							38	—

Sub-total: Construction Technology (0.0%)*							$38	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$6	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	1	(17)
Total BaubleBar, Inc.							710	7

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$—	(17)

Eterneva, Inc.	Warrant	September 30, 2024	September 30, 2034	Common Stock	833,333	$0.48	$421	$383

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$8

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$231	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	80
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	64
Total Madison Reed, Inc.							312	375

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	$54	$213	(17)(19)
	Warrant	September 29, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	49	213	(17)(19)
	Warrant	August 1, 2024	August 1, 2034	Preferred Series A-3	243,668	$0.68	104	213	(17)(19)
Total Ogee, Inc.							207	639

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$51
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	22
Total Portofino Labs, Inc.							259	73

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Common Stock	10,833	$48.46	$203	$—

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$459	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$4

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$49

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$21	(17)

VitaCup, Inc.	Warrant	June 23, 2021	June 23, 2031	Preferred Series C	68,996	$2.79	$9	$—	(17)
	Warrant	November 22, 2023	November 22, 2033	Common Stock	51,225	$0.41	—	—
Total VitaCup, Inc.							9	—

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$2,702	(9)(19)

Sub-total: Consumer Products & Services (0.6%)*							$4,279	$4,720

Education Technology
Edblox, Inc.	Warrant	March 19, 2024	March 19, 2034	Common Stock	111,458	$1.71	$152	$5	(9)

Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	130,853	$7.74	$108	$—
	Warrant	April 17, 2024	April 17, 2034	Common Stock	32,493	$7.74	73	—
	Warrant	December 18, 2024	December 18, 2034	Common Stock	21,444	$7.74	4	—
Total Medical Sales Training Holding Company							185	—

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$1

Sub-Total: Education Technology (0.0%)*							$457	$6

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	47,479	$17.28	$631	$540	(9)(19)

Bestow, Inc.	Warrant	August 1, 2024	August 1, 2034	Preferred Series C-2	349,793	$0.01	$1,987	$1,956	(17)

Busbot, Inc.	Warrant	April 1, 2024	April 1, 2034	Common Stock	44,133	$0.96	$85	$25	(10)(12)

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	80,578	$0.76	$67	$162	(9)(19)
	Warrant	December 20, 2024	July 31, 2034	Common Stock	80,577	$0.76	189	162	(9)(19)
	Warrant	February 3, 2025	July 31, 2034	Common Stock	80,578	$0.76	164	162	(9)(19)
Total Centivo Corporation							420	486

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,604

Empower Financial, Inc.	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$1,601	(9)(19)

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.01	$10	$73	(17)

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	123,816	$2.68	$293	$82	(9)(19)

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$549

Mesa Financial, Inc.	Warrant	August 29, 2024	August 29, 2034	Common Stock	62,422	$0.73	$28	$28	(10)(12)

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$328	(10)(12)
	Warrant	July 25, 2024	July 25, 2034	Common Stock	24,641	$7.09	108	328	(10)(12)
	Warrant	December 23, 2024	December 23, 2034	Common Stock	3,657	$11.14	49	43	(10)(12)
Total Parafin, Inc.							275	699

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	100,586	$3.10	$139	$139	(17)(19)

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	954,979	$0.95	$285	$1,408	(17)

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$439	(10)(12)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	103	(10)(12)
Total Slope Tech, Inc.							221	542

Under Technologies, Inc.	Warrant	May 3, 2024	May 3, 2034	Common Stock	76,133	$2.90	$210	$179	(9)(19)

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	111,153	$1.58	$102	$120	(9)(19)

Sub-Total: Finance and Insurance (1.2%)*							$5,848	$10,031

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B	3,741	$140.21	$287	$457	(17)

Bowery Farming, Inc.	Warrant	January 16, 2020	June 10, 2029	Common Stock	68,863	$5.08	$410	$—
	Warrant	December 22, 2020	December 22, 2030	Common Stock	29,925	$6.24	160	—
	Warrant	September 10, 2021	September 10, 2028	Common Stock	21,577	$0.01	617	—
	Warrant	December 29, 2023	December 29, 2030	Common Stock	114,725	$0.01	29	—
Total Bowery Farming, Inc.							1,216	—

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$55

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$48	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Stock	12,010	$18.89	26	244	(9)(19)
Total DrinkPak, LLC							33	292

Emergy, Inc.	Warrant	October 5, 2022	October 5, 2032	Common Stock	4,051	$39.60	$181	$—	(9)

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$7,452

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$21.42	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total Intelligent Brands, Inc.							657	—

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$21

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Class A Common Stock	20,181	$2.13	$79	$3	(17)

Sub-Total: Food and Agriculture Technologies (1.0%)*							$2,742	$8,280

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$—

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$528	(11)(17)(21)
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	881	(11)(17)(21)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	176	(11)(17)(21)
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	1,745	(11)(17)(21)
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	5,325	(17)(21)
Total Edeniq, Inc.							7	8,655

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
	Warrant	October 31, 2024	October 31, 2034	Preferred Class F	250	$25,000.00	—	—	(17)
Total Footprint International Holding, Inc.							4,614	—

Form Energy Inc.	Warrant	October 21, 2024	October 21, 2034	Common Stock	85,556	$8.03	$796	$752	(9)(19)

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$230
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	133
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	215
Total Mainspring Energy, Inc.							853	578

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$68	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	31	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	97	(9)(17)
Total RTS Holding, Inc.							580	196

Sub-Total: Green Technology (1.2%)*							$6,886	$10,181

Healthcare Technology
Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$151	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$11

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$25	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	137	(17)
Total Hospitalists Now, Inc.							462	162

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$4
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	4
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	4
Total Lark Technologies, Inc.							493	12

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$54	(17)

RXAnte, Inc.	Warrant	November 21, 2022	November 21, 2032	Preferred A	16,517	$10.00	$89	$131	(9)(17)(19)
	Warrant	April 7, 2023	November 21, 2032	Preferred A	5,518	$10.00	25	44	(9)(17)(19)
	Warrant	October 17, 2023	November 21, 2032	Preferred A	5,506	$10.00	37	44	(9)(17)(19)
Total RXAnte, Inc.							151	219

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A	268,983	$2.09	$80	$5	(17)
	Warrant	March 3, 2023	April 29, 2032	Preferred Class A	268,983	$2.09	80	5	(17)
Total TMRW Life Sciences, Inc.							160	10

Sub-Total: Healthcare Technology (0.1%)*							$1,560	$619

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$3

Qwick, Inc.	Warrant	December 31, 2021	December 31, 2031	Common Stock	16,964	$2.79	$48	$—
	Warrant	August 8, 2022	August 8, 2032	Common Stock	16,964	$2.79	48	—
Total Qwick, Inc.							96	—

Sub-Total: Human Resource Technology (0.0%)*							$134	$3

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

Sub-total: Industrials (0.0%)*							$93	$—

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$375	$—

Firefly Systems, Inc.	Warrant	January 29, 2020	January 29, 2030	Common Stock	133,147	$1.14	$281	$154

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$29	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$687

Sub-Total: Marketing, Media, and Entertainment (0.1%)*							$798	$870

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	937,604	$0.99	$612	$532	(9)(19)

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$130	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,288	$0.69	$29	$13	(9)(17)

Elucent Medical, Inc.	Warrant	October 31, 2024	October 31, 2034	Preferred Series C-2	1,628,141	$0.30	$144	$297	(9)(17)(19)

Lightforce Orthodontics, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Series D	62,627	$18.01	$249	$187	(17)(19)
	Warrant	September 25, 2024	August 6, 2034	Preferred Series D	10,438	$18.01	37	31	(17)(19)
Total Lightforce Orthodontics, Inc.							286	218

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	798,085	$0.38	$71	$67	(9)(17)
	Warrant	August 30, 2024	August 10, 2033	Preferred Series C	399,042	$0.38	39	34	(9)(17)
Total Neuros Medical, Inc.							110	101

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A Preferred	95,688	$5.01	$51	$95	(9)(17)(19)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Preferred Series D	623,615	$0.54	$120	$138	(9)(17)

Sub-Total: Medical Devices (0.2%)*							$1,845	$1,524

Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	243,868	$4.77	$841	$840	(19)

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Class A Common Stock	763,137	$0.28	$251	$341	(9)(17)(19)

Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$264	(17)
	Warrant	October 1, 2024	March 28, 2034	Preferred Series 3	384,615	$0.65	33	44	(17)
	Warrant	January 6, 2025	March 28, 2034	Preferred Series 3	192,308	$0.65	23	22	(17)
Total Metabolon, Inc.							700	330

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Preferred Class B	7,958	$53.40	$129	$128	(9)(17)

Sub-Total: Other Healthcare Services (0.2%)*							$1,921	$1,639

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Real Estate Technology
Homelight Lending, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$15

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$85.27	$208	$—	(22)
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—	(22)
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	1	(22)
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	1	(12)(17)(22)
	Warrant	September 16, 2024	September 16, 2034	Preferred Series BB	93,951,849	$0.00	2,391	851	(17)(22)
	Warrant	September 27, 2023	September 27, 2033	Preferred Series AA-1	5,084,804	$0.09	—	—	(17)(21)
Total Knockaway, Inc.							2,864	853

Maxwell Financial Labs, Inc.	Warrant	October 8, 2020	October 8, 2030	Common Stock	106,735	$0.29	$21	$8
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	9
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	4
	Warrant	May 10, 2024	May 10, 2034	Common Stock	303,562	$0.27	83	24
	Warrant	July 1, 2024	May 10, 2034	Common Stock	303,562	$0.27	91	24
Total Maxwell Financial Labs, Inc.							377	69

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$119	(17)
	Warrant	February 12, 2025	February 12, 2034	Preferred Series 1	228,000	$0.01	126	119	(17)
Total Orchard Technologies, Inc.							126	238

Sub-Total: Real Estate Technology (0.1%)*							$3,368	$1,175

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$20	$—

Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	31,572	$15.87	$441	$636	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Class B Common	499,366	$0.36	$166	$104	(9)(17)

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$790	(17)
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	179	(17)
Total Crowdtap, Inc.							51	969

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$5	(17)
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	11	(17)
Total Gtxcel, Inc.							166	16

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$620	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	204,760	$1.98	$433	$304	(9)(19)

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$97

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	55,818	$1.98	$136	$145	(9)(19)

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$17	(9)

Sub-Total: SaaS (0.3%)*							$2,505	$2,908

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$83	$253	(9)(19)
	Warrant	September 27, 2024	September 27, 2034	Common Stock	156,677	$2.27	683	643	(9)(19)
Total Astranis Space Technology Corporation							766	896

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$14
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	2
Total Axiom Space, Inc.							160	16

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,286	$6.24	$144	$96	(9)(19)

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	60,554	$1.91	$244	$498	(9)(19)

Slingshot Aerospace, Inc.	Warrant	July 12, 2024	July 12, 2034	Common Stock	328,416	$0.46	$400	$304	(9)(19)

Kymeta Corporation	Warrant	July 3, 2024	July 3, 2034	Common Stock	3,995,407	$0.11	$331	$458	(9)(19)

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75	$256	$—	(17)

Sub-Total: Space Technology (0.3%)*							$2,301	$2,268

Supply Chain Technology
Macrofab, Inc.	Warrant	January 14, 2025	July 21, 2035	Common Stock	311,176	$0.01	$166	$2
	Warrant	January 14, 2025	January 29, 2034	Preferred C-1 Preferred	392,157	$0.01	254	75	(17)
	Warrant	January 14, 2025	April 11, 2036	Common Stock	161,006	$0.01	64	1
	Warrant	January 14, 2025	July 21, 2035	Preferred C-1 Preferred	311,177	$0.01	166	59	(17)
	Warrant	January 14, 2025	April 11, 2036	Preferred C-1 Preferred	161,007	$0.01	64	31	(17)
	Warrant	January 14, 2025	January 14, 2035	Preferred C-1 Preferred	247,173	$0.01	151	47	(17)
Total Macrofab, Inc.							865	215

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	43,636	$1.99	$69	$42	(9)

Sub-Total: Supply Chain Technology (0.0%)*							$934	$257

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$—	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Class A Common	6,211	$64.42	$35	$—	(13)
	Warrant	February 23, 2022	February 23, 2027	Class A Common	486	$64.42	3	—	(13)
	Warrant	March 16, 2022	March 16, 2027	Class A Common	583	$64.42	3	—	(13)
	Warrant	April 18, 2022	April 18, 2027	Class A Common	5,336	$64.42	7	—	(13)
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock	1,224,752	$0.22	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Uveye, Inc.	Warrant	December 26, 2024	December 26, 2034	Preferred Ordinary	476,031	$4.38	$539	$417	(17)

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,271	$4.34	$95	$61

Sub-Total: Transportation Technology (0.1%)*							$1,260	$478

Total: Warrant Investments- United States (6.1%)*							$40,164	$50,491

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Europe

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Ordinary	11,771	€149.02	$130	$438	(10)(17)

Sub-Total: Industrials (0.1%)*							$130	$438

Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Preferred Ordinary	7,680	€0.01	$124	$94	(10)(17)(19)

Sub-Total: Industrials (0.0%)*							$124	$94

Other Healthcare Services
Zandivio PLC	Warrant	October 29, 2024	October 29, 2034	Common Stock	132,042	€0.01	$771	$752	(10)(19)

Sub-Total: Other Healthcare Services (0.1%)*							$771	$752

Space Technology
All.Space Networks, Limited.	Warrant	August 19, 2022	August 19, 2032	Common Stock	71,203	$21.79	$113	$—	(10)
	Warrant	August 22, 2024	August 22, 2034	Common Stock	20,769	$8.90	1	1	(10)
Total All.Space Networks, Limited.							114	1

Sub-Total: Space Technology (0.0%)*							$114	$1

Total: Warrant Investments- Europe (0.2%)*							$1,139	$1,285

Total: Warrant Investments- (6.2%)*							$41,303	$51,776

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Artificial Intelligence & Automation
Cabernet AI, Inc.	Equity	February 27, 2025	$500	SAFE Note	$500	$500

Sub-Total: Artificial Intelligence & Automation (0.1%)*					$500	$500

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6	$500	$559	(17)

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(22)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	284	(16)(21)
Total Vertical Communications, Inc.					3,966	284

viaPhoton Inc.	Equity	May 23, 2024	$740	SAFE Note	$370	$370

Sub-Total: Connectivity (0.1%)*					$4,836	$1,213

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$351	$—	(17)(22)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	—	(17)(22)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—	(22)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	—	(17)(22)
Total Project Frog, Inc.					4,621	—

Sub-Total: Construction Technology (0.0%)*					$4,621	$-

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$468	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Common Stock	$500	$—

Rinse, Inc.	Equity	December 30, 2024	290,242	Preferred Series D	$500	$496	(17)

Sub-Total: Consumer Products & Services (0.1%)*					$1,500	$964

Finance and Insurance
Busbot, Inc.	Equity	October 18, 2024	539,490	Preferred Series B-1	$500	$494.000	(10)(12)(17)

Centivo Corporation	Equity	December 20, 2024	128,393	Preferred Series B-1	$375	$338.000	(9)(17)(19)

Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Empower Financial, Inc.	Equity	May 15, 2024	2,810,235	Preferred Series C	$20,000	$21,203	(17)
	Equity	May 15, 2024	300,285	Common Stock	4,023	1,486
Total Empower Financial, Inc.					24,023	22,689

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D-1	$500	$539	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$510	(10)(12)(17)

Sub-Total: Finance and Insurance (2.9%)*					$26,288	$24,570

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	7,595	Common Stock	$500	$—

Athletic Brewing Company, LLC	Equity	August 1, 2024	1,214	Class B	$283	$279	(9)(17)(19)

Sub-Total: Food and Agriculture Technologies (0.0%)*					$783	$279

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	11,140	Preferred Series D-1	$325	$328	(9)(17)(19)

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$3,224	(11)(17)(22)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,693	(11)(17)(22)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	6,273	(11)(17)(21)
Total Edeniq, Inc.					—	11,190

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$312	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$216	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series E-1D	$334	$375	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series E-1D1	405	373	(9)(17)
	Equity	February 7, 2025	2,054	Preferred Series E-1	328	320	(9)(17)
Total RTS Holding, Inc.					1,067	1,068

Sub-Total: Green Technology (1.6%)*					$2,392	$13,114

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B-1	$300	$327	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$169	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	114	(17)
Total Emerald Cloud Lab, Inc.					629	283

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$69	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(22)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(22)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(21)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-Total: Healthcare Technology (0.1%)*					$8,149	$679

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—

Sub-Total: Human Resource Technology (0.0%)*					$500	$—

Industrials
Digilens, Inc.	Equity	July 29, 2023	21,730	Preferred Series A-1	$13	$24	(17)
	Equity	September 18, 2024	9,498	Preferred Series A-1	8	11	(17)
	Equity	January 12, 2024	12,205	Preferred Series A-1	7	14	(17)
	Equity	March 24, 2025	4,489	Preferred Series A-1	4	5	(17)
	Equity	October 10, 2023	6,332	Preferred Series A-1	4	7	(17)
	Equity	May 6, 2024	4,117	Preferred Series A-1	4	5	(17)
	Equity	June 9, 2024	2,617	Preferred Series A-1	2	3	(17)
	Equity	May 20, 2024	126,641	Preferred Series A-1	110	144	(17)
	Equity	March 26, 2025	73,873	Preferred Series A-1	65	84	(17)
Total Digilens, Inc.					217	297

Sub-Total: Industrials (0.0%)*					$217	$297

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Preferred	$5,522	$5,729	(10)(17)(22)

EPT 16 LLC	Equity	June 28, 2024	—	Preferred	$9,215	$9,615	(10)(17)(22)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	—	Preferred	$1	$7,219	(17)(22)

Sub-Total: Multi-Sector Holdings (2.7%)*					$14,738	$22,563

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—	(22)
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	6	(17)(22)
	Equity	September 16, 2024	97,866,510	Preferred Series BB	2,500	896	(17)(22)
	Equity	September 7, 2023	3,409,997	Preferred Series AA-1	—	2	(17)(22)
Total Knockaway Inc.					3,250	904

Orchard Technologies, Inc.	Equity	August 6, 2021	2,938	Preferred Series 2	$30	$—	(17)
	Equity	March 16, 2023	97,060	Preferred Series 1	971	50	(17)
	Equity	January 24, 2025	3,009	Preferred Series 1	1	2	(17)
	Equity	January 24, 2025	10,900	SAFE Note	5	5
Total Orchard Technologies, Inc.					1,007	57

Maxwell Financial Labs, Inc	Equity	January 22, 2021	84,998	Preferred Series B	$313	$39	(17)
	Equity	May 10, 2024	229,972	Preferred Series B-1	365	158	(17)
	Equity	October 2, 2024	32,839	Preferred Series B-2	121	99	(17)
	Equity	October 2, 2024	17,804	Common Stock	66	2
Total Maxwell Financial Labs, Inc					865	298

Sub-Total: Real Estate Technology (0.2%)*					$5,122	$1,259

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$533	(9)(17)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$665	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$191	(9)(17)

Sub-total: SaaS (0.2%)*					$1,325	$1,389

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Series C Prime Preferred	$300	$130	(9)(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	573	(9)(17)
Total Astranis Space Technology Corporation					900	703

Axiom Space, Inc.	Equity	August 11, 2021	3,624	Preferred Series C-1	$521	$432	(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4	$500	$441	(17)
	Equity	December 11, 2023	31,831	Preferred B-1	300	265	(9)(17)
Total Hadrian Automation, Inc.					800	706

Impulse Space, Inc.	Equity	August 30, 2024	23,240	Preferred Series B	$325	$316	(9)(17)(19)

Sub-total: Space Technology (0.3%)*					$2,546	$2,157

Supply Chain Technology
Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred C-1 Preferred	$500	$66	(17)

Sub-total: Supply Chain Technology (0.0%)*					$500	$66

Transportation Technology
NextCar Holding Company, Inc.	Equity	April 18, 2023	2,688,971	Preferred Series A-6	$—	$—	(17)

Sub-total: Transportation Technology (0.0%)*					$—	$—

Total: Equity Investments- United States (8.3%)*					$74,017	$69,050

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	6,126	Preferred Series A-1	$3,049	$388	(10)(17)(22)
	Equity	July 24, 2024	50,000	Preferred Series A-1	1,370	3,168	(10)(17)(22)
Total Nexii, Inc.					4,419	3,556

Sub-Total: Construction Technology (0.4%)*					$4,419	$3,556

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Series 2 Seed	$660	$1,202	(10)(22)

Sub-total: Supply Chain Technology (0.1%)*					$660	$1,202

Total: Equity Investments- Canada (0.6%)*					$5,079	$4,758

Total: Equity Investments (8.9%)*					$79,096	$73,808

Total Investment in Securities (215.1%)*					$1,830,487	$1,792,689

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$3,262	$3,262
Other cash accounts					5,124	5,124
Cash and Cash Equivalents (1.0%)*					8,386	8,386

Total Portfolio Investments and Cash and Cash Equivalents (216.1%) of net assets)					$1,838,873	$1,801,075

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of March 31, 2025, Trinity Capital Inc. (the "Company") had six foreign domiciled portfolio companies, two of which are based in Canada and four of which are based in Europe. In total, these foreign domiciled portfolio investments represent 9.5% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

(6)
Except as noted, all investments were valued at fair value as determined in good faith by the Company’s Board of Directors (the “Board”) using Level 3 inputs.
(7)
Asset is valued at fair value as determined in good faith by the Company's Board using Level 1 and Level 2 inputs.
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of March 31, 2025, the U.S. Prime Rate (“Prime”) was 7.50% and the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate and 3-Month Term Rate were 4.32% and 4.28%, respectively.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 16.1% of the Company’s total assets as of March 31, 2025. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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
(18)
Investment is on non-accrual status as of March 31, 2025 and is therefore considered non-income producing.
(19)
EPT 16 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(20)
Investment has an unfunded commitment as of March 31, 2025 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(21)
Borrower is a wholly owned, special purpose vehicle subsidiary of named portfolio company.
(22)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of March 31, 2025, along with transactions during the three months ended March 31, 2025 in these control and affiliate investments are as follows:

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2025

(In thousands, except share and per share data)

(Unaudited)

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2024	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	March 31, 2025	Dividend Income
For the Three Months Ended March 31, 2025
Control Investments
Edeniq, Inc.	$18,105	$—	$—	$—	$1,742	$19,847	$—
Project Frog, Inc.	44	—	—	—	(44)	—	—
Vertical Communications, Inc.	16,608	1,559	(13)	—	(803)	17,351	431
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	15
Knockaway, Inc.	49,141	4,221	(5,000)	—	(3,261)	45,101	1,882
Trinity Capital Adviser, LLC	4,851	—	—	—	2,368	7,219	—
Total Control Investments	$89,249	$5,780	$(5,013)	$—	$2	$90,018	$2,328

Affiliate Investments
EPT 16 LLC	$9,215	$—	$—	$—	$400	$9,615	$—
GoFor Delivers, Inc.	6,441	9	—	—	554	7,005	189
Nexii, Inc.	3,997	—	—	—	(67)	3,930	9
Senior Credit Corp 2022 LLC	19,071	—	—	—	(457)	18,614	1,074
Total Affiliate Investments	$38,724	$9	$—	$—	$430	$39,164	$1,272

Total Control and Affiliate Investments	$127,973	$5,789	$(5,013)	$—	$432	$129,182	$3,600

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
(18)
Investment is on non-accrual status as of December 31, 2024, and is therefore considered non-income producing.
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

TRINITY CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Trinity Capital Inc. (“Trinity Capital” and, together with its subsidiaries, the “Company”) is a specialty lending company focused on providing debt, including loans, equipment financings and asset based lending, to growth-oriented companies, including institutional investor-backed companies. Trinity Capital was formed on August 12, 2019 as a Maryland corporation and commenced operations on January 16, 2020. Prior to January 16, 2020, Trinity Capital had no operations, except for matters relating to its formation and organization as a business development company (“BDC”).

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

Basis of Presentation

The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. As an investment company, the Company follows accounting and reporting guidance determined by the Financial Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

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

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of March 31, 2025 and December 31, 2024, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of $8.4 million and $9.6 million, respectively, of which $3.3 million and $3.8 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund with a yield between 3% - 6%. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2025 and December 31, 2024, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right-of-use assets, prepaid expenses, deferred offering costs, unsettled receivables, and security deposits for operating leases.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. During the three months ended March 31, 2025 and 2024, the Company recorded $1.5 million and $4.1 million, respectively, in PIK interest income.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During the three months ended March 31, 2025 and 2024, the Company recorded $0.8 million and $0.2 million in dividend income, respectively.

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

As of March 31, 2025, loans to three portfolio companies and equipment financings to two portfolio company were on non-accrual status, with a total cost of approximately $49.7 million, and a total fair value of approximately $15.2 million, or 0.9%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio.

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

Stock-Based Compensation

The Company has issued and may, from time to time, issue restricted stock, incentive stock options and non-statutory stock options to its officers and employees under the 2019 Trinity Capital Inc. Long Term Incentive Plan, as amended, and to its non-employee directors under the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan, as amended. The Company accounts for its stock-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of its common stock on the date of the grant. For stock option awards, the Company estimates fair value using the Monte Carlo model, which requires the use of subjective assumptions such as expected stock price volatility, expected term of the option, risk-free interest rate, and expected dividend yield. The Company does not estimate forfeitures, and reverses all unvested costs associated with the stock option awards in the period they are forfeited. The Company amortizes the fair value of the awards as stock-based compensation expense over the requisite service period, which is generally the vesting term.

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

Earnings Per Share

The Company's earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Trinity Capital’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS, if any, during the fiscal year ending December 31, 2025 will reflect the dilutive effect of common stock deliverable pursuant to stock options which are subject to certain time-based and market-based vesting conditions before the delivery of the underlying common stock. Diluted EPS, if any, during the fiscal year ending December 31, 2024 reflects the potential dilution from the assumed conversion of the Company’s 6.00% Convertible Notes due 2025 (the “Convertible Notes”).

Income Taxes

The Company has elected to be treated, currently qualifies, and intends to continue to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Company is generally required to distribute at least annually to its stockholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Company generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at corporate rates on any retained amounts.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of March 31, 2025 and December 31, 2024. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Note 3. Investments

The Company provides debt, including loans, equipment financings and asset based lending to growth-oriented companies, including institutional investor-backed companies, primarily in the United States. The Company’s investment strategy includes making investments consisting primarily of term loans and equipment financings, and, to a lesser extent, working capital loans, equity, and equity-related investments. In addition, the Company may obtain warrants or contingent exit fees at funding from many of its portfolio companies.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$310,142	16.9%	$313,212	17.6%	$319,278	18.1%	$322,735	18.7%
Medical Devices	225,350	12.3%	227,014	12.7%	170,923	9.7%	172,395	10.0%
SaaS	183,954	10.0%	187,035	10.4%	144,896	8.2%	146,778	8.5%
Green Technology	149,129	8.1%	162,461	9.1%	146,851	8.3%	158,852	9.2%
Other Healthcare Services	155,106	8.5%	156,530	8.7%	142,430	8.1%	143,186	8.3%
Space Technology	145,957	8.0%	145,656	8.1%	141,163	8.0%	142,034	8.2%
Real Estate Technology	101,483	5.5%	89,338	5.0%	101,825	5.8%	93,587	5.4%
Artificial Intelligence & Automation	77,285	4.2%	78,127	4.4%	83,505	4.7%	84,448	4.9%
Healthcare Technology	70,545	3.9%	61,690	3.4%	78,381	4.5%	71,853	4.2%
Biotechnology	56,767	3.1%	58,225	3.2%	56,547	3.2%	57,836	3.4%
Consumer Products & Services	52,723	2.9%	51,808	2.9%	56,210	3.2%	54,607	3.2%
Transportation Technology	66,071	3.6%	43,745	2.4%	62,735	3.6%	41,547	2.4%
Connectivity	37,737	2.1%	36,104	2.0%	36,099	2.1%	35,249	2.0%
Multi-Sector Holdings (1)	27,623	1.5%	35,448	2.0%	27,623	1.6%	33,137	1.9%
Human Resource Technology	34,303	1.9%	29,445	1.6%	33,421	1.9%	28,891	1.7%
Education Technology	33,339	1.8%	29,374	1.6%	33,275	1.9%	29,740	1.7%
Marketing, Media, and Entertainment	28,742	1.6%	28,514	1.6%	38,749	2.2%	38,479	2.2%
Supply Chain Technology	30,289	1.7%	27,849	1.6%	29,765	1.7%	28,535	1.7%
Food and Agriculture Technologies	28,997	1.6%	21,453	1.2%	31,824	1.8%	24,469	1.4%
Industrials	3,864	0.2%	4,100	0.2%	11,772	0.7%	9,677	0.6%
Construction Technology	9,443	0.5%	3,931	0.2%	9,443	0.5%	4,042	0.2%
Digital Assets Technology and Services	1,638	0.1%	1,630	0.1%	3,511	0.2%	3,493	0.2%
Total	$1,830,487	100.0%	$1,792,689	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

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

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$595,153	32.5%	$597,966	33.3%	$543,501	30.7%	$543,102	31.5%
Northeast	491,907	26.9%	476,062	26.6%	494,131	28.1%	475,944	27.6%
Mountain	187,904	10.3%	173,465	9.7%	191,244	10.9%	180,644	10.5%
Southeast	181,170	9.9%	172,704	9.6%	184,636	10.5%	180,002	10.4%
South	158,315	8.6%	156,716	8.7%	162,180	9.2%	164,654	9.5%
Midwest	109,163	6.0%	101,381	5.7%	104,074	5.9%	96,193	5.6%
Multi-Sector Holdings (1)	27,623	1.5%	35,448	2.0%	27,623	1.6%	33,137	1.9%
International:
Western Europe	67,772	3.7%	68,012	3.8%	41,366	2.4%	41,455	2.4%
Canada	11,480	0.6%	10,935	0.6%	11,471	0.7%	10,439	0.6%
Total	$1,830,487	100.0%	$1,792,689	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

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

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,371,035	74.9%	$1,330,377	74.2%	$1,322,999	75.1%	$1,286,668	74.5%
Equipment Financings	339,053	18.5%	336,728	18.8%	317,962	18.1%	315,463	18.3%
Equity	79,096	4.3%	73,808	4.1%	78,585	4.5%	71,985	4.2%
Warrants	41,303	2.3%	51,776	2.9%	40,680	2.3%	51,454	3.0%
Total	$1,830,487	100.0%	$1,792,689	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

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

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of March 31, 2025 and December 31, 2024, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2025 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$1,330,377	$—	$1,330,377
Equipment Financings	—	—	336,728	—	336,728
Warrants	—	—	51,776	—	51,776
Equity	—	—	58,464	15,344	73,808
Total Investments at fair value	—	—	1,777,345	15,344	1,792,689
Cash and cash equivalents	8,386	—	—	—	8,386
Total	$8,386	$—	$1,777,345	$15,344	$1,801,075

(1)
In accordance with ASC 820, the Company's equity investments in Senior Credit Corp 2022 LLC and EPT 16 LLC are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

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

(1)
In accordance with ASC 820, the Company's equity investments in Senior Credit Corp 2022 LLC and EPT 16 LLC are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of March 31, 2025.

	Fair Value as of
	March 31, 2025	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,333,805	Discounted Cash Flows	Hypothetical Market Yield	3.6% - 38.8%	15.8%

	298,696	Cost approximates fair value (6)	n/a	n/a	n/a

	21,719	Scenario Analysis	Probability Weighting of Alternative Outcomes	3.0% - 97.0%	n/a

Debt investment in the JV	12,885	Enterprise Value (8)	n/a	n/a	n/a

Equity investments	58,464	Market Approach	Revenue Multiple (3)	0.4x - 24.0x	2.6	x
			Volatility (5)	43.6% - 112.1%	54.9%
			Risk-Free Interest Rate	3.9% - 4.1%	4.0%
			Estimated Time to Exit (in years)	0.8 - 4.1	2.6

Warrants	51,776	Market Approach	Revenue Multiple (3)	0.2x - 20.4x	3.8	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	36.1% - 115.9%	58.6%
			Risk-Free Interest Rate	3.9% - 4.2%	3.9%
			Estimated Time to Exit (in years)	0.5 - 4.8	2.3

Total Level 3 Investments	$1,777,345

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
(8)
The Company determined the value of its subordinated note of the Senior Credit Corp 2022 LLC based on the total assets less the total liabilities senior to the subordinated notes held at Senior Credit Corp 2022 LLC in an amount not exceeding par under the Enterprise Value technique.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2024.

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the three months ended March 31, 2025 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$1,602,131	$56,584	$51,454	$1,710,169
Purchases, net of deferred fees	216,327	917	1,214	218,458
Non-cash conversions (1)	—	69	(69)	—
Transfers into/(out of) Level 3 (2)	—	—	—	—
Proceeds from sales and paydowns	(155,875)	(471)	(741)	(157,087)
Accretion of OID, EOT, and PIK payments	11,044	—	—	11,044
Net realized gain/(loss)	(2,371)	(3)	220	(2,154)
Net change in unrealized appreciation/(depreciation)	(4,151)	1,368	(302)	(3,085)
Fair Value as of March 31, 2025	$1,667,105	$58,464	$51,776	$1,777,345

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of March 31, 2025	$(7,051)	$1,368	$(302)	$(5,985)

(1)
The non-cash conversion includes an exercise of a warrant to an equity position.
(2)
During the three months ended March 31, 2025, there were no transfers into or out of Level 3.

The following table provides a summary of changes in the fair value of the Company’s Level 3 Debt, equity, warrant and escrow receivables portfolio investments for the year ended December 31, 2024 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Escrow Receivables	Total
Fair Value as of December 31, 2023	$1,222,077	$15,150	$31,201	$2,441	$1,270,869
Purchases, net of deferred fees	1,180,013	6,709	20,774	—	1,207,496
Non-cash conversion (1)	(25,674)	31,802	(6,128)	—	—
Transfers into/(out of) of Level 3 (2)	(28,315)	—	—	—	(28,315)
Proceeds from sales and paydowns	(759,113)	(11,477)	8,006	(2,441)	(765,025)
Accretion of OID and EOT payments	39,574	—	—	—	39,574
Net realized gain/(loss)	(21,294)	7,826	(9,962)	—	(23,430)
Net change in unrealized appreciation/(depreciation)	(5,137)	6,574	7,563	—	9,000
Fair Value as of December 31, 2024	$1,602,131	$56,584	$51,454	$—	$1,710,169

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of December 31, 2024	$(24,105)	$4,631	$1,996	$—	$(17,478)

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

Fair Value of Financial Instruments Carried at Cost

As of March 31, 2025 and December 31, 2024, the carrying value of the KeyBank Credit Facility was approximately $392.0 million and $113.0 million, respectively. The carrying value of the KeyBank Credit Facility as of March 31, 2025 and December 31, 2024 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2025 and December 31, 2024, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $124.2 million and $124.1 million, respectively, net of unamortized deferred financing costs and discount of $0.8 million and $1.0 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of March 31, 2025, and December 31, 2024, was approximately $114.9 million and $114.1 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2025, and December 31, 2024, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.4 million and $74.3 million, respectively, net of unamortized deferred financing fees of $0.6 million and $0.7 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of March 31, 2025 and December 31, 2024 was approximately $69.1 million and $68.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2025 and December 31, 2024, the carrying value of the Company's 7.875% Notes due March 2029 (the “March 2029 Notes”) was approximately $112.4 million and $112.1 million, respectively, net of unamortized deferred financing fees of $2.8 million and $2.9 million, respectively. The March 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of March 31, 2025 and December 31, 2024 was approximately $115.9 million and $116.2 million, respectively, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”.

As of March 31, 2025 and December 31, 2024, the carrying value of the Company's 7.875% Notes due September 2029 (the “September 2029 Notes”) was approximately $115.0 million and $111.6 million, respectively, net of unamortized deferred financing fees of $3.4 million and $3.4 million, respectively. The September 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's September 2029 Notes as of March 31, 2025 and December 31, 2024 was approximately $119.2 million and $118.0 million, respectively, based on the market closing price of the September 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINI”.

As of March 31, 2025 and December 31, 2024, the carrying value of the Series A Senior Notes (the “Series A Notes”) was approximately $141.0 million and $140.9 million, respectively, net of unamortized deferred financing costs and discount of $1.5 million and $1.7 million, respectively. The Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Series A Notes as of March 31, 2025 and December 31, 2024 was approximately $142.5 million and $142.5 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

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

During the three months ended March 31, 2025, the Company borrowed $398.0 million and made repayments of $119.0 million under the KeyBank Credit Facility.

The Company incurred approximately $9.0 million of initial and additional financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the KeyBank Credit Facility were $6.2 million and $6.6 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had a borrowing availability of approximately $208.0 million and $487.0 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest expense	$6,131	$4,843
Amortization of deferred financing costs	385	206
Total interest and amortization of deferred financing costs	$6,516	$5,049

Weighted average effective interest rate	8.5%	9.1%
Weighted average outstanding balance	$305,296	$221,086

Unsecured Notes

As of March 31, 2025 and December 31, 2024, the Company had the following outstanding Unsecured Notes (dollars in thousands):

	March 31, 2025	December 31, 2024
Series A Notes, net of $1,529 and $1650, respectively, of unamortized deferred financing costs	$140,971	$140,850
August 2026 Notes, net of $805 and $950, respectively, of unamortized deferred financing costs	124,195	124,050
September 2029 Notes, net of $3,387 and $3433, respectively, of unamortized deferred financing costs	115,003	111,567
March 2029 Notes, net of $2,840 and $2879, respectively, of unamortized deferred financing costs	112,421	112,121
December 2026 Notes, net of $636 and $729, respectively, of unamortized deferred financing costs	74,364	74,271
2025 Notes, net of $0 and $81, respectively, of unamortized deferred financing costs	—	152,419
Convertible Notes, net of $0 and $605, respectively, of unamortized deferred financing costs and discount	—	49,395
Total Unsecured Notes, net of $9,197 and $10,327, respectively, of unamortized deferred financing costs	$566,954	$764,673

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

On July 22, 2022, the Company issued $50.0 million in aggregate principal amount of the 2025 Notes in an additional issuance of such 2025 Notes. On July 27, 2022, the underwriters exercised, in full, their option to purchase from the Company an additional $7.5 million in aggregate principal amount of the 2025 Notes solely to cover over-allotments in accordance with the Underwriting Agreement. The 2025 Notes issued pursuant to July 2022 offering were treated as a single series with the then-existing 2025 Notes under the 2025 Notes Indenture (the “Then-Existing 2025 Notes”) and had the same terms as the Then-Existing 2025 Notes (other than issue date and issue price). The 2025 Notes had the same CUSIP number and were fungible and ranked equally.

In connection with the additional issuance of the 2025 Notes, the 2025 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINL” on July 29, 2022.

The 2025 Notes bore interest at a fixed rate of 7.00% per year that was payable quarterly on March 15, June 15, September 15, and December 15 of each year, commencing on March 15, 2020. The 2025 Notes were the direct, general unsecured obligations of the Company and ranked pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that were not so subordinated.

On May 17, 2024, the Company redeemed $30.0 million in aggregate principal amount of the $182.5 million in aggregate principal amount of then outstanding 2025 Notes.

On January 16, 2025, the 2025 Notes matured pursuant to their terms and were repaid in full. The 2025 Notes are no longer outstanding or listed on Nasdaq Global Select Market.

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of March 31, 2025, there were no unamortized deferred financing costs related to the 2025 Notes. As of December 31, 2024, unamortized deferred financing costs related to the 2025 Notes was $0.1 million.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest expense	$445	$3,194
Amortization of deferred financing costs	81	498
Total interest and amortization of deferred financing costs	$526	$3,692

Weighted average effective interest rate	8.3%	8.1%
Weighted average outstanding balance	$25,417	$182,500

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

The Convertible Notes bore interest at a fixed rate of 6.00% per year, subject to additional interest upon certain events, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. Had an investment grade rating not been maintained with respect to the Convertible Notes, additional interest of 0.75% per annum would have accrued on the Convertible Notes until such time as the Convertible Notes received an investment grade rating of “BBB-” (or its equivalent) or better. The Convertible Notes rating remained at investment grade through the conversion date. The Convertible Notes would have matured on December 11, 2025.

On February 20, 2025, the holders of the Convertible Notes exercised their right to convert all of the outstanding principal amount of the Convertible Notes, pursuant to the terms of conditions of the Convertible Notes. At its election, the Company paid $66.2 million in cash to satisfy in full its obligation to pay the principal amount of the Convertible Notes and any accrued interest, such settlement amount being determined based on the then existing conversion rate of 81.6439 per $1,000 principal amount of the Convertible Notes. The net amount of the carrying value of the Convertible Notes and cash paid of $15.8 million was recorded in Paid-In Capital in Excess of Par Value on the Consolidated Statements of Assets and Liabilities, and as such, no realized gain/loss was recorded. As of March 31, 2025, the Convertible Notes are no longer outstanding.

The Convertible Notes were direct unsecured obligations of the Company and ranked pari passu, or equal in right of payment, with all of the Company’s then-existing and future unsecured indebtedness or other obligations that were not so subordinated, and senior in right of payment to all of the Company’s future indebtedness or other obligations that were expressly subordinated, or junior, in right of payment to the Convertible Notes.

The Convertible Notes were accounted for in accordance with ASC 470-20, Debt Instruments with Conversion and Other Options. In accounting for the Convertible Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Notes were approximately 99.1% and 0.9%, respectively. The original issue discount of 0.9%, or approximately $0.5 million, attributable to the conversion feature of the Convertible Notes was recorded in “capital in excess of par value” in the Consolidated Statements of Assets and Liabilities as of December 31, 2020.

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount of debt	$—	$50,000
Unamortized debt financing cost	—	(356)
Original issue discount, net of accretion	—	(249)
Carrying value of Convertible Notes	$—	$49,395

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest expense	$417	$750
Amortization of deferred financing costs and original issue discount	89	166
Total interest and amortization of deferred financing costs and original issue discount	$506	$916

Weighted average effective interest rate	7.1%	7.3%
Weighted average outstanding balance	$28,333	$50,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the August 2026 Notes were $0.8 million and $1.0 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest expense	$1,367	$1,367
Amortization of deferred financing costs	144	144
Total interest and amortization of deferred financing costs	$1,511	$1,511

Weighted average effective interest rate	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the December 2026 Notes were $0.6 million and $0.7 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest expense	$797	$797
Amortization of deferred financing costs	93	99
Total interest and amortization of deferred financing costs	$890	$896

Weighted average effective interest rate	4.7%	4.8%
Weighted average outstanding balance	$75,000	$75,000

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

The March 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINZ” on April 1, 2024.

On February 10, 2025, the Company entered into an open market sale agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), as sales agent and/or principal thereunder. Under the Sales Agreement, the Company may, but has no obligation to, issue and sell, from time to time, up to $100,000,000 aggregate principal amount of the March 2029 Notes (the “ATM March 2029 Notes”) through the Sales Agent or to the Sale Agent, as principal for its own account. The ATM March 2029 Notes are (or will be) treated as a single series with the existing March 2029 Notes and have the same terms as the existing March 2029 Notes (other than the issue date and issue price). The March 2029 Notes have the same CUSIP number and are fungible and ranked equally. Any ATM March 2029 Notes issued in the future will be issued pursuant to the March 2029 Notes Indenture.

During the three months ended March 31, 2025, the Company issued and sold $0.3 million in aggregate principal amount of its ATM March 2029 Notes and raised $0.3 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on notes sold under the Sales Agreement.

The components of the carrying value of the March 2029 Notes were as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount of debt	$115,261	$115,000
Unamortized deferred financing cost	(2,842)	(2,879)
Issuance premium and/or (discount), net of accretion	2	—
Carrying value of March 2029 Notes	$112,421	$112,121

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.5 million, which were capitalized and deferred.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest expense	$2,264	$75
Amortization of deferred financing costs	173	5
Total interest and amortization of deferred financing costs	$2,437	$80

Weighted average effective interest rate	8.5%	8.5%
Weighted average outstanding balance	$115,023	$3,791

September 2029 Notes

On July 19, 2024, the Company issued and sold $115.0 million in aggregate principal amount of the September 2029 Notes under its shelf Registration Statement on Form N-2, which amount includes the underwriters' exercise, in full, of their option to purchase an additional $15.0 million in aggregate principal amount of additional September 2029 Notes.

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

The September 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINI” on July 22, 2024.

On February 10, 2025, the Company entered into the Sales Agreement with the Sales Agent. Under the Sales Agreement, the Company may, but has no obligation to, issue and sell, from time to time, up to $100,000,000 aggregate principal amount of the September 2029 Notes (the “ATM September 2029 Notes”) through the Sales Agent or to the Sale Agent, as principal for its own account. The ATM September 2029 Notes are (or will be) treated as a single series with the existing September 2029 Notes and have the same terms as the existing September 2029 Notes (other than the issue date and issue price). The September 2029 Notes have the same CUSIP number and are fungible and ranked equally. Any ATM September 2029 Notes issued in the future will be issued pursuant to the September 2029 Notes Indenture.

During the three months ended March 31, 2025, the Company issued and sold $3.4 million in aggregate principal amount of its ATM September 2029 Notes and raised $3.4 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on notes sold under the Sales Agreement.

The components of the carrying value of the September 2029 Notes were as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount of debt	$118,390	$115,000
Unamortized deferred financing cost	(3,417)	(3,433)
Issuance premium and/or (discount), net of accretion	30	—
Carrying value of September 2029 Notes	$115,003	$111,567

Aggregate offering costs in connection with the September 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.9 million, which were capitalized and deferred.

The components of interest expense and related fees for the September 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest expense	$2,265	$—
Amortization of deferred financing costs	184	—
Total interest and amortization of deferred financing costs	$2,449	$—

Weighted average effective interest rate	8.5%	—%
Weighted average outstanding balance	$115,251	$—

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

Aggregate offering costs in connection with the Series A Notes issuance, including the underwriters’ discount and commissions, were approximately $1.7 million, which were capitalized and deferred. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the Series A Notes were $1.5 million and $1.7 million, respectively.

The components of interest expense and related fees for the Series A Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest expense	$2,701	$—
Amortization of deferred financing costs	120	—
Total interest and amortization of deferred financing costs	$2,821	$—

Weighted average effective interest rate	7.9%	—%
Weighted average outstanding balance	$142,500	$—

As of March 31, 2025, the Company was in compliance with the terms of the KeyBank Credit Agreement, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture and the Note Purchase Agreement. As of December 31, 2024, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the Convertible Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture and the Note Purchase Agreement.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2025 and December 31, 2024 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of March 31, 2025 and December 31, 2024 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

The Company has entered into a capital commitment with the JV and EPT 16 in the amount of $21.4 million and $10.0 million, respectively. As of March 31, 2025, the Company had unfunded commitments of $3.0 million and $0.8 million for the JV and EPT 16, respectively. As of March 31, 2025, the Company had aggregate unfunded commitments of $49.7 million to four portfolio companies. As of December 31, 2024, the Company had unfunded commitments of $3.0 million and $0.8 million for the JV and EPT 16, respectively. As of December 31, 2024, the Company had aggregate unfunded commitments of $31.2 million to two portfolio companies. The Company did not have any other off-balance sheet financings or liabilities as of March 31, 2025 or December 31, 2024.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company identified significant operating leases for its headquarters in Phoenix, AZ and office spaces in San Diego, CA. The lease for the Company's Phoenix headquarters commenced on July 10, 2021, and was most recently amended on September 17, 2024. Amendments since commencement include (i) additional office space and (ii) an extension to the term of the lease through May 31, 2031. The lease for Suite 200 in the Company's San Diego office commenced on March 10, 2023, and expires on January 31, 2026. The Company entered into a second lease in San Diego for Suite 203, which commenced on June 1, 2024, and expires on November 14, 2025. As of March 31, 2025, the weighted-average remaining lease term for the operating leases was 5.9 years.

The total lease expense incurred for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.3 million, respectively. As of March 31, 2025 and December 31, 2024, the right of use assets related to the office operating leases were $5.2 million and $5.4 million, respectively, and the lease liabilities were $5.5 million and $5.7 million, respectively. As of March 31, 2025 and December 31, 2024, the weighted-average discount rate determined for the operating lease liabilities was 8.54% and 8.53%, respectively.

The following table shows future minimum payments under the Company’s operating leases as of March 31, 2025 (in thousands):

For the Years Ended December 31,	Total
2025	$982
2026	1,008
2027	1,021
2028	1,051
2029	1,080
Thereafter	1,565
Total	$6,707

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2025, there were no material legal matters or material litigation pending of which the Company is aware.

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

Concurrent with the closing of the Private Common Stock Offering, on January 16, 2020, the Company entered into a registration rights agreement for the benefit of the purchasers of shares of its common stock in such offering and the certain of the investors in the Legacy Funds (the “Legacy Investors”) that received shares of its common stock in connection with the Formation Transactions that were not the Company’s directors, officers and affiliates. Pursuant to the terms of this registration rights agreement, the Company no longer has any registration obligations with respect to such shares because (i) such shares may be sold by any such stockholder in a single transaction without registration pursuant to Rule 144 under the Securities Act, (ii) the Company has been subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a period of at least 90 days and is current in the filing of all such required reports and (iii) such shares have been listed for trading on the Nasdaq Global Select Market.

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

During the three months ended March 31, 2025, the Company issued and sold 1,977,463 shares of its common stock at a weighted-average price of $15.61 per share and raised $30.5 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

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

For additional information regarding the ATM Program, see “Note 14 – Subsequent Events.”

Stock Repurchase Program

On November 7, 2024, the Board authorized a program permitting the Company to repurchase up to $30.0 million of the Company’s common stock (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market, volume, and timing constraints. The 2024 Share Repurchase Program is expected to be in effect until November 7, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended.

The Board authorized the 2024 Repurchase Program because it believes sustained macroeconomic pressures and other market factors may cause the Company’s common stock to be undervalued from time to time, especially relative to the Company’s performance and its peers, and that such repurchase demonstrates the Company’s stability and strength, including the resilience and creditworthiness of its portfolio. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act.

The Company did not repurchase shares of its outstanding common stock during the three months ended March 31, 2025 or during the year ended December 31, 2024.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended March 31, 2025, the Company issued 20,349 shares of common stock for a total of approximately $0.3 million under the DRIP.

During the year ended December 31, 2024, the Company issued 90,245 shares of common stock for a total of approximately $1.3 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	0.51
			Total	$9.21

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2025 and 2024 (dollars in thousands).

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2025	Grant Date Fair Value	March 31, 2024	Grant Date Fair Value
Unvested as of Beginning of Period	1,993,459	$14.53	1,326,891	$14.56
Shares Granted	319,956	15.83	753,051	14.80
Shares Vested and Forfeited	(285,251)	14.81	(287,793)	14.19
Unvested as of Ending of Period	2,028,164	$14.70	1,792,149	$14.72

Fair Value of Granted Stock	$5,065		$11,145
Compensation Cost Recognized	$2,559		$2,391

As of March 31, 2025, there was approximately $28.8 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2024, there was approximately $26.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 3.0 years. Shares vested and forfeited primarily relate to shares acquired of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Option Awards

On March 14, 2025 (the “Option Awards Grant Date”), the Company's Board approved grants of non-statutory stock options to certain executive officers of the Company each to purchase up to 300,000 shares of the Company’s common stock pursuant to the 2019 Long Term Incentive Plan (the “Option Awards”) for a total of 1,500,000 shares. Each Option Award is subject to certain time-based and market-based vesting conditions, which are set forth in the Company's Non-Statutory Stock Option Award Agreement.

Within four years following the Option Awards Grant Date, the volume weighted average trading price (“VWAP”) per share of the Company’s common stock on any established stock exchange or national market system for ninety (90) consecutive calendar days ending on the last trading day preceding the applicable day must be equal to or greater than $23.75. If the VWAP condition is satisfied, and the applicable recipient of the Option Award remains in the continuous employment of the Company through the applicable vesting date (subject to certain limited exceptions), the stock option will vest as follows: 25% on March 14, 2026 with the remaining 75% vesting pro rata over the twelve (12) full calendar quarters immediately following March 14, 2026. The Option Awards expire on March 14, 2035.

The $15.83 exercise price of the Option Awards was calculated based on the closing stock price on the Option Awards Grant Date. As of March 31, 2025, there were no Option Awards exercised as time-based and market-based vesting conditions have not been met.

During the three months ended March 31, 2025, there was less than $0.1 million of total compensation costs related to the Option Awards. As of March 31, 2025, there was approximately $1.7 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 4.0 years. The fair value of the Option Awards as of March 31, 2025 was approximately $1.7 million.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Reports on Form 8-K, filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2025 and 2024 (dollars in thousands).

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2025	Grant Date Fair Value	March 31, 2024	Grant Date Fair Value
Unvested as of Beginning of Period,	13,340	$14.99	15,196	$13.16
Shares Granted	—	—	—	—
Shares Vested and Forfeited	—	—	—	—
Unvested as of Ending of Period,	13,340	$14.99	15,196	$13.16

Fair Value of Granted Stock	$—		$—
Compensation Cost Recognized	$50		$50

As of March 31, 2025, there was less than $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a three-month period. As of December 31, 2024, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings per common share - basic
Numerator for basic earnings per share	$27,087	$14,508
Denominator for basic weighted average shares	62,555,531	46,748,386
Earnings/(Loss) per common share - basic	$0.43	$0.31
Earnings per common share - diluted
Numerator for increase in net assets per share	27,087	14,508
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	916
Numerator for diluted earnings per share	27,087	15,424
Denominator for basic weighted average shares	62,555,531	46,748,386
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	3,847,265
Denominator for diluted weighted average shares	62,555,531	50,595,651
Earnings/(Loss) per common share - diluted	$0.43	$0.30

Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using (i) the treasury stock method for Option Awards that assumes shares were exercised at the beginning of the reporting period (or at time of issuance, if later) and is intended to show the dilution effect to common stockholders and (ii) the if-converted method for the Convertible Notes that assumes the conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. During the three months ended March 31, 2025, the market-based conditions for the Option Awards were not met and the Convertible Notes were converted in full and are no longer outstanding, as such, both were not considered in the calculation of diluted EPS. During the three months ended March 31, 2024, the adjustments for diluted EPS included additional effects for the Convertible Notes.

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

For the three months ended March 31, 2025 and 2024, $0.6 million and $0.6 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Tax Cost of Investments	$1,833,444	$1,763,183

	March 31, 2025	December 31, 2024
Unrealized appreciation	$66,552	$60,872
Unrealized depreciation	(107,584)	(113,528)
Net change in unrealized appreciation/(depreciation) from investments	$(41,032)	$(52,656)

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Per Share Data: (1)
Net asset value, beginning of period	$13.35	$13.19

Net investment income	0.52	0.54
Net realized and unrealized gains/(losses) on investments (2)	(0.09)	(0.23)
Net increase/(decrease) in net assets resulting from operations	0.43	0.31

Offering costs	(0.01)	(0.01)
Effect of shares issued and repurchased (3)	(0.21)	(0.10)
Distributions (4)	(0.51)	(0.51)
Total increase/(decrease) in net assets	(0.30)	(0.31)

Net asset value, end of period	$13.05	$12.88

Shares outstanding, end of period	63,880,330	48,643,194
Weighted average shares outstanding	62,555,531	46,748,386
Total return based on net asset value (5)	1.6%	1.5%
Total return based on market value (6)	8.4%	4.5%

Ratio/Supplemental Data:
Per share market value at end of period	$15.16	$14.68
Net assets, end of period	$833,395	$626,316
Ratio of total expenses to average net assets	16.2%	16.4%
Ratio of net investment income to average net assets	15.9%	16.3%
Ratio of interest and credit facility expenses to average net assets	8.6%	7.9%
Portfolio turnover rate (7)	8.9%	11.4%
Asset coverage ratio (8)	186.1%	184.9%

(1)
Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)
Net realized and unrealized gains/(losses) on investments include rounding adjustments to reconcile the change in net asset value per share.
(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. Also includes the impact of the issuance of shares related to the equity incentive plans, the accretive effect of DRIP issuance and stock offerings (issuing shares above NAV per share), and the impact of share repurchases under the 2024 Repurchase Program.
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
(8)
Based on outstanding debt of $968.2 million and $737.5 million as of March 31, 2025 and 2024, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of March 31, 2025, and December 2024, 2023, 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
March 31, 2025 (Unaudited)(5)	$—	—	—	$—
December 31, 2024(5)	—	—	—	—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
March 31, 2025 (Unaudited)	$392,000	1,861	—	$—
December 31, 2024	113,000	1,927	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
March 31, 2025 (Unaudited)(6)	$—	—	—	$—
December 31, 2024	152,500	1,927	—	1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
March 31, 2025 (Unaudited)(7)	$—	—	—	$—
December 31, 2024	50,000	1,927	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
March 31, 2025 (Unaudited)	$125,000	1,861	—	$—
December 31, 2024	125,000	1,927	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
March 31, 2025 (Unaudited)	$75,000	1,861	—	$—
December 31, 2024	75,000	1,927	—	—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2029 Notes
March 31, 2025 (Unaudited)	$115,261	1,861	—	$1,012
December 31, 2024	115,000	1,927	—	1,012
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

September 2029 Notes
March 31, 2025 (Unaudited)	$118,390	1,861	—	$1,014
December 31, 2024	115,000	1,927	—	1,014
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Series A Notes
March 31, 2025 (Unaudited)	$142,500	1,861	—	$—
December 31, 2024	142,500	1,927	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
March 31, 2025 (Unaudited)	$968,151	1,861	—	$—
December 31, 2024	888,000	1,927	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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
(6)
The 2025 Notes matured on January 16, 2025 pursuant to their terms and were repaid in full.
(7)
The Convertible Notes were converted on February 20, 2025 and repaid in full pursuant to their terms and conditions.

Note 12. Related Party Transactions

During the three months ended March 31, 2025 and the year ended December 31, 2024, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared.

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Senior Credit Corp 2022 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) on December 5, 2022 to co-manage the JV. The JV invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The Company and the JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of March 31, 2025, the Company’s and the JV Partner’s ownership of the JV was 12.5% and 87.5%, respectively.

The Company has agreed to offer the JV the opportunity to purchase a percentage of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on June 5, 2026. The JV is required to pay the Company a fee equal to 100 basis points of the total principal amount of each loan or equipment financing advance acquired by the JV from the Company, with 50% of the fee for each such particular loan or advance payable by the JV to the Company within two business days of the date of such acquisition or advance and the remaining 50% payable in equal monthly installments over 24 months following the date of such acquisition or advance. In addition, the JV shall pay the Company an administrative agent fee equal to 75 basis points of the daily average aggregate value of the JV’s outstanding loans and equipment financings.

As of March 31, 2025, the Company contributed $18.4 million of capital to the JV, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of December 31, 2024, the Company contributed $18.4 million of capital to the JV, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of March 31, 2025 and December 31, 2024, the Company's unfunded commitment of capital to the JV was $3.0 million and $3.0 million, respectively.

As of March 31, 2025 and December 31, 2024, the JV’s total investment portfolio on a fair value basis was $234.6 million and $219.1 million, respectively. During the three months ended March 31, 2025, the Company received $29.0 million in net proceeds from the sale of investments to the JV. During the year ended December 31, 2024, the Company received $157.3 million in net proceeds from the sale of investments to the JV.

During the three months ended March 31, 2025 and 2024, the Company earned approximately $0.7 million and $0.9 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company had approximately $1.0 million and $1.1 million, respectively, in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Company has entered into a resource sharing agreement (“Sharing Agreement”) with the Adviser Sub, through which the Adviser Sub has access to the Company's human capital resources, facilities and systems. Under the terms of Sharing Agreement, the Company allocates the related expenses of such shared resources to the Adviser Sub pro rata based on total assets under management by the Adviser Sub and the Company. The Company's total expenses are net of such expenses allocated to the Adviser Sub of $0.4 million for the three months ended March 31, 2025. There were no allocated expenses during the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, there was $2.3 million and $1.8 million, respectively, receivable from the Adviser Sub.

The Adviser Sub has entered into an investment management agreement with EPT 16 and may enter into additional investment management agreements with other Adviser Funds in the future, pursuant to which the Adviser Sub receives management fees and/or incentive fees based on the assets under management and the performance of the Adviser Funds, respectively. With respect to such fee income, the Adviser Sub expects to declare and pay dividend distributions to the Company. During the three months ended March 31, 2025 and 2024, no dividend distributions were declared and paid by the Adviser Sub to the Company.

EPT 16 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company and a specialty credit manager (the “Class A Member”) funded a portion of their respective capital commitments on June 28, 2024 to commence the operations of a credit fund, EPT 16. EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. The Company and the Class A Member had capital commitments to EPT 16 in the amount of $10.0 million and $50.0 million, respectively. As of March 31, 2025, the Company's and the Class A Member’s ownership percentages were 16.7% and 83.3%, respectively. EPT 16 has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT 16.

As of March 31, 2025 and December 31, 2024, the Company had contributed $9.2 million of capital to EPT 16. As of March 31, 2025 and December 31, 2024, the Company's unfunded commitment was $0.8 million and $0.8 million, respectively.

As of March 31, 2025 and December 31, 2024, EPT 16’s total investment portfolio on a fair value basis was $70.4 million and $66.9 million, respectively. During the three months ended March 31, 2025, the Company received $6.0 million in net proceeds from the sale of investments to the EPT 16. During the year ended December 31, 2024, the Company received $74.7 million in net proceeds from the sale of investments to the EPT 16.

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

The CODM uses consolidated net investment income and net increase/(decrease) in net assets resulting from operations when allocating resources and assessing the Company’s performance. Net investment income is comprised of consolidated total investment income (“segment revenues”) and consolidated total net operating expenses (“significant segment expenses”). The net increase/(decrease) in net assets is comprised of consolidated net investment income and consolidated net realized gain/(loss) from investments and consolidated net change in unrealized appreciation/(depreciation) from investments. These performance metrics are considered the key segment measure of profit or loss received by the CODM. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets, investments held on the Consolidated Statements of Investments, and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 14. Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) related to expense disclosures. The amendments in ASU 2024-03 require public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update will become effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

Equity ATM Program

For the period from April 1, 2025 to May 5, 2025, the Company issued and sold 752,845 shares of its common stock at a weighted-average price of $14.15 per share and raised $10.5 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

Debt ATM Program

For the period from April 1, 2025 to May 5, 2025, the Company issued and sold $0.5 million of its ATM September 2029 Notes and raised $0.5 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on notes sold under the Sales Agreement.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. "Risk Factors" of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on February 26, 2025, including but not limited to the following:

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
•
changes in political, economic or industry conditions, including as a result of supply chain disruptions, disruptions related to tariffs or other trade or sanction related issues, the interest rate and inflation rate environments or conditions affecting the financial and capital markets;
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

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).

Overview

We are a specialty lending company providing debt, including loans, equipment financings and asset based lending, to growth-oriented companies, including institutional investor-backed companies. We are an internally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through our investments across five distinct vertical markets. We seek to achieve our investment objective by making investments consisting primarily of term loans, equipment financings, and asset based lending and, to a lesser extent, working capital loans, equity and equity-related investments. In addition, we may obtain warrants or contingent exit fees at funding from many of our portfolio companies, providing an additional potential source of investment returns. We generally are required to invest at least 70% of our total assets in qualifying assets in accordance with the 1940 Act but may invest up to 30% of our total assets in non-qualifying assets, as permitted by the 1940 Act.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During three months ended March 31, 2025, the Company recorded $0.8 million in dividend income. During the three months ended March 31, 2024, the Company recorded $0.2 million in dividend income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2025, our investment portfolio had an aggregate fair value of approximately $1,792.7 million and was comprised of approximately $1,330.4 million in secured loans, $336.7 million in equipment financings, and $125.6 million in equity and warrants, across 155 portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $1,725.6 million and was comprised of approximately $1,286.7 million in secured loans, $315.5 million in equipment financings, and $123.4 million in equity and warrants, across 151 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	74.9%	74.2%	75.1%	74.5%
Equipment Financings	18.5%	18.8%	18.1%	18.3%
Equity	4.3%	4.1%	4.5%	4.2%
Warrants	2.3%	2.9%	2.3%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of March 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2025		December 31, 2024
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	32.5%	33.3%	30.7%	31.5%
Northeast	26.9%	26.6%	28.1%	27.6%
Mountain	10.3%	9.7%	10.9%	10.5%
Southeast	9.9%	9.6%	10.5%	10.4%
South	8.6%	8.7%	9.2%	9.5%
Midwest	6.0%	5.7%	5.9%	5.6%
Multi-Sector Holdings (1)	1.5%	2.0%	1.6%	1.9%
International:
Western Europe	3.7%	3.8%	2.4%	2.4%
Canada	0.6%	0.6%	0.7%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

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

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	16.9%	17.6%	18.1%	18.7%
Medical Devices	12.3%	12.7%	9.7%	10.0%
SaaS	10.0%	10.4%	8.2%	8.5%
Green Technology	8.1%	9.1%	8.3%	9.2%
Other Healthcare Services	8.5%	8.7%	8.1%	8.3%
Space Technology	8.0%	8.1%	8.0%	8.2%
Real Estate Technology	5.5%	5.0%	5.8%	5.4%
Artificial Intelligence & Automation	4.2%	4.4%	4.7%	4.9%
Healthcare Technology	3.9%	3.4%	4.5%	4.2%
Biotechnology	3.1%	3.2%	3.2%	3.4%
Consumer Products & Services	2.9%	2.9%	3.2%	3.2%
Transportation Technology	3.6%	2.4%	3.6%	2.4%
Connectivity	2.1%	2.0%	2.1%	2.0%
Multi-Sector Holdings (1)	1.5%	2.0%	1.6%	1.9%
Human Resource Technology	1.9%	1.6%	1.9%	1.7%
Education Technology	1.8%	1.6%	1.9%	1.7%
Marketing, Media, and Entertainment	1.6%	1.6%	2.2%	2.2%
Supply Chain Technology	1.7%	1.6%	1.7%	1.7%
Food and Agriculture Technologies	1.6%	1.2%	1.8%	1.4%
Industrials	0.2%	0.2%	0.7%	0.6%
Construction Technology	0.5%	0.2%	0.5%	0.2%
Digital Assets Technology and Services	0.1%	0.1%	0.2%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

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

As of March 31, 2025 and December 31, 2024, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.1 years and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of March 31, 2025 and December 31, 2024, the Company’s ten largest portfolio companies represented approximately 27.0% and 26.7%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of March 31, 2025 and December 31, 2024, the Company had five and seven portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the three months ended March 31, 2025, we invested approximately $94.8 million in six new portfolio companies, and approximately $125.6 million in 19 existing portfolio companies, excluding deferred fees. During the three months ended March 31, 2025, we received an aggregate of $157.1 million in proceeds from repayments and sales of our investments, including proceeds of approximately $62.4 million from scheduled/amortizing debt payments, $59.1 million from early repayments on our debt investments, $35.4 million from investments sold primarily to Multi-Sector Holdings and $0.2 million from warrant and equity exits.

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

The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2025 and the year ended December 31, 2024 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Beginning Portfolio, at fair value	$1,725,570	$1,275,180
Purchases, net of deferred fees	218,458	1,218,931
Principal payments received on investments	(62,385)	(207,328)
Proceeds from early debt repayments	(59,097)	(313,207)
Sales of investments	(35,605)	(287,331)
Accretion of OID, EOT, and PIK payments	11,044	39,574
Net realized gain/(loss)	(2,154)	(9,730)
Net change in unrealized appreciation/(depreciation)	(3,142)	9,481
Ending Portfolio, at fair value	$1,792,689	$1,725,570

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		March 31, 2025		December 31, 2024
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$92,956	5.6%	$89,716	5.6%
3.0 - 3.9	Strong Performance	567,581	34.0%	453,584	28.3%
2.0 - 2.9	Performing	928,455	55.7%	972,001	60.7%
1.6 - 1.9	Watch	50,072	3.0%	62,883	3.9%
1.0 - 1.5	Default/Workout	15,156	0.9%	11,062	0.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,654,220	99.2%	1,589,246	99.2%
.	Senior Credit Corp 2022 LLC (1)	12,885	0.8%	12,885	0.8%
Total Debt Investments		$1,667,105	100.0%	$1,602,131	100.0%

(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of March 31, 2025 and December 31, 2024, our debt investments had a weighted average risk rating score of 2.9 and 2.9, respectively.

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

As of March 31, 2025, loans to three portfolio companies and equipment financings to two portfolio company were on non-accrual status with a total cost of approximately $49.7 million, and a total fair value of approximately $15.2 million, or 0.9%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three months ended March 31, 2025 and 2024.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Stated interest income	$50,193	$37,840
Amortization of OID and EOT	6,922	6,310
Acceleration of OID and EOT	3,258	951
PIK interest income	1,500	4,091
Prepayment penalty and related fees	312	—
Dividend income	800	200
Other fee income	2,400	1,061
Total investment income	$65,385	$50,453

For the three months ended March 31, 2025, total investment income was approximately $65.4 million which represents an approximate effective yield of 15.3% on the average investments during the year. For the three months ended March 31, 2024, total investment income was approximately $50.5 which represents an approximate effective yield of 15.8% on the average investments during the year. The increase in investment income for the three months ended March 31, 2025 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments.

Net Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses, and excise taxes. Our operating expenses totaled approximately $33.0 million and $25.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase in our operating expenses for the three months ended March 31, 2025 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due March 2029 (the “March 2029 Notes”), the 7.875% Notes due September 2029 (the “September 2029 Notes”), the 7.54% Notes due 2027 (the “Series A 2027 Notes”), the 7.60% Notes due 2028 (the “Series A 2028 Notes”) and the 7.66% Notes due 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $17.7 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.6% and 7.4% for the three months ended March 31, 2025 and 2024, respectively. The increase in interest expense for the three months ended March 31, 2025 was primarily due to the issuance of the Series A Notes and to increased borrowings under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $10.6 million and $9.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase in employee compensation expenses for the three months ended March 31, 2025 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of March 31, 2025 and 2024, the Company had 94 and 73 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees, totaled approximately $2.0 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The increase in professional fees expenses for the three months ended March 31, 2025 resulted primarily from an increase in legal fees, third-party valuation fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $2.5 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase in general and administrative expenses for the three months ended March 31, 2025 was primarily due to additional office rent and related expenses.

Allocated Expenses to Trinity Capital Adviser, LLC

The resource sharing agreement (the “Sharing Agreement”) with the Adviser Sub provides the Adviser Sub with access to the Company's human capital resources, facilities and systems. Under the terms of the Sharing Agreement, we allocate the related expenses of such shared resources to the Adviser Sub based on total assets under management by the Adviser Sub and us. The Company's total expenses are net of such expenses allocated to the Adviser Sub of $0.4 million for the three months ended March 31, 2025. There were no expenses allocated to the Adviser Sub during the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, there was $2.3 million and $1.8 million, respectively, receivable due from the Adviser Sub.

Excise Taxes

Our excise taxes totaled approximately $0.6 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

Net Investment Income

For the three months ended March 31, 2025 and 2024, we recognized approximately $65.4 million and $50.5 million, respectively, in total investment income as compared to approximately $33.0 million and $25.3 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $32.4 million and $25.2 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the three months ended March 31, 2025, our gross realized gains primarily consisted of the repayment of one warrant position. Our gross realized losses primarily consisted of the sale of one equipment financing position. During the three months ended March 31, 2024, our gross realized gains primarily consisted of the repayment of one equipment financing position, and our gross realized losses primarily consisted of the partial sale of one equity position in a portfolio company.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three months ended March 31, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Net realized gain/(loss) on investments:
Gross realized gains	$374	$4,277
Gross realized losses	(2,528)	(2,926)
Total net realized gains/(losses) on investments	$(2,154)	$1,351

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

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2025 and 2024 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Gross unrealized appreciation	$18,891	$19,057
Gross unrealized depreciation	(24,933)	(28,980)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	2,900	(2,077)
Total net unrealized gains/(losses) on investments	$(3,142)	$(12,000)

During the three months ended March 31, 2025, our net unrealized depreciation totaled approximately $3.1 million, which included net unrealized depreciation of $4.1 million from our debt investments, net unrealized appreciation of $1.3 million from our equity investments and net unrealized depreciation of $0.3 million from our warrant investments.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended March 31, 2025, totaled approximately $27.1 million. Net increase in net assets resulting from operations during the three months ended March 31, 2024, totaled approximately $14.5 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2025, basic and diluted net increase in net assets per common share were $0.43 and $0.43, respectively.

For the three months ended March 31, 2024, basic and diluted net decrease in net assets per common share were $0.31 and $0.30, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the August 2026 Notes offering, the December 2026 Notes offering, the March 2029 Notes offering, the September 2029 Notes offering and the Series A Notes offering and borrowings under the KeyBank Credit Facility, each of which were outstanding as of March 31, 2025, as well as cash flows from our operations, including investment sales and repayments and income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

During the three months ended March 31, 2025, we experienced a net decrease in cash and cash equivalents in the amount of $1.2 million, which is the net result of $62.2 million of cash provided by financing activities, offset by $63.3 million of cash used in operating activities and $0.1 million of cash used in investing activities. During the three months ended March 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $7.2 million, which is the net result of $88.6 million of cash provided by financing activities, offset by $81.4 million of cash used in operating activities and less than $0.1 million of cash used in investing activities.

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $8.4 million and $9.6 million, respectively, of which $3.3 million and $3.8 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of March 31, 2025 and December 31, 2024, we had approximately $208.0 million and $487.0 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of March 31, 2025, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information, including a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2025, our asset coverage ratio was approximately 186.1% and our asset coverage ratio per unit was approximately $1,861. As of December 31, 2024, our asset coverage ratio was approximately 192.7% and our asset coverage ratio per unit was approximately $1,927.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with the JV and EPT 16 in the amount of $21.4 million and $10.0 million, respectively. As of March 31, 2025, unfunded commitments were $3.0 million and $0.8 million for the JV and EPT 16, respectively. As of March 31, 2025, the Company also had unfunded commitments of approximately $49.7 million to four portfolio companies. As of December 31, 2024, unfunded commitments were $3.0 million for the JV and $0.8 million for EPT 16, respectively. As of December 31, 2024, the Company also had unfunded commitments of $31.2 million to two portfolio companies. The Company did not have any other off-balance sheet financings or liabilities as of March 31, 2025 or December 31, 2024.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2025 and December 31, 2024 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2025, is as follows (in thousands):

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$392,000	$—	$392,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
March 2029 Notes	—	—	115,261	—	115,261
September 2029 Notes	—	—	118,390	—	118,390
Series A Notes	—	55,500	87,000	—	142,500
Operating Leases	982	2,029	2,131	1,565	6,707
Total Contractual Obligations	$982	$257,529	$714,782	$1,565	$974,858

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	0.51
			Total	$9.21

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On May 5, 2025, the last reported closing sales price of our common stock on Nasdaq was $14.14 per share, which represented a premium of approximately 8.4% to our net asset value per share of $13.05 as of March 31, 2025. As of May 5, 2025, we had approximately 48 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2025
Second Quarter (through May 5, 2025)	*	$15.52	$13.53	*	*	*
First Quarter	$13.05	$16.56	$14.26	26.9%	9.3%	$0.51
Year Ending December 31, 2024
Fourth Quarter	$13.35	$14.87	$13.11	11.4%	(1.8)%	$0.51
Third Quarter	$13.13	$14.74	$13.57	12.3%	3.4%	$0.51
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51
Year Ending December 31, 2023
Fourth Quarter	$13.19	$15.40	$13.33	16.7%	1.0%	$0.50
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(4)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(4)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47

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

Recent Developments

Equity ATM Program

For the period from April 1, 2025 to May 5, 2025, we issued and sold 752,845 shares of its common stock at a weighted-average price of $14.15 per share and raised $10.5 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

Debt ATM Program

For the period from April 1, 2025 to May 5, 2025, the Company issued and sold $0.5 million of its ATM September 2029 Notes and raised $0.5 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on notes sold under the Sales Agreement.

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

As of March 31, 2025, approximately 76.9% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”) or SOFR, and approximately 23.1% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85% to 3.25%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$38,239	$11,760	$26,479
Up 200 basis points	25,493	7,840	17,653
Up 100 basis points	12,746	3,920	8,826
Down 100 basis points	(4,645)	(3,920)	(725)
Down 200 basis points	(8,752)	(7,840)	(912)
Down 300 basis points	(10,532)	(11,760)	1,228

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of March 31, 2025, we had six foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are received in U.S. dollars. No other investments as of March 31, 2025 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 26, 2025, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

During the three months ended March 31, 2025, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On April 15, 2025, pursuant to its amended and restated distribution reinvestment plan, the Company issued 21,072 shares of its common stock, at a price of $14.39 per share, to stockholders of record as of March 31, 2025 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10‑Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 30, 2023).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on January 16, 2020).
4.1	Form of 7.875% Note due March 2029 (Debt ATM) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 10, 2025).
4.2	Form of 7.875% Note due September 2029 (Debt ATM) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 10, 2025).
10.1

Open Market Sale Agreement, dated February 10, 2025, by and between Trinity Capital Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2025).

10.2

Amended and Restated Employment Offer Letter, dated March 14, 2025, by and between the Company and Kyle Brown (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.3

Amended and Restated Employment Offer Letter, dated March 14, 2025, by and between the Company and Steven L. Brown (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.4

Amended and Restated Employment Offer Letter, dated March 14, 2025, by and between the Company and Gerald Harder (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.5

Employment Offer Letter, dated March 14, 2025, by and between the Company and Michael Testa (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.6*	Amended and Restated Employment Offer Letter, dated March 14, 2025, by and between the Company and Ronald Kundich.
10.7*	Employment Offer Letter, dated March 14, 2025, by and between the Company and Sarah Stanton.
10.8	Retention Agreement, dated March 14, 2025, by and between the Company and Kyle Brown (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2025).
10.9

Form of Non-Statutory Stock Option Award Agreement (Trinity Capital Inc. 2019 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.10	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed September 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: May 7, 2025	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer (Principal Executive Officer)

Dated: May 7, 2025	By:	/s/ Michael Testa
Michael Testa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)