Form 10-Q
period 2025-06-30
Trinity Capital Inc.
filed 2025-08-06
CIK 1786108

PRewhwwrecw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 4, 2025, the registrant had 70,314,160 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $103,725 and $82,391, respectively)	$118,496	$89,249
Affiliate investments (cost of $39,114 and $34,309, respectively)	39,227	34,727
Non-Control / Non-Affiliate investments (cost of $1,858,099 and $1,643,526, respectively)	1,820,607	1,601,594
Total investments (cost of $2,000,938 and $1,760,226, respectively)	1,978,330	1,725,570
Cash and cash equivalents	26,251	9,627
Interest receivable	17,664	16,542
Deferred credit facility costs	5,870	6,586
Other assets	16,909	15,916
Total assets	$2,045,024	$1,774,241

LIABILITIES
KeyBank Credit Facility	$483,000	$113,000
Unsecured Notes, net of $8,523 and $10,327, respectively, of unamortized deferred financing costs	569,808	764,673
Distribution payable	35,483	31,451
Security deposits	5,918	8,472
Accounts payable, accrued expenses and other liabilities	27,247	33,663
Total liabilities	1,121,456	951,259

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 69,574,146 and 61,669,059 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	70	62
Paid-in capital in excess of par	929,767	829,626
Distributable earnings/(accumulated deficit)	(6,269)	(6,706)
Total net assets	923,568	822,982
Total liabilities and net assets	$2,045,024	$1,774,241
NET ASSET VALUE PER SHARE	$13.27	$13.35

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$2,430	$783	$4,758	$1,635
Affiliate investments	977	474	2,250	859
Non-Control / Non-Affiliate investments	63,306	50,580	122,379	98,735
Total interest and dividend income	66,713	51,837	129,387	101,229
Fee and other income:
Affiliate investments	597	835	1,289	1,702
Non-Control / Non-Affiliate investments	2,173	1,969	4,192	2,163
Total fee and other income	2,770	2,804	5,481	3,865
Total investment income	69,483	54,641	134,868	105,094

EXPENSES:
Interest expense and other debt financing costs	18,044	13,885	35,700	26,029
Compensation and benefits	12,489	9,944	23,134	19,808
Professional fees	1,787	1,338	3,814	2,058
General and administrative	2,246	2,092	4,713	4,021
Total gross expenses	34,566	27,259	67,361	51,916
Allocated expenses to Trinity Capital Adviser, LLC	(508)	—	(916)	—
Total net expenses	34,058	27,259	66,445	51,916

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	35,425	27,382	68,423	53,178
Excise tax expense	621	639	1,238	1,278
NET INVESTMENT INCOME	34,804	26,743	67,185	51,900

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	(3,916)	—	(3,916)
Non-Control / Non-Affiliate investments	(8,262)	(2,572)	(10,416)	(1,220)
Net realized gain/(loss) from investments	(8,262)	(6,488)	(10,416)	(5,136)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	7,912	5,691	7,913	7,655
Affiliate investments	52	1,673	482	1,926
Non-Control / Non-Affiliate investments	6,908	3,209	3,335	(11,008)
Net change in unrealized appreciation/(depreciation) from investments	14,872	10,573	11,730	(1,427)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$41,414	$30,828	$68,499	$45,337

NET INVESTMENT INCOME PER SHARE - BASIC	$0.53	$0.53	$1.05	$1.07
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.53	$0.51	$1.05	$1.03

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.63	$0.61	$1.07	$0.94
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.63	$0.59	$1.07	$0.90

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	65,911,570	50,161,680	64,242,822	48,455,033
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	65,911,570	54,064,395	64,242,822	52,357,748

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended June 30, 2025:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of March 31, 2025	63,880,330	$64	$845,531	$(12,200)	$833,395
Issuance of common stock pursuant to distribution reinvestment plan	21,072	—	303	—	303
Stock-based compensation	—	—	3,194	—	3,194
Issuance of restricted stock awards	13,772	—	—	—	—
Issuance of common stock, net of issuance costs	5,717,121	6	81,507	—	81,513
Retired and forfeited shares of restricted stock	(58,149)	—	(768)	—	(768)
Distributions to stockholders	—	—	—	(35,483)	(35,483)
Net increase/(decrease) in net assets resulting from operations	—	—	—	41,414	41,414
Balance as of June 30, 2025	69,574,146	$70	$929,767	$(6,269)	$923,568

Three Months Ended June 30, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of March 31, 2024	48,643,194	$49	$659,194	$(32,927)	$626,316
Issuance of common stock pursuant to distribution reinvestment plan	22,578	—	319	—	319
Stock-based compensation	—	—	2,892	—	2,892
Issuance of restricted stock awards	13,340	—	—	—	—
Issuance of common stock, net of issuance costs	3,224,708	3	46,930	—	46,933
Retired and forfeited shares of restricted stock	(54,391)	—	(806)	—	(806)
Distributions to stockholders	—	—	—	(26,443)	(26,443)
Net increase/(decrease) in net assets resulting from operations	—	—	—	30,828	30,828
Balance as of June 30, 2024	51,849,429	$52	$708,529	$(28,542)	$680,039

Six Months Ended June 30, 2025:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2024	61,669,059	$62	$829,626	$(6,706)	$822,982
Issuance of common stock pursuant to distribution reinvestment plan	41,421	—	600	—	600
Stock-based compensation	—	—	5,803	—	5,803
Issuance of restricted stock awards	333,728	—	—	—	—
Issuance of common stock, net of issuance costs	7,694,584	8	111,973	—	111,981
Retired and forfeited shares of restricted stock	(164,646)	—	(2,463)	—	(2,463)
Additional paid-in capital in connection with Convertible Notes Redemption	—	—	(15,772)	—	(15,772)
Distributions to stockholders	—	—	—	(68,062)	(68,062)
Net increase/(decrease) in net assets resulting from operations	—	—	—	68,499	68,499
Balance as of June 30, 2025	69,574,146	$70	$929,767	$(6,269)	$923,568

Six Months Ended June 30, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2023	46,323,712	$46	$633,740	$(22,627)	$611,159
Issuance of common stock pursuant to distribution reinvestment plan	46,034	—	658	—	658
Stock-based compensation	—	—	5,343	—	5,343
Issuance of restricted stock awards	766,391	1	(1)	—	—
Issuance of common stock, net of issuance costs	4,877,340	5	71,169	—	71,174
Retired and forfeited shares of restricted stock	(164,048)	—	(2,380)	—	(2,380)
Distributions to stockholders	—	—	—	(51,252)	(51,252)
Net increase/(decrease) in net assets resulting from operations	—	—	—	45,337	45,337
Balance as of June 30, 2024	51,849,429	$52	$708,529	$(28,542)	$680,039

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$68,499	$45,337
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(579,821)	(469,567)
Proceeds from sales and paydowns of investments	352,098	328,878
Net change in unrealized (appreciation)/depreciation from investments	(11,730)	1,427
Net realized (gain)/loss from investments	10,416	5,136
Accretion of original issue discounts and end of term payments on investments	(23,406)	(15,509)
Amortization of deferred financing costs	2,384	2,311
Stock-based compensation	5,803	5,343
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(1,122)	(2,770)
(Increase)/Decrease in other assets	(707)	(919)
Increase/(Decrease) in security deposits	(2,554)	(1,118)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(6,733)	(1,841)
Net cash provided by/(used in) operating activities	(186,873)	(103,292)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(286)	(159)
Net cash provided by/(used in) investing activities	(286)	(159)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	111,981	71,174
Retirement of employee shares	(2,463)	(2,380)
Cash distributions paid	(63,430)	(47,312)
Issuance of Unsecured Notes, net of issuance costs	5,451	111,610
Repayment of Unsecured Notes	(217,756)	(30,000)
Borrowings under Credit Facility	727,200	340,000
Repayments under Credit Facility	(357,200)	(298,300)
Net cash provided by/(used in) financing activities	203,783	144,792

Net increase/(decrease) in cash, cash equivalents and restricted cash	16,624	41,341
Cash, cash equivalents and restricted cash at beginning of period	9,627	4,761
Cash, cash equivalents and restricted cash at end of period	$26,251	$46,102

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$33,035	$21,031
Income tax, including excise tax, paid	2,722	2,524
Distribution payable	35,483	26,443
Distributions reinvested	600	658

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	March 13, 2024	October 1, 2025	Fixed interest rate 19.0%; EOT 0.0%	$1,755	$1,754	$1,786	(9)(10)(14)
	Equipment Financing	March 25, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	4,381	4,378	4,463	(9)(10)(14)(19)
	Equipment Financing	April 24, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	2,427	2,427	2,474	(9)(10)(14)(19)
	Equipment Financing	May 28, 2024	May 1, 2026	Fixed interest rate 16.0%; EOT 0.0%	1,114	1,114	1,133	(9)(10)(14)
	Equipment Financing	June 21, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	3,932	3,931	4,008	(9)(10)(14)(19)
Total Applied Digital Corporation					13,609	13,604	13,864

Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$19,270	$18,937	$19,358	(8)(14)(19)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$13,549	$14,225	$14,322	(9)(14)(19)
	Equipment Financing	October 22, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	12,743	13,266	13,292	(9)(14)(19)
Total Cirrascale Cloud Services, LLC					26,292	27,491	27,614

K2View Inc.	Secured Loan	May 30, 2025	June 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 2.5%	$15,000	$14,713	$14,713	(8)

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$5,850	$5,593	$5,639	(9)(14)(19)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$18,800	$18,381	$18,381	(8)(14)(19)

Sub-total: Artificial Intelligence & Automation (10.8%)*					$98,821	$98,719	$99,569

Biotechnology
Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	$4,292	$4,170	$4,180	(8)(14)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,436	4,459	(8)(14)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,567	4,595	(8)(14)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	4,824	4,861	(8)(14)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	4,824	4,861	(8)(14)
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	1,405	1,356	1,318	(8)(14)
Total Pendulum Therapeutics, Inc.					25,000	24,177	24,274

Taysha Gene Therapies, Inc.	Secured Loan	November 13, 2023	December 1, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.8%; EOT 5.0%	$30,000	$30,396	$31,049	(8)(9)(14)

Sub-total: Biotechnology (6.0%)*					$55,000	$54,573	$55,323

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	June 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$18,920	$18,785	$18,786	(10)(14)(19)
	Equipment Financing	June 30, 2025	June 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	3,080	3,057	3,057	(10)(14)(19)
Total AST & Science, LLC					22,000	21,842	21,843

Tarana Wireless, Inc.	Secured Loan	September 23, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$14,800	$14,247	$14,422	(8)(9)(14)(19)

Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,767	$15,767	(8)(22)

Sub-total: Connectivity (5.6%)*					$49,400	$51,856	$52,032

Consumer Products & Services
Eterneva, Inc.	Equipment Financing	November 24, 2021	June 1, 2026	Fixed interest rate 7.8%; EOT 11.5%	$177	$226	$161
	Equipment Financing	March 16, 2022	October 1, 2026	Fixed interest rate 8.1%; EOT 11.5%	310	362	283
	Equipment Financing	June 17, 2022	January 1, 2027	Fixed interest rate 11.9%; EOT 11.5%	979	1,076	892
Total Eterneva, Inc.					1,466	1,664	1,336

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$4,700	$4,786	$4,784	(8)(14)(19)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,764	4,795	(8)(14)(19)
	Secured Loan	August 1, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,686	4,697	(8)(14)(19)
Total Ogee, Inc.					14,100	14,236	14,276

Quip NYC, Inc.	Secured Loan	March 9, 2021	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	$4,861	$5,359	$5,366	(8)(14)
	Secured Loan	February 10, 2022	April 1, 2026	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.0%	694	766	769	(8)(14)
Total Quip NYC, Inc.					5,555	6,125	6,135

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$3,194	$3,325	$3,350	(8)(14)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	3,854	3,883	3,952	(8)(14)
Total Rinse, Inc.					7,048	7,208	7,302

UnTuckIt, Inc.	Secured Loan	January 16, 2020	December 1, 2025	Fixed interest rate 12.0%; EOT 5.0%	$2,601	$3,576	$3,536

Sub-total: Consumer Products & Services (3.5%)*					$30,770	$32,809	$32,585

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Education Technology
Edblox, Inc.	Secured Loan	March 19, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.8%; EOT 2.5%	$15,000	$14,939	$13,617	(8)(9)

Medical Sales Training Holding Company	Secured Loan	March 18, 2021	September 30, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	$5,175	$5,547	$3,817	(8)(18)
	Secured Loan	July 21, 2021	September 30, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	1,825	1,944	1,346	(8)(18)
Total Medical Sales Training Holding Company					7,000	7,491	5,163

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$7,171
	Secured Loan	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	2,392
Total Yellowbrick Learning, Inc.					10,000	10,500	9,563

Sub-total: Education Technology (3.1%)*					$32,000	$32,930	$28,343

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	August 30, 2024	April 1, 2027	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$29,593	$29,136	$29,511	(8)(9)(15)(19)
	Secured Loan	June 25, 2025	April 1, 2027	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	2,371	2,301	2,301	(8)(9)(15)(19)
Total Beam Technologies, Inc.					31,964	31,437	31,812

Busbot, Inc.	Secured Loan	April 1, 2024	October 1, 2026	Variable interest rate SOFR 30 Day Forward + 11.5% or Floor rate 13.5%; EOT 0.0%	$10,400	$10,289	$10,289	(8)(10)(12)(21)

Centivo Corporation	Secured Loan	July 31, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$3,784	$3,719	$3,771	(8)(9)(14)(15)(19)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,770	3,590	3,616	(8)(9)(14)(15)(19)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,765	3,599	3,630	(8)(9)(14)(15)(19)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	7,509	7,163	7,163	(8)(9)(14)(15)(19)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,752	3,574	3,574	(8)(9)(14)(15)(19)
Total Centivo Corporation					22,580	21,645	21,754

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$7,235	$7,506	$7,389	(8)(9)(14)(15)(19)
	Secured Loan	July 31, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	7,235	7,512	7,379	(8)(9)(14)(15)(19)
Total Cherry Technologies, Inc.					14,470	15,018	14,768

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Empower Financial, Inc.	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$11,622	$11,602	$11,739	(8)(9)(14)(19)
	Secured Loan	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	2,902	2,842	2,882	(8)(9)(14)(19)
	Secured Loan	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,353	4,260	4,321	(8)(9)(14)(19)
	Secured Loan	April 9, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,348	4,151	4,200	(8)(9)(14)(19)
	Secured Loan	May 15, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	14,495	14,661	14,937	(8)(14)(19)
Total Empower Financial, Inc.					37,720	37,516	38,079

Eqis Capital Management, Inc.	Secured Loan	June 15, 2022	July 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 3.0%	$6,469	$6,679	$6,618	(8)(14)

Gravie, Inc.	Secured Loan	June 4, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$15,980	$15,767	$15,547	(8)(9)(14)(19)

Inshur, Inc.	Secured Loan	June 10, 2025	July 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 2.5%	$25,000	$24,529	$24,529	(8)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 13.0%; EOT 1.0%	$12,500	$12,625	$12,638	(8)(14)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$3,760	$3,692	$3,692	(8)(14)(19)

Mesa Financial, Inc.	Secured Loan	August 29, 2024	February 28, 2027	Variable interest rate SOFR 30 Day Forward + 10.3% or Floor rate 13.0%; EOT 0.0%	$11,626	$11,481	$11,481	(8)(10)(12)(21)

Mesa Financing I, LLC	Secured Loan	May 7, 2025	May 7, 2028	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$2,372	$2,345	$2,345	(8)(10)(12)(21)

Parafin SPV 2, LLC	Secured Loan	February 22, 2024	December 21, 2026	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$21,758	$21,528	$21,528	(8)(10)(12)(21)

Parafin SPV 3, LLC	Secured Loan	July 25, 2024	January 25, 2027	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 13.8%; EOT 0.0%	$15,829	$15,671	$15,671	(8)(10)(12)(21)

PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$9,400	$9,203	$9,279	(8)(14)(19)

Slope Tech, Inc.	Secured Loan	October 5, 2022	February 27, 2026	Variable interest rate SOFR 1 Month Term + 11.8% or Floor rate 11.8%; EOT 0.0%	$3,862	$3,820	$3,820	(8)(10)(12)(21)

Under Technologies, Inc.	Secured Loan	September 13, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$7,400	$7,319	$7,419	(8)(9)(14)(19)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	7,400	7,297	7,311	(8)(9)(14)(19)
Total Under Technologies, Inc.					14,800	14,616	14,730

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$12,150	$12,010	$12,120	(8)(9)(14)(19)

Sub-total: Finance and Insurance (29.3%)*					$272,640	$269,871	$270,700

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$5,252	$6,177	$6,148	(9)(14)(19)

Emergy, Inc.	Equipment Financing	December 15, 2021	July 1, 2026	Fixed interest rate 12.7%; EOT 11.5%	$3,183	$3,992	$1,401	(18)
	Equipment Financing	December 13, 2022	July 1, 2027	Fixed interest rate 9.4%; EOT 11.5%	6,183	6,970	2,721	(9)(18)
Total Emergy, Inc.					9,366	10,962	4,122

Sub-total: Food and Agriculture Technologies (1.1%)*					$14,618	$17,139	$10,270

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	$3,228	$3,387	$3,459	(9)(14)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	9,339	9,537	9,764	(9)(14)(19)
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	11,674	11,721	11,926	(9)(14)(19)
Total Commonwealth Fusion Systems, LLC					24,241	24,645	25,149

Dandelion Energy, Inc.	Equipment Financing	June 25, 2024	July 1, 2025	Fixed interest rate 15.9%; EOT 0.0%	$1,361	$1,361	$1,379	(9)(14)

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$489	$683	$672	(14)
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	3,519	3,840	3,801	(9)(14)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	2,885	3,057	3,062	(9)(14)(19)
	Equipment Financing	September 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	1,754	1,844	1,836	(9)(14)(19)
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	419	436	433	(9)(14)(19)
Total Electric Hydrogen Co.					9,066	9,860	9,804

Form Energy Inc.	Equipment Financing	October 21, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$26,049	$25,929	$26,250	(9)(14)(19)
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	6,927	6,863	6,936	(9)(14)(19)
Total Form Energy Inc.					32,976	32,792	33,186

Hi-Power, LLC	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	$1,080	$1,118	$1,137	(14)

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$1,921	$2,614	$2,536
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	1,071	1,396	1,358
Total SeaOn Global, LLC					2,992	4,010	3,894

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$12,757	$12,948	$12,266	(8)(14)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	12,757	12,928	12,243	(8)(14)
Total Footprint International Holding, Inc.					25,514	25,876	24,509

Sub-total: Green Technology (10.7%)*					$97,230	$99,662	$99,058

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$9,400	$9,244	$9,244	(8)(14)(19)

Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 4.8%	$12,500	$12,630	$12,575	(8)

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$11,750	$11,466	$11,466	(8)(14)(19)

RXAnte, Inc.	Secured Loan	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	$8,580	$8,711	$8,764	(8)(9)(14)(15)(19)
	Secured Loan	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,853	2,876	2,956	(8)(9)(14)(15)(19)
	Secured Loan	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,824	2,842	2,903	(8)(9)(14)(15)(19)
	Secured Loan	September 9, 2024	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,788	2,802	2,862	(8)(9)(14)(15)(19)
Total RXAnte, Inc.					17,045	17,231	17,485

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	$5,000	$5,150	$4,792	(8)(14)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	15,000	15,401	14,796	(8)(14)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 4.0%	10,000	10,218	9,825	(8)(14)
Total TMRW Life Sciences, Inc.					30,000	30,769	29,413

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(22)

Sub-total: Healthcare Technology (8.7%)*					$81,195	$81,840	$80,683

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	March 29, 2022	December 1, 2026	Variable interest rate Prime + 5.5% or Floor rate 9.3%; EOT 4.0%	$33,056	$34,088	$27,281	(8)(14)(15)
	Secured Loan	June 12, 2024	December 1, 2026	Fixed interest rate 10.0%; EOT 0.0%	500	500	445
Total Nomad Health, Inc.					33,556	34,588	27,726

Sub-total: Human Resource Technology (3.0%)*					$33,556	$34,588	$27,726

Industrials
3DEO, Inc.	Equipment Financing	February 1, 2025	February 1, 2028	Fixed interest rate 0.1%; EOT 2.2%	$2,064	$2,077	$2,032	(14)

Sub-total: Industrials (0.2%)*					$2,064	$2,077	$2,032

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Secured Loan	October 17, 2022	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5%	$4,729	$4,938	$4,826	(8)

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$2,386	$2,479	$2,445	(8)(14)

Incontext Solutions, Inc.	Secured Loan	January 16, 2020	September 1, 2025	Fixed interest rate 11.8%; EOT 11.4%	$476	$1,626	$1,569

Rarefied Atmosphere, Inc.	Secured Loan	May 6, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$49,553	$48,558	$48,558	(8)(14)(19)

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$10,506	$10,472	$10,375	(8)(9)(14)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,233	5,192	(8)(9)(14)(19)
Total Vox Media Holdings, Inc.					15,757	15,705	15,567

Sub-total: Marketing, Media, and Entertainment (7.9%)*					$72,901	$73,306	$72,965

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 12.6%; EOT 7.5%	$15,752	$16,067	$16,151	(9)(14)(19)
	Equipment Financing	September 30, 2024	October 1, 2028	Fixed interest rate 12.7%; EOT 7.5%	6,639	6,679	6,690	(9)(14)(19)
Total Apiject Holdings, Inc.					22,391	22,746	22,841

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$4,050	$4,020	$4,146	(8)(9)(19)

Elucent Medical, Inc.	Secured Loan	October 31, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$12,150	$11,983	$12,144	(8)(9)(19)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$28,200	$27,972	$28,190	(8)(19)
	Secured Loan	September 25, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	4,700	4,661	4,698	(8)(19)
Total Lightforce Orthodontics, Inc.					32,900	32,633	32,888

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$20,000	$20,070	$20,685	(8)
	Secured Loan	January 21, 2025	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	15,000	14,911	15,037	(8)
Total Neurolens, Inc.					35,000	34,981	35,722

Neuros Medical, Inc.	Secured Loan	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	$6,000	$6,090	$6,095	(8)(9)(14)
	Secured Loan	August 30, 2024	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	3,000	3,003	2,977	(8)(9)(14)
Total Neuros Medical, Inc.					9,000	9,093	9,072

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$4,400	$4,310	$4,310	(8)(14)(19)

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$11,985	$11,961	$12,064	(8)(9)(14)(19)

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$11,250	$11,293	$11,458	(8)(9)(14)

Vital Connect, Inc.	Secured Loan	July 3, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$27,650	$27,629	$27,853	(8)(9)(19)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,846	7,914	(8)(9)(19)
Total Vital Connect, Inc.					35,550	35,475	35,767

Sub-total: Medical Devices (19.5%)*					$178,676	$178,495	$180,412

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$12,885	$12,885	$12,885	(10)(22)

Sub-total: Multi-Sector Holdings (1.4%)*					$12,885	$12,885	$12,885

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Other Healthcare Services
Cellares Corporation	Equipment Financing	August 2, 2024	September 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$4,099	$4,143	$4,205	(14)(19)
	Equipment Financing	January 10, 2025	February 1, 2030	Fixed interest rate 12.2%; EOT 4.5%	5,619	5,634	5,620	(14)(19)
	Equipment Financing	January 29, 2025	February 1, 2030	Fixed interest rate 12.5%; EOT 4.5%	3,432	3,439	3,431	(14)(19)
	Secured Loan	August 2, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	47,000	46,974	47,675	(8)(19)
Total Cellares Corporation					60,150	60,190	60,931

Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	$43,793	$43,323	$43,628	(8)(15)
	Secured Loan	October 1, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	5,114	5,079	5,033	(8)(15)
	Secured Loan	January 6, 2025	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	2,537	2,504	2,484	(8)(15)
Total Metabolon, Inc.					51,444	50,906	51,145

Upward Health, Inc.	Secured Loan	August 6, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$5,875	$5,756	$5,864	(8)(9)(14)(19)

Renalogic Holdings, Inc.	Secured Loan	June 30, 2025	June 30, 2030	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$63,500	$62,231	$62,231	(8)(20)

Velentium, Inc.	Secured Loan	May 24, 2024	May 24, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 5.3%	$8,500	$8,450	$8,348	(8)(9)(14)

Sub-total: Other Healthcare Services (20.4%)*					$189,469	$187,533	$188,519

Real Estate Technology
Homelight Lending, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5%	$2,701	$2,926	$2,867	(8)(14)

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Fixed interest rate 10.2%; EOT 0.0%	$23,644	$20,800	$20,016	(8)(14)(22)
	Secured Loan	May 14, 2025	May 14, 2027	Fixed interest rate 4.0%; EOT 0.0%	1,600	1,600	1,600	(16)(22)
Total Knockaway, Inc.					25,244	22,400	21,616

Knockaway Trinity Holdings, LLC	Secured Loan	December 6, 2023	December 27, 2026	Variable interest rate SOFR 30 Day Forward + 9.3% or Floor rate 13.8%; EOT 0.0%	$43,603	$43,589	$43,589	(8)(10)(12)(21)(22)

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	April 1, 2026	Variable interest rate Prime + 6.0% or Floor rate 10.0%; EOT 5.0%	$15,000	$15,700	$15,418	(8)(14)
	Secured Loan	October 2, 2024	October 2, 2026	Fixed interest rate 6.0%; EOT 0.0%	187	187	192
Total Maxwell Financial Labs, Inc.					15,187	15,887	15,610

Orchard Technologies, Inc.	Secured Loan	January 1, 2024	January 1, 2029	Variable interest rate Prime + 10.0% or Floor rate 17.0%; EOT 4.0%	$28,540	$29,562	$24,805	(8)

Sub-total: Real Estate Technology (11.7%)*					$115,275	$114,364	$108,487

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate Prime + 4.8% or Floor rate 12.0%+PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,607	$20,553	$20,751	(8)(9)(14)(15)

Eyelit Technologies, Inc.	Secured Loan	November 4, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$4,500	$4,422	$4,569	(8)(14)(19)(20)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	7,920	7,778	8,042	(8)(14)(19)(20)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	900	882	882	(8)(14)(19)(20)
Total Eyelit Technologies, Inc.					13,320	13,082	13,493

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$24,785	$24,348	$24,937	(8)(19)

ServiceTrade, Inc.	Secured Loan	August 15, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$23,500	$23,135	$23,619	(8)(14)(19)(20)
	Secured Loan	May 2, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.8%; EOT 0.0%	1,880	1,847	1,847	(8)(14)(19)(20)
	Secured Loan	June 3, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.8%; EOT 0.0%	1,880	1,846	1,846	(8)(14)(19)(20)
Total ServiceTrade, Inc.					27,260	26,828	27,312

Silk Technologies, Inc.	Secured Loan	November 4, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$16,200	$15,862	$15,863	(8)(9)(14)(19)

SOCi, Inc.	Secured Loan	October 3, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$35,919	$35,227	$35,739	(8)(14)(19)(20)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	3,274	3,207	3,259	(8)(14)(19)(20)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	1,645	1,610	1,610	(8)(14)(19)(20)
Total SOCi, Inc.					40,838	40,044	40,608

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$3,740	$3,653	$3,759	(8)(9)(14)(19)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,646	3,681	(8)(9)(14)(19)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,479	3,479	(8)(9)(14)(19)
Total Steno Agency, Inc.					11,040	10,778	10,919

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$39,200	$38,471	$39,579	(8)(19)(20)

Sub-total: SaaS (20.9%)*					$193,250	$189,966	$193,462

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Space Technology
Astranis Space Technology Corporation	Equipment Financing	April 13, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 6.5%	$5,699	$6,312	$6,065	(9)(14)(19)
	Equipment Financing	September 27, 2024	October 1, 2028	Fixed interest rate 13.8%; EOT 6.5%	9,504	10,072	9,666	(9)(14)(19)
	Equipment Financing	September 27, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	2,270	2,218	2,239	(9)(14)(19)
Total Astranis Space Technology Corporation					17,473	18,602	17,970

Hadrian Automation, Inc.	Equipment Financing	March 2, 2022	September 1, 2025	Fixed interest rate 12.6%; EOT 0.0%	$43	$43	$44	(14)
	Equipment Financing	May 6, 2022	November 1, 2025	Fixed interest rate 12.9%; EOT 0.0%	702	702	719	(14)
	Equipment Financing	July 15, 2022	January 1, 2026	Fixed interest rate 14.3%; EOT 0.0%	665	664	682	(14)
	Equipment Financing	September 30, 2022	March 1, 2026	Fixed interest rate 15.2%; EOT 0.0%	1,426	1,424	1,467	(9)(14)
	Equipment Financing	December 22, 2022	June 1, 2026	Fixed interest rate 15.0%; EOT 0.0%	427	425	438	(9)(14)
	Equipment Financing	December 22, 2022	December 1, 2026	Fixed interest rate 15.5%; EOT 0.0%	215	215	222	(9)(14)(19)
	Equipment Financing	March 29, 2023	March 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	707	706	730	(9)(14)(19)
	Equipment Financing	September 28, 2023	September 1, 2027	Fixed interest rate 17.7%; EOT 0.0%	399	398	414	(9)(14)(19)
	Equipment Financing	June 27, 2024	June 1, 2028	Fixed interest rate 17.6%; EOT 0.0%	1,135	1,131	1,168	(9)(14)(19)
Total Hadrian Automation, Inc.					5,719	5,708	5,884

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$942	$950	$964	(9)(14)(19)
	Equipment Financing	September 13, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	759	759	772	(9)(14)(19)
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	745	737	755	(9)(14)(19)
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	848	837	848	(9)(14)(19)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	1,275	1,246	1,246	(14)(19)
Total Impulse Space, Inc.					4,569	4,529	4,585

Kymeta Corporation	Secured Loan	July 3, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$7,900	$7,658	$7,834	(8)(9)(14)(19)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	7,900	7,826	7,826	(8)(9)(14)(19)
Total Kymeta Corporation					15,800	15,484	15,660

Rocket Lab USA, Inc.	Equipment Financing	December 29, 2023	January 1, 2029	Fixed interest rate 14.8%; EOT 1.0%	$37,653	$37,251	$39,083	(9)(10)(14)
	Equipment Financing	March 20, 2025	April 1, 2030	Fixed interest rate 12.3%; EOT 1.0%	19,625	19,586	19,778	(9)(10)
Total Rocket Lab USA, Inc.					57,278	56,837	58,861

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Slingshot Aerospace, Inc.	Secured Loan	July 12, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$23,700	$23,400	$23,722	(8)(9)(14)(19)
	Secured Loan	August 7, 2024	April 30, 2026	Fixed interest rate 10.0%; EOT 0.0%	500	500	544
Total Slingshot Aerospace, Inc.					24,200	23,900	24,266

Space Perspective, Inc.	Secured Loan	March 3, 2022	July 1, 2026	Variable interest rate Prime + 7.8% or Floor rate 11.0%; EOT 5.0%	$2,854	$3,021	$—	(8)(18)

Sub-total: Space Technology (13.8%)*					$127,893	$128,081	$127,226

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.5%	$19,495	$20,279	$18,906	(8)(14)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	June 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$299	$307	$311	(9)(14)
	Equipment Financing	December 23, 2024	January 1, 2028	Fixed interest rate 12.3%; EOT 4.0%	1,448	1,454	1,465	(9)(14)
Total Nucleus RadioPharma, Inc.					1,747	1,761	1,776

Sub-total: Supply Chain Technology (2.2%)*					$21,242	$22,040	$20,682

Transportation Technology
Evo Equipment Leasing, LLC	Equipment Financing	May 2, 2025	May 1, 2028	Fixed interest rate 10.1%; EOT 12.0%	$2,986	$3,020	$3,022	(14)(19)
	Equipment Financing	May 23, 2025	June 1, 2028	Fixed interest rate 10.0%; EOT 12.0%	2,293	2,311	2,311	(14)(19)
Total Evo Equipment Leasing, LLC					5,279	5,331	5,333

NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	September 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	$2,224	$2,486	$563	(8)(18)
	Secured Loan	December 15, 2021	September 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,274	2,379	575	(8)(18)
	Secured Loan	February 23, 2022	September 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	719	(8)(18)
	Secured Loan	March 16, 2022	September 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	3,411	3,569	863	(8)(18)
	Secured Loan	April 18, 2022	September 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	719	(8)(18)
	Secured Loan	April 18, 2022	September 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	719	(8)(18)
	Secured Loan	May 17, 2022	September 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	5,685	5,948	1,439	(8)(18)
	Secured Loan	June 22, 2022	September 30, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	719	(8)(18)
Total NextCar Holding Company, Inc.					24,966	26,278	6,316

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,187	$9,374	$7,906	(8)(9)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	227	236	227	(9)
Total Get Spiffy, Inc.					9,414	9,610	8,133

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Uveye, Inc.	Equipment Financing	December 26, 2024	January 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	$17,189	$17,095	$17,164	(14)
	Equipment Financing	March 28, 2025	April 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	4,675	4,639	4,653	(14)
	Equipment Financing	May 15, 2025	June 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	1,200	1,189	1,189	(14)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	3,858	3,819	3,819	(14)
Total Uveye, Inc.					26,922	26,742	26,825

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$4,818	$4,902	$4,597	(8)

Sub-total: Transportation Technology (5.5%)*					$71,399	$72,863	$51,204

Total: Debt Securities- United States (185.6%)*					$1,750,284	$1,755,597	$1,714,163

Debt Securities- Canada

Construction Technology
Nexii, Inc.	Secured Loan	July 24, 2024	July 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$365	$365	$374	(10)(22)

Sub-total: Construction Technology (0.0%)*					$365	$365	$374

Real Estate Technology
Maple Raptor Acquisition Inc.	Secured Loan	April 28, 2025	April 26, 2030	Variable interest rate CORRA 3 Month Term + 9.4%; EOT 0.0%	$19,856	$19,421	$19,421	(8)(10)(20)

Sub-total: Real Estate Technology (2.1%)*					$19,856	$19,421	$19,421

Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$28,200	$27,315	$27,315	(10)(14)(19)

Sub-total: Space Technology (3.0%)*					$28,200	$27,315	$27,315

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	July 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,048	$5,839	(8)(10)(22)

Sub-total: Supply Chain Technology (0.6%)*					$6,000	$6,048	$5,839

Total: Debt Securities- Canada (5.7%)*					$54,421	$53,149	$52,949

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Europe

Industrials
Aledia, Inc.	Equipment Financing	August 5, 2022	September 1, 2025	Fixed interest rate 10.7%; EOT 7.0%	$97	$203	$201	(10)(14)
	Equipment Financing	September 30, 2022	October 1, 2025	Fixed interest rate 12.0%; EOT 7.0%	234	402	400	(10)(14)
Total Aledia, Inc.					331	605	601

Sub-total: Industrials (0.1%)*					$331	$605	$601

Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$30,000	$29,684	$30,559	(8)(10)(14)(19)

Sub-total: Other Healthcare Services (3.3%)*					$30,000	$29,684	$30,559

Other Healthcare Services
Zandivio PLC	Secured Loan	October 30, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$28,200	$27,657	$28,051	(8)(10)(14)(19)

Sub-total: Other Healthcare Services (3.0%)*					$28,200	$27,657	$28,051

Space Technology
All.Space Networks, Limited.	Secured Loan	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5%	$8,219	$8,372	$8,100	(8)(10)

Sub-total: Space Technology (0.9%)*					$8,219	$8,372	$8,100

Total: Debt Securities- Europe (7.3%)*					$66,750	$66,318	$67,311

Total: Debt Securities (198.6%)*					$1,871,455	$1,875,064	$1,834,423

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	15,976	$5.50	$47	$—

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Class A Common Stock	851,063	$0.10	$25	$—

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$76

K2View Inc.	Warrant	May 30, 2025	May 30, 2035	Ordinary	252,050	$1.38	$150	$151

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	44,982	$5.23	$337	$289	(9)(19)

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	3,589,055	$0.19	$250	$214	(17)(19)

Sub-Total: Artificial Intelligence & Automation (0.1%)*							$858	$730

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$43	$39	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	26	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	164	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	1,014
	Warrant	May 30, 2025	May 30, 2035	Preferred Series C	914,565	$0.01	1,880	1,908	(17)
Total Pendulum Therapeutics, Inc.							2,665	3,151

Sub-Total: Biotechnology (0.3%)*							$2,665	$3,151

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$2,697
	Warrant	September 23, 2024	September 23, 2034	Common Stock	2,094,922	$0.51	695	760	(9)(19)
Total Tarana Wireless, Inc.							1,662	3,457

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(22)

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$13

Sub-Total: Connectivity (0.4%)*							$1,684	$3,470

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$—	(17)(22)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—	(22)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	—	(17)(22)
Total Project Frog, Inc.							38	—

Sub-total: Construction Technology (0.0%)*							$38	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$2	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	1	(17)
Total BaubleBar, Inc.							710	3

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$—	(17)

Eterneva, Inc.	Warrant	September 30, 2024	September 30, 2034	Common Stock	833,333	$0.48	$421	$3

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$—

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$257	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	86
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	69
Total Madison Reed, Inc.							312	412

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	$54	$760	(17)(19)
	Warrant	September 29, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	49	760	(17)(19)
	Warrant	August 1, 2024	August 1, 2034	Preferred Series A-3	243,668	$0.68	104	760	(17)(19)
Total Ogee, Inc.							207	2,280

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$53
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	22
Total Portofino Labs, Inc.							259	75

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Common Stock	10,833	$48.46	$203	$—

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$252	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$7

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$7

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$79	(17)

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$2,855	(9)(19)

Sub-total: Consumer Products & Services (0.6%)*							$4,270	$5,973

Education Technology
Edblox, Inc.	Warrant	March 19, 2024	March 19, 2034	Common Stock	111,458	$1.71	$152	$—	(9)

Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	130,853	$7.74	$108	$—
	Warrant	April 17, 2024	April 17, 2034	Common Stock	32,493	$7.74	73	—
	Warrant	December 18, 2024	December 18, 2034	Common Stock	21,444	$7.74	4	—
Total Medical Sales Training Holding Company							185	—

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$3

Sub-Total: Education Technology (0.0%)*							$457	$3

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	47,479	$17.28	$632	$489	(9)(19)

Bestow, Inc.	Warrant	August 1, 2024	August 1, 2034	Preferred Series C-2	349,793	$0.01	$1,987	$2,388	(17)

Busbot, Inc.	Warrant	April 1, 2024	April 1, 2034	Common Stock	44,133	$0.96	$85	$7	(10)(12)(21)
	Warrant	May 14, 2025	May 14, 2035	Common Stock	13,498	$0.36	9	3	(10)(12)(21)
Total Busbot, Inc.							94	10

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	80,578	$0.76	$67	$147	(9)(19)
	Warrant	December 20, 2024	July 31, 2034	Common Stock	80,577	$0.76	189	147	(9)(19)
	Warrant	February 3, 2025	July 31, 2034	Common Stock	80,578	$0.76	164	147	(9)(19)
	Warrant	May 20, 2025	July 31, 2034	Common Stock	161,157	$0.76	290	296	(9)(19)
	Warrant	June 13, 2025	July 31, 2034	Common Stock	80,578	$0.76	145	147	(9)(19)
Total Centivo Corporation							855	884

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,823

Empower Financial, Inc.	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$1,713	(9)(19)

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.01	$10	$86	(17)

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	123,816	$2.68	$293	$9	(9)(19)

Inshur, Inc.	Warrant	June 10, 2025	June 10, 2035	Common Stock	32,049	$6.05	$234	$221

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$461

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	158,099	$0.70	$146	$145	(19)

Mesa Financial, Inc.	Warrant	August 29, 2024	August 29, 2034	Common Stock	62,422	$0.73	$28	$26	(10)(12)(21)

Mesa Financing I, LLC	Warrant	May 7, 2025	May 7, 2035	Common Stock	22,519	$0.01	$8	$8	(10)(12)(21)

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$304	(10)(12)(21)
	Warrant	July 25, 2024	July 25, 2034	Common Stock	24,641	$7.09	108	304	(10)(12)(21)
	Warrant	December 23, 2024	December 23, 2034	Common Stock	3,657	$11.14	49	39	(10)(12)(21)
Total Parafin, Inc.							275	647

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	100,586	$3.10	$139	$160	(17)(19)

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	954,979	$0.95	$285	$1,161	(17)

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$414	(10)(12)(21)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	97	(10)(12)(21)
Total Slope Tech, Inc.							221	511

Under Technologies, Inc.	Warrant	May 3, 2024	May 3, 2034	Common Stock	76,133	$2.90	$210	$204	(9)(19)

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	111,153	$1.58	$102	$160	(9)(19)

Sub-Total: Finance and Insurance (1.2%)*							$6,681	$11,106

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B	3,741	$140.21	$287	$475	(17)

Daring Foods, Inc.	Warrant	April 8, 2021	April 8, 2031	Common Stock	68,100	$0.27	$106	$61

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$52	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Stock	12,010	$18.89	26	264	(9)(19)
Total DrinkPak, LLC							33	316

Emergy, Inc.	Warrant	October 5, 2022	October 5, 2032	Common Stock	4,051	$39.60	$181	$—	(9)

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$7,291

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$21.42	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total Intelligent Brands, Inc.							657	—

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$9

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Class A Common Stock	20,181	$2.13	$79	$4

Sub-Total: Food and Agriculture Technologies (0.9%)*							$1,526	$8,156

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$36	$—

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$596	(11)(17)(22)
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	936	(11)(17)(22)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	281	(11)(17)(22)
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	1,825	(11)(17)(22)
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	8,525	(17)(22)
Total Edeniq, Inc.							7	12,163

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
	Warrant	October 31, 2024	October 31, 2034	Preferred Class F	250	$25,000.00	—	—	(17)
Total Footprint International Holding, Inc.							4,614	—

Form Energy Inc.	Warrant	October 21, 2024	October 21, 2034	Common Stock	85,556	$8.03	$796	$851	(9)(19)

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$229
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	133
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	211
Total Mainspring Energy, Inc.							853	573

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$68	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	31	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	95	(9)(17)
Total RTS Holding, Inc.							580	194

Sub-Total: Green Technology (1.5%)*							$6,886	$13,781

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	106,824	$0.79	$179	$180	(19)

Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$133	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$6

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$18	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	102	(17)
Total Hospitalists Now, Inc.							462	120

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$1
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	1
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	1
Total Lark Technologies, Inc.							493	3

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$46	(17)

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	45,141	$1.01	$62	$61	(19)

RXAnte, Inc.	Warrant	November 21, 2022	November 21, 2032	Preferred A	16,517	$10.00	$89	$119	(9)(17)(19)
	Warrant	April 7, 2023	November 21, 2032	Preferred A	5,518	$10.00	25	40	(9)(17)(19)
	Warrant	October 17, 2023	November 21, 2032	Preferred A	5,506	$10.00	37	40	(9)(17)(19)
Total RXAnte, Inc.							151	199

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A	268,983	$2.09	$80	$1	(17)
	Warrant	March 3, 2023	April 29, 2032	Preferred Class A	268,983	$2.09	80	1	(17)
Total TMRW Life Sciences, Inc.							160	2

Sub-Total: Healthcare Technology (0.1%)*							$1,801	$750

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$3

Sub-Total: Human Resource Technology (0.0%)*							$38	$3

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

Sub-total: Industrials (0.0%)*							$93	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Marketing, Media, and Entertainment
Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$375	$—

Firefly Systems, Inc.	Warrant	January 29, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$127

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$29	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$600

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	207,076	$7.35	$679	$794	(19)

Vox Media Holdings, Inc.	Warrant	June 25, 2025	June 25, 2035	Class A Common Stock	1,580,142	$0.37	$464	$477	(9)(19)

Sub-Total: Marketing, Media, and Entertainment (0.2%)*							$1,942	$2,027

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	937,604	$0.99	$612	$501	(9)(19)

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$129	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,288	$0.69	$29	$16	(9)(17)

Elucent Medical, Inc.	Warrant	October 31, 2024	October 31, 2034	Preferred Series C-2	1,628,141	$0.30	$144	$410	(9)(17)(19)

Lightforce Orthodontics, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Series D	62,627	$18.01	$249	$95	(17)(19)
	Warrant	September 25, 2024	August 6, 2034	Preferred Series D	10,438	$18.01	37	15	(17)(19)
Total Lightforce Orthodontics, Inc.							286	110

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	798,085	$0.38	$71	$73	(9)(17)
	Warrant	August 30, 2024	August 10, 2033	Preferred Series C	399,042	$0.38	39	37	(9)(17)
Total Neuros Medical, Inc.							110	110

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	38,529	$2.86	$46	$67	(17)(19)

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A	95,688	$5.01	$51	$107	(9)(17)(19)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Preferred Series D	623,615	$0.54	$120	$47	(9)(17)

Sub-Total: Medical Devices (0.2%)*							$1,891	$1,497

Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	243,868	$4.77	$841	$1,267	(19)

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Class A Common Stock	763,137	$0.28	$251	$365	(9)(19)

Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$299	(17)
	Warrant	October 1, 2024	March 28, 2034	Preferred Series 3	384,615	$0.65	33	50	(17)
	Warrant	January 6, 2025	March 28, 2034	Preferred Series 3	192,308	$0.65	23	25	(17)
Total Metabolon, Inc.							700	374

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Preferred Class B	7,958	$53.40	$129	$89	(9)(17)

Sub-Total: Other Healthcare Services (0.2%)*							$1,921	$2,095

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Real Estate Technology
Homelight Lending, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$4

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$85.27	$209	$—	(22)
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—	(22)
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	—	(22)
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	—	(12)(17)(21)(22)
	Warrant	September 16, 2024	September 16, 2034	Preferred Series BB	93,951,849	$0.00	2,391	820	(17)(22)
	Warrant	September 27, 2023	September 27, 2033	Preferred Series AA-1	5,084,804	$0.09	—	—	(17)(22)
Total Knockaway, Inc.							2,865	820

Maxwell Financial Labs, Inc.	Warrant	October 8, 2020	October 8, 2030	Common Stock	106,735	$0.29	$20	$3
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	5
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	2
	Warrant	May 10, 2024	May 10, 2034	Common Stock	303,562	$0.27	83	13
	Warrant	July 1, 2024	May 10, 2034	Common Stock	303,562	$0.27	91	13
	Warrant	January 1, 2025	May 10, 2034	Common Stock	308,162	$0.27	13	13
Total Maxwell Financial Labs, Inc.							389	49

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$120	(17)
	Warrant	February 12, 2025	February 12, 2034	Preferred Series 1	228,000	$0.01	126	120	(17)
Total Orchard Technologies, Inc.							126	240

Sub-Total: Real Estate Technology (0.1%)*							$3,381	$1,113

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$22	$—

Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	31,572	$15.87	$440	$829	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Class B Common	499,366	$0.36	$166	$89	(9)

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$727	(17)
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	165	(17)
Total Crowdtap, Inc.							51	892

Gtxcel, Inc.	Warrant	January 16, 2020	September 24, 2025	Preferred Series C	1,000,000	$0.21	$83	$—	(17)
	Warrant	January 16, 2020	September 24, 2025	Preferred Series D	1,000,000	$0.21	83	—	(17)
Total Gtxcel, Inc.							166	—

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$504	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	204,760	$1.98	$433	$278	(9)(19)

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$82

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	55,818	$1.98	$136	$144	(9)(19)
	Warrant	May 16, 2025	June 21, 2034	Common Stock	54,476	$1.98	164	140	(9)(19)
Total Steno Agency, Inc.							300	284

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$21	(9)

Sub-Total: SaaS (0.3%)*							$2,670	$2,979

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$82	$261	(9)(19)
	Warrant	September 27, 2024	September 27, 2034	Common Stock	156,677	$2.27	683	680	(9)(19)
	Warrant	June 26, 2025	June 26, 2035	Common Stock	39,557	$0.01	191	196	(9)(19)
Total Astranis Space Technology Corporation							956	1,137

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$13
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	2
Total Axiom Space, Inc.							160	15

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,286	$6.24	$144	$131	(9)(19)

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	58,064	$1.91	$234	$1,376	(9)(19)

Slingshot Aerospace, Inc.	Warrant	July 12, 2024	July 12, 2034	Common Stock	328,416	$0.46	$400	$399	(9)(19)

Kymeta Corporation	Warrant	July 3, 2024	July 3, 2034	Common Stock	3,995,407	$0.11	$331	$470	(9)(19)

Space Perspective, Inc.	Warrant	March 3, 2022	March 3, 2032	Preferred Series A	221,280	$2.75	$256	$—	(17)

Sub-Total: Space Technology (0.4%)*							$2,481	$3,528

Supply Chain Technology
Macrofab, Inc.	Warrant	January 14, 2025	July 21, 2035	Common Stock	311,176	$0.01	$166	$2
	Warrant	January 14, 2025	January 29, 2034	Preferred C-1	392,157	$0.01	254	89	(17)
	Warrant	January 14, 2025	April 11, 2036	Common Stock	161,006	$0.01	64	1
	Warrant	January 14, 2025	July 21, 2035	Preferred C-1	311,177	$0.01	166	70	(17)
	Warrant	January 14, 2025	April 11, 2036	Preferred C-1	161,007	$0.01	64	36	(17)
	Warrant	January 14, 2025	January 14, 2035	Preferred C-1	247,173	$0.01	151	56	(17)
Total Macrofab, Inc.							865	254

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	43,636	$1.99	$69	$29	(9)

Sub-Total: Supply Chain Technology (0.0%)*							$934	$283

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$—	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Class A Common	6,211	$64.42	$35	$—	(13)
	Warrant	February 23, 2022	February 23, 2027	Class A Common	486	$64.42	3	—	(13)
	Warrant	March 16, 2022	March 16, 2027	Class A Common	583	$64.42	3	—	(13)
	Warrant	April 18, 2022	April 18, 2027	Class A Common	5,336	$64.42	7	—	(13)
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock	1,224,752	$0.22	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Uveye, Inc.	Warrant	December 26, 2024	December 26, 2034	Ordinary	476,031	$4.38	$539	$459

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,271	$4.34	$95	$39

Sub-Total: Transportation Technology (0.1%)*							$1,260	$498

Total: Warrant Investments- United States (6.6%)*							$43,477	$61,143

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Canada

Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025	June 10, 2035	Class B Common Stock	2,210,342	$0.81	$1,236	$1,288	(10)(19)

Sub-Total: Space Technology (0.1%)*							$1,236	$1,288

Total: Warrant Investments- Canada (0.1%)*							$1,236	$1,288

Warrant Investments- Europe

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Ordinary	11,771	€149.02	$130	$403	(10)(17)

Sub-Total: Industrials (0.0%)*							$130	$403

Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Ordinary	7,680	€0.01	$124	$114	(10)(19)

Sub-Total: Industrials (0.0%)*							$124	$114

Other Healthcare Services
Zandivio PLC	Warrant	October 29, 2024	October 29, 2034	Common Stock	132,042	€0.01	$771	$711	(10)(19)

Sub-Total: Other Healthcare Services (0.1%)*							$771	$711

Space Technology
All.Space Networks, Limited.	Warrant	August 19, 2022	August 19, 2032	Common Stock	71,203	$21.79	$113	$—	(10)
	Warrant	August 22, 2024	August 22, 2034	Common Stock	20,769	$8.90	1	1	(10)
Total All.Space Networks, Limited.							114	1

Sub-Total: Space Technology (0.0%)*							$114	$1

Total: Warrant Investments- Europe (0.1%)*							$1,139	$1,229

Total: Warrant Investments- (6.9%)*							$45,852	$63,660

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Artificial Intelligence & Automation
Cabernet AI, Inc.	Equity	February 27, 2025	$500	SAFE Note	$500	$500

Sub-Total: Artificial Intelligence & Automation (0.1%)*					$500	$500

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6	$500	$560	(17)

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(22)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	239	(16)(22)
Total Vertical Communications, Inc.					3,966	239

viaPhoton Inc.	Equity	May 23, 2024	$740	SAFE Note	$370	$370

Sub-Total: Connectivity (0.1%)*					$4,836	$1,169

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$351	$—	(17)(22)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	—	(17)(22)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	—	(22)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	—	(17)(22)
Total Project Frog, Inc.					4,621	—

Sub-Total: Construction Technology (0.0%)*					$4,621	$—

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$481	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Common Stock	$500	$—

Rinse, Inc.	Equity	December 30, 2024	290,242	Preferred Series D	$500	$517	(17)

Sub-Total: Consumer Products & Services (0.1%)*					$1,500	$998

Finance and Insurance
Busbot, Inc.	Equity	October 18, 2024	539,490	Preferred Series B-1	$500	$287	(10)(12)(17)(21)

Centivo Corporation	Equity	December 20, 2024	128,393	Preferred Series B-1	$375	$320	(9)(17)(19)

Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Empower Financial, Inc.	Equity	May 16, 2024	2,810,235	Preferred Series C	$20,000	$21,974	(17)
	Equity	May 15, 2024	300,285	Common Stock	4,023	1,585
Total Empower Financial, Inc.					24,023	23,559

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D-1	$500	$543	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$492	(10)(12)(17)(21)

Sub-Total: Finance and Insurance (2.7%)*					$26,288	$25,201

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	7,595	Common Stock	$500	$—

Athletic Brewing Company, LLC	Equity	August 1, 2024	1,214	Preferred Class B	$283	$279	(9)(17)(19)

Sub-Total: Food and Agriculture Technologies (0.0%)*					$783	$279

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	11,140	Preferred Series D-1	$325	$328	(9)(17)(19)

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$3,422	(11)(17)(22)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,770	(11)(17)(22)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	9,037	(11)(17)(22)
Total Edeniq, Inc.					—	14,229

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$303	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$251	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series E-1D	$334	$386	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series E-1D1	405	383	(9)(17)
	Equity	February 7, 2025	2,054	Preferred Series E-1	328	329	(9)(17)
Total RTS Holding, Inc.					1,067	1,098

Sub-Total: Green Technology (1.8%)*					$2,392	$16,209

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B-1	$300	$300	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$170	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	111	(17)
Total Emerald Cloud Lab, Inc.					629	281

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$43	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(22)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(22)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(22)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-Total: Healthcare Technology (0.1%)*					$8,149	$624

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—

Sub-Total: Human Resource Technology (0.0%)*					$500	$—

Industrials
Digilens, Inc.	Equity	July 29, 2023	21,730	Preferred Series A-1	$13	$19	(17)
	Equity	September 18, 2024	9,498	Preferred Series A-1	8	8	(17)
	Equity	January 12, 2024	12,205	Preferred Series A-1	7	11	(17)
	Equity	March 24, 2025	4,489	Preferred Series A-1	4	4	(17)
	Equity	October 10, 2023	6,332	Preferred Series A-1	4	5	(17)
	Equity	May 6, 2024	4,117	Preferred Series A-1	4	4	(17)
	Equity	June 9, 2024	2,617	Preferred Series A-1	2	2	(17)
	Equity	May 20, 2024	126,641	Preferred Series A-1	110	109	(17)
	Equity	March 26, 2025	73,873	Preferred Series A-1	65	64	(17)
Total Digilens, Inc.					217	226

Sub-Total: Industrials (0.0%)*					$217	$226

Multi-Sector Holdings
AZ-VC Fund I, LLC	Equity	June 30, 2022	—	Preferred	$570	$570	(7)(10)(17)

Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Preferred	$5,522	$5,768	(7)(10)(17)(22)

EPT 16 LLC	Equity	June 28, 2024	—	Preferred	$9,215	$9,861	(7)(10)(17)(22)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	—	Preferred	$1	$8,707	(17)(22)

Sub-Total: Multi-Sector Holdings (2.7%)*					$15,308	$24,906

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$501	$—	(22)
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	4	(17)(22)
	Equity	September 16, 2024	97,866,510	Preferred Series BB	2,500	863	(17)(22)
	Equity	September 7, 2023	3,409,997	Preferred Series AA-1	—	1	(17)(22)
Total Knockaway Inc.					3,251	868

Orchard Technologies, Inc.	Equity	August 6, 2021	2,938	Preferred Series 2	$29	$—	(17)
	Equity	March 16, 2023	97,060	Preferred Series 1	971	52	(17)
	Equity	January 24, 2025	3,009	Preferred Series 1	1	2	(17)
	Equity	January 24, 2025	10,900	SAFE Note	5	5
Total Orchard Technologies, Inc.					1,006	59

Maxwell Financial Labs, Inc	Equity	January 22, 2021	84,998	Preferred Series B	$313	$27	(17)
	Equity	May 10, 2024	229,972	Preferred Series B-1	365	113	(17)
	Equity	October 2, 2024	32,839	Preferred Series B-2	121	91	(17)
	Equity	October 2, 2024	17,804	Common Stock	66	1
Total Maxwell Financial Labs, Inc					865	232

Sub-Total: Real Estate Technology (0.1%)*					$5,122	$1,159

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$590	(9)(17)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$656	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$235	(9)(17)

Sub-total: SaaS (0.2%)*					$1,325	$1,481

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Series C Prime Preferred	$300	$142	(9)(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	609	(9)(17)
Total Astranis Space Technology Corporation					900	751

Axiom Space, Inc.	Equity	January 18, 2023	3,624	Preferred Series C-1	$521	$409	(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4	$500	$458	(17)
	Equity	December 11, 2023	31,831	Preferred B-1	300	274	(9)(17)
Total Hadrian Automation, Inc.					800	732

Impulse Space, Inc.	Equity	August 30, 2024	23,240	Preferred Series B	$325	$656	(9)(17)(19)
	Equity	May 9, 2025	8,503	Preferred Series C	325	330	(9)(17)(19)
Total Impulse Space, Inc.					650	986

Sub-total: Space Technology (0.3%)*					$2,871	$2,878

Supply Chain Technology
Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred C-1	$500	$58	(17)

Sub-total: Supply Chain Technology (0.0%)*					$500	$58

Transportation Technology
Get Spiffy, Inc.	Equity	April 14, 2025	16,024,208	Preferred Series A-2	$31	$58	(9)(17)

NextCar Holding Company, Inc.	Equity	April 18, 2023	2,688,971	Preferred Series A-6	$—	$—	(17)

Sub-total: Transportation Technology (0.0%)*					$31	$58

Total: Equity Investments- United States (8.2%)*					$74,943	$75,746

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	6,126	Preferred Series A-1	$3,049	$384	(10)(17)(22)
	Equity	July 24, 2024	50,000	Preferred Series A-1	1,370	3,140	(10)(17)(22)
Total Nexii, Inc.					4,419	3,524

Sub-Total: Construction Technology (0.4%)*					$4,419	$3,524

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Series 2 Seed	$660	$977	(10)(22)

Sub-total: Supply Chain Technology (0.1%)*					$660	$977

Total: Equity Investments- Canada (0.5%)*					$5,079	$4,501

Total: Equity Investments (8.7%)*					$80,022	$80,247

Total Investment in Securities (214.2%)*					$2,000,938	$1,978,330

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$2,026	$2,026
Other cash accounts					24,225	24,225
Cash and Cash Equivalents (2.8%)*					26,251	26,251

Total Portfolio Investments and Cash and Cash Equivalents (217.0%) of net assets)					$2,027,189	$2,004,581

			Notional Amount		Notional Amount
Foreign Currency Forward Contracts	Settlement Date	Counterparty	to be Sold	Transaction	to be Purchased	Fair Value
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD 26,762	Sold	$19,584	$(317)
Total Foreign Currency Forward (0.0%)*					$19,584	$(317)

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of June 30, 2025, Trinity Capital Inc. (the "Company") had eight foreign domiciled portfolio companies, four of which are based in Canada and four of which are based in Europe. In total, these foreign domiciled portfolio investments represent 13.8% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of June 30, 2025, the U.S. Prime Rate (“Prime”) was 7.50%, the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 4.32%, the SOFR 3-Month Term Rate was 4.28%, and the Canadian Overnight Repo Rate Average (“CORRA”) 3-Month Term rate was 2.68%.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 17.7% of the Company’s total assets as of June 30, 2025. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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
(18)
Investment is on non-accrual status as of June 30, 2025 and is therefore considered non-income producing.
(19)
EPT 16 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(20)
Investment has an unfunded commitment as of June 30, 2025 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(21)
Borrower is a wholly owned, special purpose vehicle subsidiary of named portfolio company.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2025

(In thousands, except share and per share data)

(Unaudited)

(22)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of June 30, 2025, along with transactions during the six months ended June 30, 2025 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2024	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	June 30, 2025	Dividend Income
For the Six Months Ended June 30, 2025
Control Investments
Edeniq, Inc.	$18,105	$—	$—	$—	$8,285	$26,390	$—
Project Frog, Inc.	44	—	—	—	(44)	—	—
Vertical Communications, Inc.	16,608	1,560	(1,313)	—	(849)	16,006	801
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	31
Knockaway, Inc.	49,141	26,087	(5,000)	—	(3,335)	66,893	3,926
Trinity Capital Adviser, LLC	4,851	—	—	—	3,856	8,707	—
Total Control Investments	$89,249	$27,647	$(6,313)	$—	$7,913	$118,496	$4,758

Affiliate Investments
EPT 16 LLC	$9,215	$—	$—	$—	$646	$9,861	$—
GoFor Delivers, Inc.	6,441	21	—	—	353	6,816	381
Nexii, Inc.	3,997	—	—	—	(99)	3,898	18
Senior Credit Corp 2022 LLC	19,071	—	—	—	(418)	18,653	1,851
Total Affiliate Investments	$38,724	$21	$—	$—	$482	$39,227	$2,250

Total Control and Affiliate Investments	$127,973	$27,668	$(6,313)	$—	$8,395	$157,723	$7,008

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”) and TrinCap Funding, LLC (“TCF”). TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a credit agreement with Credit Suisse AG (the “Credit Suisse Credit Facility”) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a credit agreement with KeyBank National Association (“KeyBank”) (such credit facility, as amended, the “KeyBank Credit Facility”). TF1 and TCF are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1 or TCF are not available to creditors of the Company or any other entity other than TF1’s or TCF’s respective lenders. TF1 and TCF are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

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

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of June 30, 2025 and December 31, 2024, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Given the nature of lending to venture capital-backed growth-oriented companies, 99.2%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of June 30, 2025 and December 31, 2024, cash and cash equivalents consisted of $26.3 million and $9.6 million, respectively, of which $2.0 million and $3.8 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund with a yield between 3% - 6%. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2025 and December 31, 2024, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right-of-use assets, prepaid expenses, deferred offering costs, unsettled receivables, and security deposits for operating leases.

Foreign Currency Transactions

The accounting records of the Company are maintained in U.S. dollars. Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company includes net realized gains (losses) and net change in unrealized appreciation (depreciation) on investments held resulting from foreign exchange rate fluctuations in foreign currency and other transactions in its Consolidated Statements of Operations, if any.

Foreign securities and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivative Instruments

The Company's derivative instruments include foreign currency forward contracts. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments in the Consolidated Statements of Operations. Realized gains and losses of the derivative instruments are included in net realized gains (losses) on non-control/non-affiliate investments in the Consolidated Statements of Operations. The net cash flows realized on settlement of derivatives are included in realized (gain) loss in the Consolidated Statements of Cash Flows.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $1.5 million and $3.0 million in PIK interest income during the three and six months ended June 30, 2025, respectively, and $1.5 million and $5.5 million in PIK interest income during the three and six months ended June 30, 2024, respectively.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During the three and six months ended June 30, 2025, the Company recorded $0.5 million and $1.3 million in dividend income, respectively. During the three and six months ended June 30, 2024, the Company recorded $0.3 million and $0.5 million in dividend income, respectively.

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

As of June 30, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $47.8 million, and a total fair value of approximately $15.6 million, or 0.9%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of June 30, 2025 and December 31, 2024. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$302,840	15.0%	$307,007	15.6%	$319,278	18.1%	$322,735	18.7%
Other Healthcare Services	217,882	10.9%	219,376	11.1%	142,430	8.1%	143,186	8.3%
Medical Devices	210,194	10.5%	212,582	10.7%	170,923	9.7%	172,395	10.0%
SaaS	193,961	9.7%	197,922	10.0%	144,896	8.2%	146,778	8.5%
Space Technology	170,470	8.5%	170,336	8.6%	141,163	8.0%	142,034	8.2%
Real Estate Technology	142,288	7.1%	130,180	6.6%	101,825	5.8%	93,587	5.4%
Green Technology	108,940	5.4%	129,048	6.5%	146,851	8.3%	158,852	9.2%
Artificial Intelligence & Automation	100,077	5.0%	100,799	5.1%	83,505	4.7%	84,448	4.9%
Healthcare Technology	91,790	4.6%	82,057	4.1%	78,381	4.5%	71,853	4.2%
Marketing, Media, and Entertainment	75,248	3.8%	74,992	3.8%	38,749	2.2%	38,479	2.2%
Biotechnology	57,238	2.9%	58,474	3.0%	56,547	3.2%	57,836	3.4%
Connectivity	58,376	2.9%	56,671	2.9%	36,099	2.1%	35,249	2.0%
Transportation Technology	74,154	3.7%	51,760	2.6%	62,735	3.6%	41,547	2.4%
Consumer Products & Services	38,579	1.9%	39,556	2.0%	56,210	3.2%	54,607	3.2%
Multi-Sector Holdings (1)	28,193	1.4%	37,791	1.9%	27,623	1.6%	33,137	1.9%
Education Technology	33,387	1.7%	28,346	1.4%	33,275	1.9%	29,740	1.7%
Supply Chain Technology	30,182	1.5%	27,839	1.4%	29,765	1.7%	28,535	1.7%
Human Resource Technology	35,126	1.8%	27,729	1.4%	33,421	1.9%	28,891	1.7%
Food and Agriculture Technologies	19,448	1.0%	18,705	0.9%	31,824	1.8%	24,469	1.4%
Construction Technology	9,443	0.5%	3,898	0.2%	9,443	0.5%	4,042	0.2%
Industrials	3,122	0.2%	3,262	0.2%	11,772	0.7%	9,677	0.6%
Digital Assets Technology and Services	—	—	—	—	3,511	0.2%	3,493	0.2%
Total	$2,000,938	100.0%	$1,978,330	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC, EPT 16 LLC and AZ-VC Fund I, LLC. These entities invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$566,022	28.2%	$577,765	29.0%	$543,501	30.7%	$543,102	31.5%
Northeast	485,907	24.3%	476,378	24.1%	494,131	28.1%	475,944	27.6%
South	205,142	10.3%	203,877	10.3%	162,180	9.2%	164,654	9.5%
Southeast	209,915	10.5%	200,318	10.1%	184,636	10.5%	180,002	10.4%
Mountain	198,131	9.9%	182,034	9.2%	191,244	10.9%	180,644	10.5%
Midwest	181,279	9.1%	173,461	8.8%	104,074	5.9%	96,193	5.6%
Multi-Sector Holdings (1)	27,623	1.4%	37,221	1.9%	27,623	1.6%	33,137	1.9%
International:
Western Europe	67,456	3.3%	68,539	3.6%	41,366	2.4%	41,455	2.4%
Canada	59,463	3.0%	58,737	3.0%	11,471	0.7%	10,439	0.6%
Total	$2,000,938	100.0%	$1,978,330	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

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

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,528,241	76.4%	$1,491,803	75.4%	$1,322,999	75.1%	$1,286,668	74.5%
Equipment Financings	346,823	17.3%	342,620	17.3%	317,962	18.1%	315,463	18.3%
Equity	80,022	4.0%	80,247	4.1%	78,585	4.5%	71,985	4.2%
Warrants	45,852	2.3%	63,660	3.2%	40,680	2.3%	51,454	3.0%
Total	$2,000,938	100.0%	$1,978,330	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

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

Derivative Instruments

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of June 30, 2025 and December 31, 2024:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2025	December 31, 2024
Foreign currency forward contract	Accounts payable, accrued expenses and other liabilities	$(317)	—
Total		$(317)	$—

Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and six months ended June 30, 2025 and 2024 are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Derivative Instrument	Statement Location	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign currency forward contract	Net change in unrealized appreciation/(depreciation) from investments	$(317)	$—	$(317)	$—
Total		$(317)	$—	$(317)	$—

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of June 30, 2025 and December 31, 2024, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2025 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$1,491,803	$—	$1,491,803
Equipment Financings	—	—	342,620	—	342,620
Warrants	—	—	63,660	—	63,660
Equity	—	—	64,048	16,199	80,247
Total Investments at fair value	—	—	1,962,131	16,199	1,978,330
Cash and cash equivalents	26,251	—	—	—	26,251
Derivative Instruments	—	(317)	—	—	(317)
Total Investments including cash and cash equivalents and derivative instruments	$26,251	$(317)	$1,962,131	$16,199	$2,004,264

(1)
In accordance with ASC 820, the Company's equity investments in Senior Credit Corp 2022 LLC, EPT 16 LLC and AZ-VC Fund I, LLC are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$1,286,668	$—	$1,286,668
Equipment Financings	—	—	315,463	—	315,463
Warrants	—	—	51,454	—	51,454
Equity	—	—	56,584	15,401	71,985
Total Investments at fair value	—	—	1,710,169	15,401	1,725,570
Cash and cash equivalents	9,627	—	—	—	9,627
Total Investments including cash and cash equivalents	$9,627	$—	$1,710,169	$15,401	$1,735,197

(1)
In accordance with ASC 820, the Company's equity investments in Senior Credit Corp 2022 LLC and EPT 16 LLC are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of June 30, 2025.

	Fair Value as of
	June 30, 2025	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,370,192	Discounted Cash Flows	Hypothetical Market Yield	3.6% - 38.1%	15.8%

	434,409	Cost approximates fair value (6)	n/a	n/a	n/a

	16,937	Scenario Analysis	Probability Weighting of Alternative Outcomes	5.0% - 90.0%	n/a

Debt investment in the JV	12,885	Enterprise Value (7)	n/a	n/a	n/a

Equity investments	64,048	Market Approach	Revenue Multiple (3)	0.3x - 29.6x	2.8	x
			Volatility (5)	39.5% - 102.8%	54.2%
			Risk-Free Interest Rate	3.7% - 4.1%	3.8%
			Estimated Time to Exit (in years)	0.8 - 3.8	2.3

Warrants	63,660	Market Approach	Revenue Multiple (3)	0.2x - 29.6x	3.5	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	37.7% - 132.5%	59.4%
			Risk-Free Interest Rate	3.7% - 4.1%	3.8%
			Estimated Time to Exit (in years)	0.8 - 4.5	2.4

Total Level 3 Investments	$1,962,131

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
(7)
The Company determined the value of its subordinated note of Senior Credit Corp 2022 LLC based on the total assets less the total liabilities senior to the subordinated notes held at Senior Credit Corp 2022 LLC in an amount not exceeding par under the Enterprise Value technique.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2024.

	Fair Value as of
	December 31, 2024	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,206,947	Discounted Cash Flows	Hypothetical Market Yield	9.6% - 56.3%	16.3%

	369,600	Cost approximates fair value (6)	n/a	n/a	n/a

	12,699	Scenario Analysis	Probability Weighting of Alternative Outcomes	1.0% - 100.0%	n/a

Debt investment in the JV	12,885	Enterprise Value (7)	n/a	n/a	n/a

Equity investments	56,584	Market Approach	Revenue Multiple (3)	0.5x - 34.9x	3.4	x
			Volatility (5)	40.1% - 118.8%	55.4%
			Risk-Free Interest Rate	4.2% - 4.3%	4.3%
			Estimated Time to Exit (in years)	1.0 - 4.5	2.8

Warrants	51,454	Market Approach	Revenue Multiple (3)	0.2x - 34.9x	4.1	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	35.4% - 127.9%	61.0%
			Risk-Free Interest Rate	4.2% - 4.4%	4.3%
			Estimated Time to Exit (in years)	0.7 - 5.0	2.4

Total Level 3 Investments	$1,710,169

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the six months ended June 30, 2025 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$1,602,131	$56,584	$51,454	$1,710,169
Purchases, net of deferred fees	569,505	1,468	8,278	579,251
Non-cash conversions (1)	—	69	(69)	—
Proceeds from sales and paydowns	(349,517)	(666)	(1,915)	(352,098)
Accretion of OID, EOT, and PIK payments	23,406	—	—	23,406
Net realized gain/(loss)	(9,292)	(3)	(908)	(10,203)
Net change in unrealized appreciation/(depreciation)	(1,810)	6,596	6,820	11,606
Fair Value as of June 30, 2025	$1,834,423	$64,048	$63,660	$1,962,131

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of June 30, 2025	$(12,849)	$6,596	$5,517	$(736)

(1)
The non-cash conversion includes an exercise of a warrant to an equity position.
(2)
During the six months ended June 30, 2025, there were no transfers into or out of Level 3.

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

Fair Value of Financial Instruments Carried at Cost

As of June 30, 2025 and December 31, 2024, the carrying value of the KeyBank Credit Facility was approximately $483.0 million and $113.0 million, respectively. The carrying value of the KeyBank Credit Facility as of June 30, 2025 and December 31, 2024 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2025 and December 31, 2024, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $124.3 million and $124.1 million, respectively, net of unamortized deferred financing costs and discount of $0.7 million and $1.0 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of June 30, 2025, and December 31, 2024, was approximately $115.8 million and $114.1 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2025, and December 31, 2024, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.5 million and $74.3 million, respectively, net of unamortized deferred financing fees of $0.5 million and $0.7 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of June 30, 2025 and December 31, 2024 was approximately $69.7 million and $68.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2025 and December 31, 2024, the carrying value of the Company's 7.875% Notes due March 2029 (the “March 2029 Notes”) was approximately $113.9 million and $112.1 million, respectively, net of unamortized deferred financing fees of $2.7 million and $2.9 million, respectively. The March 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of June 30, 2025 and December 31, 2024 was approximately $117.2 million and $116.2 million, respectively, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”.

As of June 30, 2025 and December 31, 2024, the carrying value of the Company's 7.875% Notes due September 2029 (the “September 2029 Notes”) was approximately $116.0 million and $111.6 million, respectively, net of unamortized deferred financing fees of $3.2 million and $3.4 million, respectively. The September 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's September 2029 Notes as of June 30, 2025 and December 31, 2024 was approximately $120.2 million and $118.0 million, respectively, based on the market closing price of the September 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINI”.

As of June 30, 2025 and December 31, 2024, the carrying value of the Series A Senior Notes (the “Series A Notes”) was approximately $141.1 million and $140.9 million, respectively, net of unamortized deferred financing costs and discount of $1.4 million and $1.7 million, respectively. The Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Series A Notes as of June 30, 2025 and December 31, 2024 was approximately $143.0 million and $142.5 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

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

During the three months ended June 30, 2025, the Company borrowed $329.2 million and made repayments of $238.2 million under the KeyBank Credit Facility. During the six months ended June 30, 2025, the Company borrowed $727.2 million and made repayments of $357.2 million under the KeyBank Credit Facility.

The Company incurred approximately $9.0 million of initial and additional financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of June 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the KeyBank Credit Facility were $5.9 million and $6.6 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had a borrowing availability of approximately $117.0 million and $487.0 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest expense	$7,472	$4,508	$13,600	$9,351
Amortization of deferred financing costs	384	215	770	420
Total interest and amortization of deferred financing costs	$7,856	$4,723	$14,370	$9,771

Weighted average effective interest rate	7.8%	9.4%	8.1%	9.3%
Weighted average outstanding balance	$402,755	$200,452	$354,294	$210,769

Unsecured Notes

As of June 30, 2025 and December 31, 2024, the Company had the following outstanding Unsecured Notes (dollars in thousands):

	June 30, 2025	December 31, 2024
Series A Notes, net of $1,409 and $1,650, respectively, of unamortized deferred financing costs	$141,091	$140,850
August 2026 Notes, net of $661 and $950, respectively, of unamortized deferred financing costs	124,339	124,050
September 2029 Notes, net of $3,221 and $3,433, respectively, of unamortized deferred financing costs	115,973	111,567
March 2029 Notes, net of $2,690 and $2,879, respectively, of unamortized deferred financing costs	113,947	112,121
December 2026 Notes, net of $542 and $729, respectively, of unamortized deferred financing costs	74,458	74,271
2025 Notes, net of $0 and $81, respectively, of unamortized deferred financing costs	—	152,419
Convertible Notes, net of $0 and $605, respectively, of unamortized deferred financing costs and discount	—	49,395
Total Unsecured Notes, net of $8,523 and $10,327, respectively, of unamortized deferred financing costs	$569,808	$764,673

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters' discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of June 30, 2025, there were no unamortized deferred financing costs related to the 2025 Notes. As of December 31, 2024, unamortized deferred financing costs related to the 2025 Notes was $0.1 million.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest expense	$—	$2,937	$445	$6,131
Amortization of deferred financing costs	—	483	81	982
Total interest and amortization of deferred financing costs	$—	$3,420	$526	$7,113

Weighted average effective interest rate	—%	8.2%	8.3%	8.1%
Weighted average outstanding balance	$—	$167,665	$12,638	$175,082

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

On February 20, 2025, the holders of the Convertible Notes exercised their right to convert all of the outstanding principal amount of the Convertible Notes, pursuant to the terms of conditions of the Convertible Notes. At its election, the Company paid $66.2 million in cash to satisfy in full its obligation to pay the principal amount of the Convertible Notes and any accrued interest, such settlement amount being determined based on the then existing conversion rate of 81.6439 per $1,000 principal amount of the Convertible Notes. The net amount of the carrying value of the Convertible Notes and cash paid of $15.8 million was recorded in Paid-In Capital in Excess of Par Value on the Consolidated Statements of Assets and Liabilities, and as such, no realized gain/loss was recorded. As of June 30, 2025, the Convertible Notes are no longer outstanding.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal amount of debt	$—	$50,000
Unamortized debt financing cost	—	(356)
Original issue discount, net of accretion	—	(249)
Carrying value of Convertible Notes	$—	$49,395

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest expense	$—	$750	$417	$1,500
Amortization of deferred financing costs and original issue discount	—	160	89	325
Total interest and amortization of deferred financing costs and original issue discount	$—	$910	$506	$1,825

Weighted average effective interest rate	—%	7.3%	7.2%	7.3%
Weighted average outstanding balance	$—	$50,000	$14,088	$50,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of June 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the August 2026 Notes were $0.7 million and $1.0 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest expense	$1,367	$1,367	$2,734	$2,734
Amortization of deferred financing costs	144	144	288	288
Total interest and amortization of deferred financing costs	$1,511	$1,511	$3,022	$3,022

Weighted average effective interest rate	4.8%	4.8%	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000	$125,000	$125,000

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of June 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the December 2026 Notes were $0.5 million and $0.7 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest expense	$797	$797	$1,594	$1,594
Amortization of deferred financing costs	99	93	192	192
Total interest and amortization of deferred financing costs	$896	$890	$1,786	$1,786

Weighted average effective interest rate	4.8%	4.7%	4.8%	4.8%
Weighted average outstanding balance	$75,000	$75,000	$75,000	$75,000

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

The March 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINZ” on April 1, 2024.

On February 10, 2025, the Company entered into an open market sale agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), as sales agent and/or principal thereunder. Under the Sales Agreement, the Company may, but has no obligation to, issue and sell, from time to time, up to $100,000,000 aggregate principal amount of the March 2029 Notes (the “ATM March 2029 Notes”) through the Sales Agent or to the Sale Agent, as principal for its own account. The ATM March 2029 Notes are treated as a single series with the existing March 2029 Notes and have the same terms as the existing March 2029 Notes (other than the issue date and issue price). The March 2029 Notes have the same CUSIP number and are fungible and ranked equally. Any ATM March 2029 Notes issued in the future will be issued pursuant to the March 2029 Notes Indenture.

During the three months ended June 30, 2025, the Company issued and sold $1.4 million in aggregate principal amount of its ATM March 2029 Notes and raised $1.4 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agent on notes sold under the Sales Agreement. During the six months ended June 30, 2025, the Company issued and sold $1.6 million in aggregate principal amount of its ATM March 2029 Notes and raised $1.6 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agent on notes sold under the Sales Agreement.

The components of the carrying value of the March 2029 Notes were as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal amount of debt	$116,637	$115,000
Unamortized deferred financing cost	(2,704)	(2,879)
Issuance premium and/or (discount), net of accretion	14	—
Carrying value of March 2029 Notes	$113,947	$112,121

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.6 million, which were capitalized and deferred.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest expense	$2,271	$2,264	$4,535	$2,340
Amortization of deferred financing costs	179	167	352	172
Total interest and amortization of deferred financing costs	$2,450	$2,431	$4,887	$2,512

Weighted average effective interest rate	8.4%	8.5%	8.5%	8.5%
Weighted average outstanding balance	$115,987	$115,000	$115,508	$59,396

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

The September 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINI” on July 22, 2024.

On February 10, 2025, the Company entered into the Sales Agreement with the Sales Agent. Under the Sales Agreement, the Company may, but has no obligation to, issue and sell, from time to time, up to $100,000,000 aggregate principal amount of the September 2029 Notes (the “ATM September 2029 Notes”) through the Sales Agent or to the Sale Agent, as principal for its own account. The ATM September 2029 Notes are treated as a single series with the existing September 2029 Notes and have the same terms as the existing September 2029 Notes (other than the issue date and issue price). The September 2029 Notes have the same CUSIP number and are fungible and ranked equally. Any ATM September 2029 Notes issued in the future will be issued pursuant to the September 2029 Notes Indenture.

During the three months ended June 30, 2025, the Company issued and sold $0.8 million in aggregate principal amount of its ATM March 2029 Notes and raised $0.8 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agent on notes sold under the Sales Agreement. During the six months ended June 30, 2025, the Company issued and sold $4.2 million in aggregate principal amount of its ATM September 2029 Notes and raised $4.2 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agent on notes sold under the Sales Agreement.

The components of the carrying value of the September 2029 Notes were as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal amount of debt	$119,194	$115,000
Unamortized deferred financing cost	(3,257)	(3,433)
Issuance premium and/or (discount), net of accretion	36	—
Carrying value of September 2029 Notes	$115,973	$111,567

Aggregate offering costs in connection with the September 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $4.0 million, which were capitalized and deferred.

The components of interest expense and related fees for the September 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest expense	$2,321	$—	$4,586	$—
Amortization of deferred financing costs	189	—	373	—
Total interest and amortization of deferred financing costs	$2,510	$—	$4,959	$—

Weighted average effective interest rate	8.4%	—%	8.5%	—%
Weighted average outstanding balance	$119,010	$—	$117,140	$—

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

Aggregate offering costs in connection with the Series A Notes issuance, including the underwriters’ discount and commissions, were approximately $1.7 million, which were capitalized and deferred. As of June 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the Series A Notes were $1.4 million and $1.7 million, respectively.

The components of interest expense and related fees for the Series A Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest expense	$2,701	$—	$5,403	$—
Amortization of deferred financing costs	120	—	241	—
Total interest and amortization of deferred financing costs	$2,821	$—	$5,644	$—

Weighted average effective interest rate	7.9%	—%	7.9%	—%
Weighted average outstanding balance	$142,500	$—	$142,500	$—

As of June 30, 2025, the Company was in compliance with the terms of the KeyBank Credit Agreement, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture and the Note Purchase Agreement. As of December 31, 2024, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the Convertible Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture and the Note Purchase Agreement.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2025 and December 31, 2024 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of June 30, 2025 and December 31, 2024 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

The Company has entered into a capital commitment with the JV and EPT 16 in the amount of $21.4 million and $10.0 million, respectively. As of June 30, 2025, the Company had unfunded commitments of $3.0 million and $0.8 million for the JV and EPT 16, respectively. As of June 30, 2025, the Company had aggregate unfunded commitments of $51.6 million to six portfolio companies. As of December 31, 2024, the Company had unfunded commitments of $3.0 million and $0.8 million for the JV and EPT 16, respectively. As of December 31, 2024, the Company had aggregate unfunded commitments of $31.2 million to two portfolio companies. The Company did not have any other off-balance sheet financings or liabilities as of June 30, 2025 or December 31, 2024.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company classified the leases for its headquarters and other administrative office spaces as operating leases.

The total lease expense incurred for the three and six months ended June 30, 2025 was $0.4 million and $0.8 million, respectively, and for the three and six months ended June 30, 2024 was approximately $0.3 million and $0.6 million, respectively. As of June 30, 2025 and December 31, 2024, the right of use assets related to the office operating leases were $5.2 million and $5.4 million, respectively, and the lease liabilities were $5.5 million and $5.7 million, respectively.

As of June 30, 2025 and December 31, 2024, the weighted-average discount rate determined for the operating lease liabilities was 8.49% and 8.53%, respectively. As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease term for the operating leases was 5.6 years and 6.1 years, respectively.

The following table shows future minimum payments under the Company’s operating leases as of June 30, 2025 (in thousands):

For the Years Ended December 31,	Total
2025	$718
2026	1,144
2027	1,066
2028	1,051
2029	1,080
Thereafter	1,565
Total	$6,624

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2025, there were no material legal matters or material litigation pending of which the Company is aware.

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

During the three months ended June 30, 2025, the Company issued and sold 5,717,121 shares of its common stock at a weighted-average price of $14.43 per share and raised $81.5 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program. During the six months ended June 30, 2025, the Company issued and sold 7,694,584 shares of its common stock at a weighted-average price of $14.73 per share and raised $112.0 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

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

The Company did not repurchase shares of its outstanding common stock during the three and six months ended June 30, 2025 or during the year ended December 31, 2024.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended June 30, 2025, the Company issued 21,072 shares of common stock for a total of approximately $0.3 million under the DRIP. During the six months ended June 30, 2025, the Company issued 41,421 shares of common stock for a total of approximately $0.6 million under the DRIP.

During the year ended December 31, 2024, the Company issued 90,245 shares of common stock for a total of approximately $1.3 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
			Total	$9.72

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2025 and 2024 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2025	Grant Date Fair Value	June 30, 2024	Grant Date Fair Value
Unvested as of Beginning of Period	1,993,459	$14.53	1,326,891	$14.56
Shares Granted	319,956	15.83	753,051	14.80
Shares Vested and Forfeited	(428,706)	14.84	(427,979)	14.57
Unvested as of Ending of Period	1,884,709	$14.68	1,651,963	$14.67

Fair Value of Granted Stock	$5,065		$11,145
Compensation Cost Recognized	$5,596		$5,242

As of June 30, 2025, there was approximately $25.7 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2024, there was approximately $26.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 3.0 years. Shares vested and forfeited primarily relate to shares acquired of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

The $15.83 exercise price of the Option Awards was calculated based on the closing stock price on the Option Awards Grant Date. As of June 30, 2025, there were no Option Awards exercised as time-based and market-based vesting conditions have not been met.

During the three and six months ended June 30, 2025, there was $0.1 million and $0.1 million, respectively, of total compensation costs related to the Option Awards. As of June 30, 2025, there was approximately $1.6 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 3.7 years. The fair value of the Option Awards as of June 30, 2025 was approximately $1.7 million.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Reports on Form 8-K, filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2025 and 2024 (dollars in thousands).

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2025	Grant Date Fair Value	June 30, 2024	Grant Date Fair Value
Unvested as of Beginning of Period,	13,340	$14.99	15,196	$13.16
Shares Granted	13,772	14.52	13,340	14.99
Shares Vested and Forfeited	(13,340)	14.99	(15,196)	13.16
Unvested as of Ending of Period,	13,772	$14.52	13,340	$14.99

Fair Value of Granted Stock	$200		$200
Compensation Cost Recognized	$99		$101

As of June 30, 2025, there was less than $0.2 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a twelve-month period. As of December 31, 2024, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings per common share - basic
Numerator for basic earnings per share	$41,414	$30,828	$68,499	$45,337
Denominator for basic weighted average shares	65,911,570	50,161,680	64,242,822	48,455,033
Earnings/(Loss) per common share - basic	$0.63	$0.61	$1.07	$0.94
Earnings per common share - diluted
Numerator for increase in net assets per share	41,414	30,828	68,499	45,337
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	910	—	1,825
Numerator for diluted earnings per share	41,414	31,738	68,499	47,162
Denominator for basic weighted average shares	65,911,570	50,161,680	64,242,822	48,455,033
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	3,902,715	—	3,902,715
Denominator for diluted weighted average shares	65,911,570	54,064,395	64,242,822	52,357,748
Earnings/(Loss) per common share - diluted	$0.63	$0.59	$1.07	$0.90

Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using (i) the treasury stock method for Option Awards that assumes shares were exercised at the beginning of the reporting period (or at time of issuance, if later) and is intended to show the dilution effect to common stockholders and (ii) the if-converted method for the Convertible Notes that assumes the conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. During the three and six months ended June 30, 2025, the market-based conditions for the Option Awards were not met and the Convertible Notes were converted in full and are no longer outstanding, as such, both were not considered in the calculation of diluted EPS. During the three and six months ended June 30, 2024, the adjustments for diluted EPS included additional effects for the Convertible Notes.

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

For the three and six months ended June 30, 2025, $0.6 million and $1.2 million, respectively, was recorded for U.S. federal excise tax. For the three and six months ended June 30, 2024, $0.6 million and $1.3 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Tax Cost of Investments	$2,003,895	$1,763,183

	June 30, 2025	December 31, 2024
Unrealized appreciation	$80,137	$60,872
Unrealized depreciation	(105,702)	(113,528)
Net change in unrealized appreciation/(depreciation) from investments	$(25,565)	$(52,656)

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Per Share Data: (1)
Net asset value, beginning of period	$13.35	$13.19

Net investment income	1.05	1.07
Net realized and unrealized gains/(losses) on investments (2)	0.02	(0.13)
Net increase/(decrease) in net assets resulting from operations	1.07	0.94

Offering costs	(0.02)	(0.02)
Effect of shares issued and repurchased (3)	(0.11)	0.03
Distributions (4)	(1.02)	(1.02)
Total increase/(decrease) in net assets	(0.08)	(0.07)

Net asset value, end of period	$13.27	$13.12

Shares outstanding, end of period	69,574,146	51,849,429
Weighted average shares outstanding	64,242,822	48,455,033
Total return based on net asset value (5)(9)	7.0%	7.2%
Total return based on market value (6)(9)	4.2%	4.3%

Ratio/Supplemental Data:
Per share market value at end of period	$14.07	$14.14
Net assets, end of period	$923,568	$680,039
Ratio of total expenses to average net assets (10)	16.0%	16.8%
Ratio of net investment income to average net assets (10)	15.9%	16.4%
Ratio of interest and credit facility expenses to average net assets (10)	8.4%	8.2%
Portfolio turnover rate (7)(9)	19.4%	24.7%
Asset coverage ratio (8)	187.0%	188.1%

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
(8)
Based on outstanding debt of $1,061.3 million and $772.2 million as of June 30, 2025 and 2024, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of June 30, 2025, and December 31, 2024, 2023, 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
June 30, 2025 (Unaudited)(5)	$—	—	—	$—
December 31, 2024(5)	—	—	—	—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
June 30, 2025 (Unaudited)	$483,000	1,870	—	$—
December 31, 2024	113,000	1,927	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
June 30, 2025 (Unaudited)(6)	$—	—	—	$—
December 31, 2024	152,500	1,927	—	1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
June 30, 2025 (Unaudited)(7)	$—	—	—	$—
December 31, 2024	50,000	1,927	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
June 30, 2025 (Unaudited)	$125,000	1,870	—	$—
December 31, 2024	125,000	1,927	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
June 30, 2025 (Unaudited)	$75,000	1,870	—	$—
December 31, 2024	75,000	1,927	—	—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2029 Notes
June 30, 2025 (Unaudited)	$116,637	1,870	—	$1,010
December 31, 2024	115,000	1,927	—	1,012
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

September 2029 Notes
June 30, 2025 (Unaudited)	$119,194	1,870	—	$1,012
December 31, 2024	115,000	1,927	—	1,014
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Series A Notes
June 30, 2025 (Unaudited)	$142,500	1,870	—	$—
December 31, 2024	142,500	1,927	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
June 30, 2025 (Unaudited)	$1,061,331	1,870	—	$—
December 31, 2024	888,000	1,927	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the three and six months ended June 30, 2025 and the year ended December 31, 2024, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared.

During the three and six months ended June 30, 2025 and the year ended December 31, 2024, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Senior Credit Corp 2022 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “JV Partner”) on December 5, 2022 to co-manage the JV. The JV invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The Company and the JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in the JV. The JV is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and the JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in the JV’s 8.5% notes and the remaining 30% invested in the JV's preferred equity. As of June 30, 2025, the Company’s and the JV Partner’s ownership of the JV was 12.5% and 87.5%, respectively.

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

As of June 30, 2025, the Company contributed $18.4 million of capital to the JV, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of December 31, 2024, the Company contributed $18.4 million of capital to the JV, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of June 30, 2025 and December 31, 2024, the Company's unfunded commitment of capital to the JV was $3.0 million and $3.0 million, respectively.

As of June 30, 2025 and December 31, 2024, the JV’s total investment portfolio on a fair value basis was $228.5 million and $219.1 million, respectively. During the three and six months ended June 30, 2025, the Company received $17.5 million and $46.6 million, respectively, in net proceeds from the sale of investments to the JV. During the year ended December 31, 2024, the Company received $157.3 million in net proceeds from the sale of investments to the JV.

During the three and six months ended June 30, 2025, the Company earned approximately $0.6 million and $1.3 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company earned approximately $0.8 million and $1.7 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the Company had approximately $0.9 million and $1.1 million, respectively, in unsettled receivables due from the JV that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Company has entered into a resource sharing agreement (“Sharing Agreement”) with the Adviser Sub, through which the Adviser Sub has access to the Company's human capital resources, facilities and systems. Under the terms of Sharing Agreement, the Company allocates the related expenses of such shared resources to the Adviser Sub pro rata based on total assets under management by the Adviser Sub and the Company. The Company's total expenses are net of such expenses allocated to the Adviser Sub of $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively. There were no allocated expenses during the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, there were $3.1 million and $1.8 million, respectively, receivable from the Adviser Sub.

The Adviser Sub has entered into an investment management agreement with EPT 16 and may enter into additional investment management agreements with other Adviser Funds in the future, pursuant to which the Adviser Sub receives management fees and/or incentive fees based on the assets under management and the performance of the Adviser Funds, respectively. With respect to such fee income, the Adviser Sub expects to declare and pay dividend distributions to the Company. During the three and six months ended June 30, 2025 and 2024, no dividend distributions were declared and paid by the Adviser Sub to the Company.

EPT 16 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company and a specialty credit manager (the “Class A Member”) funded a portion of their respective capital commitments on June 28, 2024 to commence the operations of a credit fund, EPT 16. EPT 16 has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. The Company and the Class A Member had capital commitments to EPT 16 in the amount of $10.0 million and $50.0 million, respectively. As of June 30, 2025, the Company's and the Class A Member’s ownership percentages were 16.7% and 83.3%, respectively. EPT 16 has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT 16.

As of June 30, 2025 and December 31, 2024, the Company had contributed $9.2 million of capital to EPT 16. As of June 30, 2025 and December 31, 2024, the Company's unfunded commitment was $0.8 million and $0.8 million, respectively.

As of June 30, 2025 and December 31, 2024, EPT 16’s total investment portfolio on a fair value basis was $82.9 million and $66.9 million, respectively. During the three and six months ended June 30, 2025, the Company received $15.2 million and $21.2 million, respectively, in net proceeds from the sale of investments to the EPT 16. During the year ended December 31, 2024, the Company received $74.7 million in net proceeds from the sale of investments to the EPT 16.

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

Equity ATM Program

For the period from July 1, 2025 to August 4, 2025, the Company issued and sold 717,285 shares of its common stock at a weighted-average price of $14.32 per share and raised $10.2 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

July 2030 Notes

On July 3, 2025, the Company issued and sold $125.0 million in aggregate principal amount of its unsecured 6.750% Notes due 2030 (the “July 2030 Notes”) under its shelf Registration Statement on Form N-2.

The July 2030 Notes were issued pursuant to the Base Indenture and a Seventh Supplemental Indenture, dated as of July 3, 2025, between the Company and the Trustee (together with the Base Indenture, the “July 2030 Notes Indenture”). The July 2030 Notes mature on July 3, 2030, unless repurchased or redeemed in accordance with their terms prior to such date. The July 2030 Notes are redeemable, in whole or in part at the Company’s option at any time prior to June 3, 2030 at par value plus a “make-whole” premium calculated in accordance with terms under the July 2030 Notes Indenture and at par on June 3, 2030 or thereafter.

The July 2030 Notes bear interest at a fixed rate of 6.750% per year payable semi-annually on January 3 and July 3 each year, commencing on January 3, 2026. The July 2030 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

Co-Investment Exemptive Relief Order

On July 8, 2025, the Company and certain of its affiliates were granted an exemptive relief order (the “Order”) from the SEC that permits the Company to enter into certain negotiated co-investment transactions alongside certain of its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of the Company’s participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During three and six months ended June 30, 2025, the Company recorded $0.5 million and $1.3 million, respectively, in dividend income. During the three and six months ended June 30, 2024, the Company recorded $0.3 million and $0.5 million, respectively, in dividend income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2025, our investment portfolio had an aggregate fair value of approximately $1,978.3 million and was comprised of approximately $1,491.8 million in secured loans, $342.6 million in equipment financings, and $143.9 million in equity and warrants, across 163 portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $1,725.6 million and was comprised of approximately $1,286.7 million in secured loans, $315.5 million in equipment financings, and $123.4 million in equity and warrants, across 151 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	76.4%	75.4%	75.1%	74.5%
Equipment Financings	17.3%	17.3%	18.1%	18.3%
Equity	4.0%	4.1%	4.5%	4.2%
Warrants	2.3%	3.2%	2.3%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2025		December 31, 2024
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	28.2%	29.0%	30.7%	31.5%
Northeast	24.3%	24.1%	28.1%	27.6%
South	10.3%	10.3%	9.2%	9.5%
Southeast	10.5%	10.1%	10.5%	10.4%
Mountain	9.9%	9.2%	10.9%	10.5%
Midwest	9.1%	8.8%	5.9%	5.6%
Multi-Sector Holdings (1)	1.4%	1.9%	1.6%	1.9%
International:
Western Europe	3.3%	3.6%	2.4%	2.4%
Canada	3.0%	3.0%	0.7%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

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

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	15.0%	15.6%	18.1%	18.7%
Other Healthcare Services	10.9%	11.1%	8.1%	8.3%
Medical Devices	10.5%	10.7%	9.7%	10.0%
SaaS	9.7%	10.0%	8.2%	8.5%
Space Technology	8.5%	8.6%	8.0%	8.2%
Real Estate Technology	7.1%	6.6%	5.8%	5.4%
Green Technology	5.4%	6.5%	8.3%	9.2%
Artificial Intelligence & Automation	5.0%	5.1%	4.7%	4.9%
Healthcare Technology	4.6%	4.1%	4.5%	4.2%
Marketing, Media, and Entertainment	3.8%	3.8%	2.2%	2.2%
Biotechnology	2.9%	3.0%	3.2%	3.4%
Connectivity	2.9%	2.9%	2.1%	2.0%
Transportation Technology	3.7%	2.6%	3.6%	2.4%
Consumer Products & Services	1.9%	2.0%	3.2%	3.2%
Multi-Sector Holdings (1)	1.4%	1.9%	1.6%	1.9%
Education Technology	1.7%	1.4%	1.9%	1.7%
Supply Chain Technology	1.5%	1.4%	1.7%	1.7%
Human Resource Technology	1.8%	1.4%	1.9%	1.7%
Food and Agriculture Technologies	1.0%	0.9%	1.8%	1.4%
Construction Technology	0.5%	0.2%	0.5%	0.2%
Industrials	0.2%	0.2%	0.7%	0.6%
Digital Assets Technology and Services	—	—	0.2%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings consist of the Company's investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC, EPT 16 LLC and AZ-VC Fund I, LLC. These entities invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

As of both June 30, 2025 and December 31, 2024, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.2 years. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2025 and December 31, 2024, the Company’s ten largest portfolio companies represented approximately 26.9% and 26.7%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of both June 30, 2025 and December 31, 2024, the Company had seven portfolio companies that represented 5% or more of the Company’s net assets.

Investment Activity

During the six months ended June 30, 2025, we invested approximately $387.1 million in 21 new portfolio companies, and approximately $198.8 million in 25 existing portfolio companies, excluding deferred fees. During the six months ended June 30, 2025, we received an aggregate of $352.1 million in proceeds from repayments and sales of our investments, including proceeds of approximately $168.4 million from early repayments on our debt investments, $113.8 million from scheduled/amortizing debt payments, $69.6 million from investments sold primarily to Multi-Sector Holdings and $0.4 million from warrant and equity exits.

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

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2025 and the year ended December 31, 2024 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Beginning Portfolio, at fair value	$1,725,570	$1,275,180
Purchases, net of deferred fees	579,821	1,218,931
Principal payments received on investments	(113,766)	(207,328)
Proceeds from early debt repayments	(168,401)	(313,207)
Sales of investments	(69,931)	(287,331)
Accretion of OID, EOT, and PIK payments	23,406	39,574
Net realized gain/(loss)	(10,416)	(9,730)
Net change in unrealized appreciation/(depreciation)	12,047	9,481
Ending Portfolio, at fair value	$1,978,330	$1,725,570

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2025 and December 31, 2024 (dollars in thousands):

		June 30, 2025		December 31, 2024
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$97,881	5.3%	$89,716	5.6%
3.0 - 3.9	Strong Performance	589,329	32.1%	453,584	28.3%
2.0 - 2.9	Performing	1,021,331	55.7%	972,001	60.7%
1.6 - 1.9	Watch	97,396	5.3%	62,883	3.9%
1.0 - 1.5	Default/Workout	15,601	0.9%	11,062	0.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,821,538	99.3%	1,589,246	99.2%
.	Senior Credit Corp 2022 LLC (1)	12,885	0.7%	12,885	0.8%
Total Debt Investments		$1,834,423	100.0%	$1,602,131	100.0%

(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of June 30, 2025 and December 31, 2024, our debt investments had a weighted average risk rating score of 2.9 and 2.9, respectively.

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

As of June 30, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $47.8 million, and a total fair value of approximately $15.6 million, or 0.9%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and six months ended June 30, 2025 and 2024.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stated interest income	$51,903	$41,827	$102,096	$79,667
Amortization of OID and EOT	7,115	6,065	14,037	12,375
Acceleration of OID and EOT	5,702	2,243	8,960	3,194
PIK interest income	1,493	1,452	2,993	5,543
Prepayment penalty and related fees	870	495	1,182	495
Dividend income	500	250	1,300	450
Other fee income	1,900	2,309	4,300	3,370
Total investment income	$69,483	$54,641	$134,868	$105,094

For the three and six months ended June 30, 2025, total investment income was approximately $69.5 million and $134.9 million, respectively, which represents an approximate effective yield of 15.7% and 15.5%, respectively, on the average investments during the year. For the three and six months ended June 30, 2024, total investment income was approximately $54.6 million and $105.1 million, respectively, which represents an approximate effective yield of 16.0% and 15.9%, respectively, on the average investments during the year. The increase in investment income for the three and six months ended June 30, 2025 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments.

Net Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses, and excise taxes. Our operating expenses totaled approximately $34.7 million and $67.7 million, respectively, for the three and six months ended June 30, 2025 and $27.9 million and $53.2 million, respectively, for the three and six months ended June 30, 2024. The increase in our operating expenses for the three and six months ended June 30, 2025 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due March 2029 (the “March 2029 Notes”), the 7.875% Notes due September 2029 (the “September 2029 Notes”), the 7.54% Notes due 2027 (the “Series A 2027 Notes”), the 7.60% Notes due 2028 (the “Series A 2028 Notes”) and the 7.66% Notes due 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $18.0 million and $35.7 million, respectively, for the three and six months ended June 30, 2025, and $13.9 million and $26.0 million, respectively, for the three and six months ended June 30, 2024. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.4% and 7.5%, respectively, for the three and six months ended June 30, 2025, and 7.6% and 7.5%, respectively, for the three and six months ended June 30, 2024. The increase in interest expense for the three and six months ended June 30, 2025 was primarily due to the increased borrowings under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”).

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $12.5 million and $23.1 million, respectively, for the three and six months ended June 30, 2025, and $9.9 million and $19.8 million, respectively, for the three and six months ended June 30, 2024. The increase in employee compensation expenses for the three and six months ended June 30, 2025 relates primarily to the increased compensation related to a higher headcount and stock-based compensation. As of June 30, 2025 and 2024, the Company had 95 and 83 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees, totaled approximately $1.8 million and $3.8 million, respectively, for the three and six months ended June 30, 2025, and $1.3 million and $2.1 million, respectively, for the three and six months ended June 30, 2024. The increase in professional fees expenses for the three and six months ended June 30, 2025 resulted primarily from an increase in legal fees, third-party valuation fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $2.2 million and $4.7 million for the three and six months ended June 30, 2025, and $2.1 million and $4.0 million, respectively, for the three and six months ended June 30, 2024. The increase in general and administrative expenses for the three and six months ended June 30, 2025 was primarily due to additional office rent and related expenses.

Allocated Expenses to Trinity Capital Adviser, LLC

The resource sharing agreement (the “Sharing Agreement”) with the Adviser Sub provides the Adviser Sub with access to the Company's human capital resources, facilities and systems. Under the terms of the Sharing Agreement, we allocate the related expenses of such shared resources to the Adviser Sub based on total assets under management by the Adviser Sub and us. The Company's total expenses are net of such expenses allocated to the Adviser Sub of $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively. There were no expenses allocated to the Adviser Sub during the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, there was $3.1 million and $1.8 million, respectively, receivable due from the Adviser Sub.

Excise Taxes

Our excise taxes totaled approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2024, respectively.

Net Investment Income

For the three months ended June 30, 2025 and 2024, we recognized approximately $69.5 million and $54.6 million, respectively, in total investment income as compared to approximately $34.7 million and $27.9 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $34.8 million and $26.7 million, respectively. For the six months ended June 30, 2025 and 2024, we recognized approximately $134.9 million and $105.1 million, respectively, in total investment income as compared to approximately $67.7 million and $53.2 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $67.2 million and $51.9 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the six months ended June 30, 2025, our gross realized gains primarily consisted of the repayment of one equipment financing position and the repayment of one warrant position. Our gross realized losses primarily consisted of the sale of one equipment financing position, the extinguishment of one debt position and one receivable associated with a loan position. During the six months ended June 30, 2024, our gross realized gains primarily consisted of the repayment of one equipment financing and the sale of one equity position. Our gross realized losses primarily consisted of the sale of one equity position, the repayment of one debt position and the conversion of debt positions in three portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and six months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized gain/(loss) on investments:
Gross realized gains	$2,249	$4,282	$2,623	$8,559
Gross realized losses	(10,511)	(10,770)	(13,039)	(13,695)
Total net realized gains/(losses) on investments	$(8,262)	$(6,488)	$(10,416)	$(5,136)

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

Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2025 and 2024 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross unrealized appreciation	$20,858	$12,462	$35,673	$21,080
Gross unrealized depreciation	(14,773)	(21,024)	(36,181)	(37,093)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	9,104	19,135	12,555	14,586
Net change in unrealized appreciation/(depreciation) on portfolio investments	15,189	10,573	12,047	(1,427)
Other net changes in unrealized appreciation/(depreciation)(1)	(317)	—	(317)	—
Total net unrealized gains/(losses) on investments	$14,872	$10,573	$11,730	$(1,427)

(1)
Includes the net change in unrealized appreciation/(depreciation) related to derivative instruments.

During the three months ended June 30, 2025, our net unrealized appreciation totaled approximately $15.2 million, which included net unrealized appreciation of $7.3 million from our warrant investments, net unrealized appreciation of $5.5 million from our equity investments and net unrealized appreciation of $2.4 million from our debt investments.

During the six months ended June 30, 2025, our net unrealized appreciation totaled approximately $12.0 million, which included net unrealized appreciation of $7.0 million from our warrant investments, net unrealized appreciation of $6.8 million from our equity investments and net unrealized depreciation of $1.8 million from our debt investments.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three and six months ended June 30, 2025, totaled approximately $41.4 million and $68.5 million, respectively. Net increase in net assets resulting from operations during the three and six months ended June 30, 2024, totaled approximately $30.8 million and $45.3 million, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2025, basic and diluted net increase in net assets per common share were $0.63 and $0.63, respectively. For the six months ended June 30, 2025, basic and diluted net increase in net assets per common share were $1.07 and $1.07, respectively.

For the three months ended June 30, 2024, basic and diluted net decrease in net assets per common share were $0.61 and $0.59, respectively. For the six months ended June 30, 2024, basic and diluted net increase in net assets per common share were $0.94 and $0.90, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the August 2026 Notes offering, the December 2026 Notes offering, the March 2029 Notes offering, the September 2029 Notes offering and the Series A Notes offering and borrowings under the KeyBank Credit Facility, each of which were outstanding as of June 30, 2025, as well as cash flows from our operations, including investment sales and repayments and income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

During the six months ended June 30, 2025, we experienced a net increase in cash and cash equivalents in the amount of $16.6 million, which is the net result of $203.8 million of cash provided by financing activities, offset by $186.9 million of cash used in operating activities and $0.3 million of cash used in investing activities. During the six months ended June 30, 2024, we experienced a net increase in cash and cash equivalents in the amount of $41.3 million, which is the net result of $144.8 million of cash provided by financing activities, offset by $103.3 million of cash used in operating activities and less than $0.2 million of cash used in investing activities.

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $26.3 million and $9.6 million, respectively, of which $2.0 million and $3.8 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of June 30, 2025 and December 31, 2024, we had approximately $117.0 million and $487.0 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of June 30, 2025, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information, including a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2025, our asset coverage ratio was approximately 187.0% and our asset coverage ratio per unit was approximately $1,870. As of December 31, 2024, our asset coverage ratio was approximately 192.7% and our asset coverage ratio per unit was approximately $1,927.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with the JV and EPT 16 in the amount of $21.4 million and $10.0 million, respectively. As of June 30, 2025, unfunded commitments were $3.0 million and $0.8 million for the JV and EPT 16, respectively. As of June 30, 2025, the Company also had unfunded commitments of approximately $51.6 million to six portfolio companies. As of December 31, 2024, unfunded commitments were $3.0 million for the JV and $0.8 million for EPT 16, respectively. As of December 31, 2024, the Company also had unfunded commitments of $31.2 million to two portfolio companies. The Company did not have any other off-balance sheet financings or liabilities as of June 30, 2025 or December 31, 2024.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2025 and December 31, 2024 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2025, is as follows (in thousands):

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$483,000	$—	$483,000
August 2026 Notes	—	125,000	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
March 2029 Notes	—	—	116,637	—	116,637
September 2029 Notes	—	—	119,194	—	119,194
Series A Notes	—	55,500	87,000	—	142,500
Operating Leases	718	2,210	2,131	1,565	6,624
Total Contractual Obligations	$718	$257,710	$807,962	$1,565	$1,067,955

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
			Total	$9.72

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On August 4, 2025, the last reported closing sales price of our common stock on Nasdaq was $14.95 per share, which represented a premium of approximately 12.7% to our net asset value per share of $13.27 as of June 30, 2025. As of August 4, 2025, we had approximately 47 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2025
Third Quarter (through August 4, 2025)	*	$15.07	$14.04	*	*	*
Second Quarter	$13.27	$15.52	$13.53	16.9%	1.9%	$0.51
First Quarter	$13.05	$16.56	$14.26	26.9%	9.3%	$0.51
Year Ending December 31, 2024
Fourth Quarter	$13.35	$14.87	$13.11	11.4%	(1.8)%	$0.51
Third Quarter	$13.13	$14.74	$13.57	12.3%	3.4%	$0.51
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51
Year Ending December 31, 2023
Fourth Quarter	$13.19	$15.40	$13.33	16.7%	1.0%	$0.50
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(4)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(4)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47

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

Recent Developments

Equity ATM Program

For the period from April 1, 2025 to August 4, 2025, we issued and sold 717,285 shares of its common stock at a weighted-average price of $14.32 per share and raised $10.2 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

July 2030 Notes

On July 3, 2025, we issued and sold $125.0 million in aggregate principal amount of our unsecured 6.750% Notes due 2030 (the “July 2030 Notes”) under our shelf Registration Statement on Form N-2.

The July 2030 Notes were issued pursuant to the Base Indenture and a Seventh Supplemental Indenture, dated as of July 3, 2025, between us and the Trustee (together with the Base Indenture, the “July 2030 Notes Indenture”). The July 2030 Notes mature on July 3, 2030, unless repurchased or redeemed in accordance with their terms prior to such date. The July 2030 Notes are redeemable, in whole or in part at our option at any time prior to June 3, 2030 at par value plus a “make-whole” premium calculated in accordance with terms under the July 2030 Notes Indenture and at par on June 3, 2030 or thereafter.

The July 2030 Notes bear interest at a fixed rate of 6.750% per year payable semi-annually on January 3 and July 3 each year, commencing on January 3, 2026. The July 2030 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

Co-Investment Exemptive Relief Order

On July 8, 2025, we and certain of our affiliates were granted an exemptive relief order (the “Order”) from the SEC that permits us to enter into certain negotiated co-investment transactions alongside certain of our affiliates in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which our affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

As of June 30, 2025, approximately 80.0% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”), Secured Overnight Financing Rate (“SOFR”) or Canadian Overnight Repo Rate Average (“CORRA”), and approximately 20.0% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85% to 3.25%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$43,886	$14,490	$29,396
Up 200 basis points	29,257	9,660	19,597
Up 100 basis points	14,503	4,830	9,673
Down 100 basis points	(5,280)	(4,830)	(450)
Down 200 basis points	(9,649)	(9,660)	11
Down 300 basis points	(11,833)	(14,490)	2,657

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of June 30, 2025, we had eight foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of June 30, 2025 were subject to currency risk.

Hedging

We currently, and may in the future, hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. We may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2025, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On July 15, 2025, pursuant to its amended and restated distribution reinvestment plan, the Company issued 22,729 shares of its common stock, at a price of $14.52 per share, to stockholders of record as of June 30, 2025 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.1

Seventh Supplemental Indenture, dated as of July 3, 2025, between Trinity Capital Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 3, 2025).

4.2	Form of 6.750% Note Due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: August 6, 2025	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer (Principal Executive Officer)

Dated: August 6, 2025	By:	/s/ Michael Testa
Michael Testa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)