Form 10-Q
period 2025-09-30
Trinity Capital Inc.
filed 2025-11-05
CIK 1786108

PRewhwwrecw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 3, 2025, the registrant had 75,683,355 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $102,382 and $82,391, respectively)	$116,743	$89,249
Affiliate investments (cost of $57,095 and $34,309, respectively)	50,153	34,727
Non-Control / Non-Affiliate investments (cost of $2,045,286 and $1,643,526, respectively)	2,025,465	1,601,594
Total investments (cost of $2,204,763 and $1,760,226, respectively)	2,192,361	1,725,570
Cash and cash equivalents	9,467	9,627
Interest receivable	19,464	16,542
Deferred credit facility costs	6,263	6,586
Other assets	19,380	15,916
Total assets	$2,246,935	$1,774,241

LIABILITIES
KeyBank Credit Facility	$481,600	$113,000
Unsecured Notes, net of $10,858 and $10,327, respectively, of unamortized deferred financing costs and premium/discount	693,041	764,673
Distribution payable	38,244	31,451
Security deposits	4,413	8,472
Accounts payable, accrued expenses and other liabilities	31,373	33,663
Total liabilities	1,248,671	951,259

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 74,988,962 and 61,669,059 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	75	62
Paid-in capital in excess of par	1,015,057	829,626
Distributable earnings/(accumulated deficit)	(16,868)	(6,706)
Total net assets	998,264	822,982
Total liabilities and net assets	$2,246,935	$1,774,241
NET ASSET VALUE PER SHARE	$13.31	$13.35

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$2,809	$2,287	$7,567	$6,223
Affiliate investments	1,866	940	4,116	1,806
Non-Control / Non-Affiliate investments	67,900	55,964	190,278	152,390
Total interest and dividend income	72,575	59,191	201,961	160,419
Fee and other income:
Affiliate investments	731	807	2,020	2,509
Non-Control / Non-Affiliate investments	2,244	1,768	6,436	3,931
Total fee and other income	2,975	2,575	8,456	6,440
Total investment income	75,550	61,766	210,417	166,859

EXPENSES:
Interest expense and other debt financing costs	20,981	16,868	56,681	42,896
Compensation and benefits	13,388	11,528	36,522	31,336
Professional fees	1,936	1,296	5,750	3,354
General and administrative	2,590	2,221	7,303	6,241
Total gross expenses	38,895	31,913	106,256	83,827
Allocated expenses to Trinity Capital Adviser, LLC	(955)	(126)	(1,871)	(126)
Total net expenses	37,940	31,787	104,385	83,701

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	37,610	29,979	106,032	83,158
Excise tax expense	644	619	1,881	1,897
NET INVESTMENT INCOME	36,966	29,360	104,151	81,261

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	—	—	(3,916)
Affiliate investments	(19,039)	—	(19,039)	—
Non-Control / Non-Affiliate investments	(986)	(13,880)	(11,402)	(15,100)
Net realized gain/(loss) from investments	(20,025)	(13,880)	(30,441)	(19,016)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(411)	1,151	7,503	7,407
Affiliate investments	308	1,516	(2,153)	3,442
Non-Control / Non-Affiliate investments	10,807	6,253	17,084	(3,356)
Net change in unrealized appreciation/(depreciation) from investments	10,704	8,920	22,434	7,493

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$27,645	$24,400	$96,144	$69,738

NET INVESTMENT INCOME PER SHARE - BASIC	$0.52	$0.54	$1.56	$1.61
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.52	$0.52	$1.56	$1.54

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.39	$0.45	$1.44	$1.38
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.39	$0.43	$1.44	$1.33

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	71,467,831	54,412,566	66,677,623	50,455,373
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	71,467,831	58,373,696	66,677,623	54,416,503

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended September 30, 2025:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of June 30, 2025	69,574,146	$70	$929,767	$(6,269)	$923,568
Issuance of common stock pursuant to distribution reinvestment plan	22,729	—	330	—	330
Stock-based compensation	—	—	3,073	—	3,073
Issuance of restricted stock awards	151,366	—	—	—	—
Issuance of common stock, net of issuance costs	5,318,978	5	82,946	—	82,951
Retired and forfeited shares of restricted stock	(78,257)	—	(1,059)	—	(1,059)
Distributions to stockholders	—	—	—	(38,244)	(38,244)
Net increase/(decrease) in net assets resulting from operations	—	—	—	27,645	27,645
Balance as of September 30, 2025	74,988,962	$75	$1,015,057	$(16,868)	$998,264

Three Months Ended September 30, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of June 30, 2024	51,849,429	$52	$708,529	$(28,542)	$680,039
Issuance of common stock pursuant to distribution reinvestment plan	23,559	—	333	—	333
Stock-based compensation	—	—	2,835	—	2,835
Issuance of restricted stock awards	103,356	—	—	—	—
Issuance of common stock, net of issuance costs	5,723,189	6	79,378	—	79,384
Retired and forfeited shares of restricted stock	(57,493)	—	(799)	—	(799)
Distributions to stockholders	—	—	—	(29,397)	(29,397)
Net increase/(decrease) in net assets resulting from operations	—	—	—	24,400	24,400
Balance as of September 30, 2024	57,642,040	$58	$790,276	$(33,539)	$756,795

Nine Months Ended September 30, 2025:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2024	61,669,059	$62	$829,626	$(6,706)	$822,982
Issuance of common stock pursuant to distribution reinvestment plan	64,150	—	930	—	930
Stock-based compensation	—	—	8,876	—	8,876
Issuance of restricted stock awards	485,094	—	—	—	—
Issuance of common stock, net of issuance costs	13,013,562	13	194,919	—	194,932
Retired and forfeited shares of restricted stock	(242,903)	—	(3,522)	—	(3,522)
Additional paid-in capital in connection with Convertible Notes Redemption	—	—	(15,772)	—	(15,772)
Distributions to stockholders	—	—	—	(106,306)	(106,306)
Net increase/(decrease) in net assets resulting from operations	—	—	—	96,144	96,144
Balance as of September 30, 2025	74,988,962	$75	$1,015,057	$(16,868)	$998,264

Nine Months Ended September 30, 2024:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2023	46,323,712	$46	$633,740	$(22,627)	$611,159
Issuance of common stock pursuant to distribution reinvestment plan	69,593	—	991	—	991
Stock-based compensation	—	—	8,178	—	8,178
Issuance of restricted stock awards	869,747	1	(1)	—	—
Issuance of common stock, net of issuance costs	10,600,529	11	150,547	—	150,558
Retired and forfeited shares of restricted stock	(221,541)	—	(3,179)	—	(3,179)
Distributions to stockholders	—	—	—	(80,650)	(80,650)
Net increase/(decrease) in net assets resulting from operations	—	—	—	69,738	69,738
Balance as of September 30, 2024	57,642,040	$58	$790,276	$(33,539)	$756,795

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$96,144	$69,738
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(1,046,394)	(924,758)
Proceeds from sales and paydowns of investments	607,846	527,269
Net change in unrealized (appreciation)/depreciation from investments	(22,434)	(7,493)
Net realized (gain)/loss from investments	30,441	19,016
Accretion of original issue discounts and end of term payments on investments	(36,431)	(25,716)
Amortization of deferred financing costs	3,653	3,757
Stock-based compensation	8,876	8,178
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(2,922)	(5,741)
(Increase)/Decrease in other assets	(2,926)	1,497
Increase/(Decrease) in security deposits	(4,059)	(2,894)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(2,290)	1,832
Net cash provided by/(used in) operating activities	(370,496)	(335,315)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(357)	(284)
Net cash provided by/(used in) investing activities	(357)	(284)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	194,932	150,558
Retirement of employee shares	(3,522)	(3,179)
Cash distributions paid	(98,582)	(73,422)
Issuance of Unsecured Notes, net of issuance costs	127,021	218,416
Repayment of Unsecured Notes	(217,756)	(30,000)
Borrowings under Credit Facility	1,164,200	670,400
Repayments under Credit Facility	(795,600)	(593,400)
Net cash provided by/(used in) financing activities	370,693	339,373

Net increase/(decrease) in cash, cash equivalents and restricted cash	(160)	3,774
Cash, cash equivalents and restricted cash at beginning of period	9,627	4,761
Cash, cash equivalents and restricted cash at end of period	$9,467	$8,535

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$48,394	$22,996
Income tax, including excise tax, paid	2,722	2,599
Distribution payable	38,244	29,397
Distributions reinvested	930	991

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	March 13, 2024	October 1, 2025	Fixed interest rate 19.0%; EOT 0.0%	$449	$448	$454	(9)(10)(14)
	Equipment Financing	March 25, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	2,989	2,988	3,043	(9)(10)(14)(19)
	Equipment Financing	April 24, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	1,739	1,739	1,772	(9)(10)(14)(19)
	Equipment Financing	May 28, 2024	May 1, 2026	Fixed interest rate 16.0%; EOT 0.0%	826	826	840	(9)(10)(14)
	Equipment Financing	June 21, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	2,816	2,817	2,870	(9)(10)(14)(19)
Total Applied Digital Corporation					8,819	8,818	8,979

Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$14,145	$13,917	$14,201	(8)(14)(19)(22)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$10,811	$11,599	$11,665	(9)(14)(19)
	Equipment Financing	October 22, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	10,483	11,149	11,159	(9)(14)(19)
Total Cirrascale Cloud Services, LLC					21,294	22,748	22,824

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$308	$300	$300	(14)(19)(22)

K2View Inc.	Secured Loan	May 30, 2025	June 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 2.5%	$15,000	$14,757	$14,993	(8)

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$4,583	$4,442	$4,502	(9)(14)(19)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$11,400	$11,184	$11,355	(8)(9)(14)(19)

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$6,600	$6,512	$6,512	(8)(14)(19)

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$36,000	$35,057	$35,057	(8)(14)(19)

Sub-total: Artificial Intelligence & Automation (11.9%)*					$118,149	$117,735	$118,723

Biotechnology
Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	$4,292	$4,296	$4,291	(8)(14)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,574	4,573	(8)(14)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,710	4,712	(8)(14)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	4,974	4,982	(8)(14)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	4,974	4,982	(8)(14)
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	1,405	1,398	1,366	(8)(14)
Total Pendulum Therapeutics, Inc.					25,000	24,926	24,906

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$48,000	$47,974	$48,828	(8)(14)(19)

Sub-total: Biotechnology (7.4%)*					$73,000	$72,900	$73,734

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	June 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$14,985	$15,006	$15,195	(9)(10)(14)(19)
	Equipment Financing	June 30, 2025	June 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	2,437	2,440	2,471	(9)(10)(14)(19)
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	6,600	6,554	6,554	(10)(14)(19)
Total AST & Science, LLC					24,022	24,000	24,220

Tarana Wireless, Inc.	Secured Loan	September 23, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$14,800	$14,350	$14,575	(8)(9)(14)(19)

Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,768	$14,422	(8)(23)
	Secured Loan	July 16, 2025	October 31, 2025	Fixed interest rate 11.5%; EOT 0.0%	1,000	998	1,000	(23)
	Secured Loan	September 9, 2025	October 31, 2025	Fixed interest rate 11.5%; EOT 0.0%	500	497	500	(23)
Total Vertical Communications, Inc.					14,100	17,263	15,922

Sub-total: Connectivity (5.5%)*					$52,922	$55,613	$54,717

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 11, 2025	October 1, 2028	Fixed interest rate 11.5%; EOT 3.0%	$12,900	$12,665	$12,666	(14)(19)

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$4,700	$4,804	$4,789	(8)(14)(19)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,786	4,800	(8)(14)(19)
	Secured Loan	August 1, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,724	4,703	(8)(14)(19)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,018	4,018	(8)(14)(19)
Total Ogee, Inc.					18,800	18,332	18,310

Quip NYC, Inc.	Secured Loan	September 30, 2025	September 1, 2028	Variable interest rate Prime + 9.0% or Floor rate 12.3%; EOT 0.0%	3,656	3,655	3,657	(8)

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$2,846	$2,991	$3,009	(8)(14)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	3,629	3,675	3,733	(8)(14)
Total Rinse, Inc.					6,475	6,666	6,742

UnTuckIt, Inc.	Secured Loan	January 16, 2020	December 1, 2025	Fixed interest rate 12.0%; EOT 5.0%	$1,320	$2,315	$2,302

Sub-total: Consumer Products & Services (4.4%)*					$43,151	$43,633	$43,677

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$18,200	$17,617	$17,617	(8)(14)(19)

Sub-total: Diagnostics & Tools (1.8%)*					$18,200	$17,617	$17,617

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Education Technology
Edblox, Inc.	Secured Loan	March 19, 2024	April 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.8%; EOT 2.5%	$15,000	$14,992	$13,369	(8)(9)

Medical Sales Training Holding Company	Secured Loan	March 18, 2021	December 31, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	$5,175	$5,547	$3,549	(8)(18)
	Secured Loan	July 21, 2021	December 31, 2025	Variable interest rate Prime + 8.8% or Floor rate 12.0%; EOT 6.3%	1,825	1,944	1,251	(8)(18)
Total Medical Sales Training Holding Company					7,000	7,491	4,800

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,875	$7,142
	Secured Loan	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	2,381
Total Yellowbrick Learning, Inc.					10,000	10,500	9,523

Sub-total: Education Technology (2.8%)*					$32,000	$32,983	$27,692

Finance and Insurance
Alt Lending SPV II, LLC	Secured Loan	July 8, 2025	July 8, 2028	Variable interest rate SOFR 1 Month Term + 9.0%; EOT 0.0%	$12,394	$11,915	$11,915	(8)(10)(12)(21)

Beam Technologies, Inc.	Secured Loan	August 30, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$29,705	$30,290	$30,030	(8)(9)(14)(15)(19)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	2,379	2,428	2,409	(8)(9)(14)(15)(19)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	395	395	395	(9)(19)
Total Beam Technologies, Inc.					32,479	33,113	32,834

Busbot, Inc.	Secured Loan	April 1, 2024	October 1, 2026	Variable interest rate SOFR 1 Month Term + 11.5%; EOT 0.0%	$10,322	$10,238	$10,238	(8)(10)(12)(21)

Centivo Corporation	Secured Loan	July 31, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$3,794	$3,742	$3,790	(8)(9)(14)(15)(19)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,779	3,624	3,645	(8)(9)(14)(15)(19)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,775	3,632	3,657	(8)(9)(14)(15)(19)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	7,528	7,229	7,284	(8)(9)(14)(15)(19)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,761	3,607	3,636	(8)(9)(14)(15)(19)
Total Centivo Corporation					22,637	21,834	22,012

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$7,235	$7,508	$7,402	(8)(9)(14)(19)
	Secured Loan	July 31, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	7,235	7,513	7,392	(8)(9)(14)(19)
Total Cherry Technologies, Inc.					14,470	15,021	14,794

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$11,622	$11,652	$11,774	(8)(9)(14)(19)
	Secured Loan	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	2,902	2,860	2,896	(8)(9)(14)(19)
	Secured Loan	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,353	4,288	4,341	(8)(9)(14)(19)
	Secured Loan	April 9, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,348	4,189	4,230	(8)(9)(14)(19)
	Secured Loan	May 15, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	14,495	14,702	14,958	(8)(14)(19)
Total Tilt Finance, Inc. (dba Empower Financial, Inc.)					37,720	37,691	38,199

Gravie, Inc.	Secured Loan	June 4, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$15,980	$15,829	$15,545	(8)(9)(14)(19)

Inshur, Inc.	Secured Loan	June 10, 2025	July 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 2.5%	$25,000	$24,598	$24,815	(8)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 13.0%; EOT 1.0%	$12,500	$12,628	$12,711	(8)(14)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.0%	$6,020	$5,848	$5,848	(8)(14)(19)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$2,040	$2,009	$2,041	(8)(9)(14)(19)

Mesa Financial, Inc.	Secured Loan	August 29, 2024	February 28, 2027	Variable interest rate SOFR 1 Month Term + 10.3% or Floor rate 13.0%; EOT 0.0%	$12,041	$11,922	$11,922	(8)(10)(12)(21)

Mesa Financing I, LLC	Secured Loan	May 7, 2025	May 7, 2028	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$5,920	$5,788	$5,913	(8)(10)(12)(21)

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$6,450	$6,262	$6,262	(8)(14)(19)

Parafin SPV 2, LLC	Secured Loan	February 22, 2024	December 21, 2026	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$23,806	$23,634	$23,634	(8)(10)(12)(21)

Parafin SPV 3, LLC	Secured Loan	July 25, 2024	January 25, 2027	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 13.8%; EOT 0.0%	$15,928	$15,808	$15,808	(8)(10)(12)(21)

PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$5,700	$5,600	$5,641	(8)(9)(14)(19)

Slope Tech, Inc.	Secured Loan	October 5, 2022	February 27, 2026	Variable interest rate SOFR 1 Month Term + 11.8% or Floor rate 11.8%; EOT 0.0%	$3,497	$3,477	$3,477	(8)(10)(12)(21)

Thrivory, Inc.	Secured Loan	September 9, 2025	October 1, 2027	Variable interest rate SOFR 1 Month Term + 10.5% or Floor rate 2.0%; EOT 0.0%	$3,960	$3,893	$3,893	(8)(10)(12)(21)

Under Technologies, Inc.	Secured Loan	September 13, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$7,400	$7,354	$7,486	(8)(9)(14)(19)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	7,400	7,334	7,384	(8)(9)(14)(19)
Total Under Technologies, Inc.					14,800	14,688	14,870

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$12,150	$12,049	$12,218	(8)(9)(14)(19)

Sub-total: Finance and Insurance (29.5%)*					$295,814	$293,845	$294,590

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$4,192	$5,182	$5,195	(9)(14)(19)

Emergy, Inc.	Equipment Financing	December 15, 2021	July 1, 2026	Fixed interest rate 12.7%; EOT 11.5%	$3,183	$3,992	$786	(18)
	Equipment Financing	December 13, 2022	July 1, 2027	Fixed interest rate 9.4%; EOT 11.5%	6,183	6,970	1,372	(9)(18)
Total Emergy, Inc.					9,366	10,962	2,158

Sub-total: Food and Agriculture Technologies (0.7%)*					$13,558	$16,144	$7,353

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	$3,111	$3,292	$3,366	(9)(14)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	9,003	9,282	9,513	(9)(14)(19)
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	11,003	11,145	11,238	(9)(14)(19)
Total Commonwealth Fusion Systems, LLC					23,117	23,719	24,117

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$329	$529	$521	(14)
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	3,315	3,687	3,646	(9)(14)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	2,718	2,938	2,936	(9)(14)(19)
	Equipment Financing	September 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	1,643	1,765	1,753	(9)(14)(19)
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	394	419	415	(9)(14)(19)
Total Electric Hydrogen Co.					8,399	9,338	9,271

Form Energy Inc.	Equipment Financing	October 21, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$23,611	$23,714	$24,013	(9)(14)(19)
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	6,327	6,321	6,392	(9)(14)(19)
Total Form Energy Inc.					29,938	30,035	30,405

Hi-Power, LLC	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	$733	$774	$790	(14)

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$1,457	$2,173	$2,116
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	851	1,189	1,160
Total SeaOn Global, LLC					2,308	3,362	3,276

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$11,129	$11,456	$10,921	(8)(14)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	11,129	11,441	10,903	(8)(14)
Total Footprint International Holding, Inc.					22,258	22,897	21,824

Sub-total: Green Technology (9.0%)*					$86,753	$90,125	$89,683

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$5,700	$5,625	$5,707	(8)(9)(14)(19)

Lightning Step Technologies, LLC	Secured Loan	August 6, 2025	August 6, 2030	Variable interest rate SOFR 3 Month Term + 7.4%; EOT 0.0%	$9,000	$8,822	$8,822	(8)

Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 4.8%	$12,500	$12,698	$12,692	(8)

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$8,125	$7,956	$8,021	(8)(9)(14)(19)

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$21,500	$21,016	$21,016	(8)(14)(19)

RXAnte, Inc.	Secured Loan	November 21, 2022	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	$8,612	$8,771	$8,822	(8)(9)(14)(15)(19)
	Secured Loan	April 14, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,863	2,899	2,968	(8)(9)(14)(15)(19)
	Secured Loan	October 19, 2023	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,834	2,866	2,919	(8)(9)(14)(15)(19)
	Secured Loan	September 9, 2024	December 1, 2027	Variable interest rate Prime + 4.48% or Floor rate 9.98%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	2,798	2,826	2,879	(8)(9)(14)(15)(19)
Total RXAnte, Inc.					17,107	17,362	17,588

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	$5,000	$5,222	$4,933	(8)(14)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	15,000	15,667	14,799	(8)(14)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	10,000	10,445	9,866	(8)(14)
Total TMRW Life Sciences, Inc.					30,000	31,334	29,598

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(23)

Sub-total: Healthcare Technology (10.4%)*					$104,432	$105,313	$103,944

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	June 12, 2024	September 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$500	$500	$381	(18)(23)
	Secured Loan	September 30, 2025	January 1, 2028	Fixed interest rate 7.5%; EOT 0.0%	11,401	11,401	7,533	(14)(18)(23)
Total Nomad Health, Inc.					11,901	11,901	7,914

Sub-total: Human Resource Technology (0.8%)*					$11,901	$11,901	$7,914

Industrials
3DEO, Inc.	Equipment Financing	February 1, 2025	February 1, 2028	Fixed interest rate 0.1%; EOT 2.2%	$1,871	$1,890	$1,859	(14)

Sub-total: Industrials (0.2%)*					$1,871	$1,890	$1,859

Marketing, Media, and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$38,400	$34,448	$34,448	(8)(14)(19)

Drone Racing League, Inc.	Secured Loan	October 17, 2022	December 1, 2025	Variable interest rate Prime + 7.5% or Floor rate 11.0%; EOT 2.5%	$2,417	$2,659	$2,649	(8)

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$2,001	$2,100	$2,077	(8)(14)

Incontext Solutions, Inc.	Secured Loan	September 1, 2025	June 1, 2026	Fixed interest rate 12.0%; EOT 0.0%	$1,150	$1,150	$1,126

Rarefied Atmosphere, Inc.	Secured Loan	May 6, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$41,645	$40,929	$41,562	(8)(9)(14)(19)

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$10,506	$10,518	$10,440	(8)(9)(14)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,254	5,220	(8)(9)(14)(19)
Total Vox Media Holdings, Inc.					15,757	15,772	15,660

Sub-total: Marketing, Media, and Entertainment (9.8%)*					$101,370	$97,058	$97,522

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 12.6%; EOT 7.5%	$14,654	$15,154	$15,226	(9)(14)(19)
	Equipment Financing	September 30, 2024	October 1, 2028	Fixed interest rate 12.7%; EOT 7.5%	6,219	6,340	6,351	(9)(14)(19)
Total Apiject Holdings, Inc.					20,873	21,494	21,577

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$3,150	$3,133	$3,161	(8)(9)(19)

Elucent Medical, Inc.	Secured Loan	October 31, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$12,150	$12,027	$12,254	(8)(9)(19)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$28,200	$28,072	$28,460	(8)(14)(19)
	Secured Loan	September 25, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	4,700	4,678	4,743	(8)(14)(19)
Total Lightforce Orthodontics, Inc.					32,900	32,750	33,203

Nalu Medical, Inc	Secured Loan	July 3, 2025	August 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 10.0%; EOT 4.0%	$15,300	$15,129	$15,129	(8)(19)(22)

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$20,000	$20,115	$20,823	(8)
	Secured Loan	January 21, 2025	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	15,000	14,956	14,895	(8)
Total Neurolens, Inc.					35,000	35,071	35,718

Neuros Medical, Inc.	Secured Loan	August 10, 2023	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	$6,000	$6,122	$6,146	(8)(9)(14)
	Secured Loan	August 30, 2024	September 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 14.3%; EOT 4.5%	3,000	3,026	3,012	(8)(9)(14)
Total Neuros Medical, Inc.					9,000	9,148	9,158

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$4,400	$4,321	$4,358	(8)(14)(19)

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$3,995	$3,998	$4,121	(8)(9)(14)(19)

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 3.0%	$11,250	$11,589	$11,446	(8)(9)(14)

Vital Connect, Inc.	Secured Loan	July 3, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$27,650	$27,706	$28,122	(8)(9)(14)(19)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,871	7,993	(8)(9)(14)(19)
Total Vital Connect, Inc.					35,550	35,577	36,115

Sub-total: Medical Devices (18.7%)*					$183,568	$184,237	$186,240

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$12,885	$12,885	$12,885	(10)(23)

Sub-total: Multi-Sector Holdings (1.3%)*					$12,885	$12,885	$12,885

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Other Healthcare Services
Cellares Corporation	Equipment Financing	August 2, 2024	September 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$3,906	$3,971	$4,038	(14)(19)
	Equipment Financing	January 10, 2025	February 1, 2030	Fixed interest rate 12.2%; EOT 4.5%	5,386	5,428	5,434	(14)(19)
	Equipment Financing	January 29, 2025	February 1, 2030	Fixed interest rate 12.5%; EOT 4.5%	3,291	3,314	3,319	(14)(19)
	Secured Loan	August 2, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	47,000	47,282	48,061	(8)(19)
Total Cellares Corporation					59,583	59,995	60,852

Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	$44,122	$43,821	$44,406	(8)(15)
	Secured Loan	October 1, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	5,152	5,136	5,127	(8)(15)
	Secured Loan	January 6, 2025	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0%+PIK Fixed Interest Rate 3.0%; EOT 4.8%	2,556	2,534	2,530	(8)(15)
Total Metabolon, Inc.					51,830	51,491	52,063

Upward Health, Inc.	Secured Loan	August 6, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$5,875	$5,783	$5,912	(8)(9)(14)(19)

Renalogic Holdings, Inc.	Secured Loan	June 30, 2025	June 30, 2030	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$63,341	$62,139	$62,411	(8)(20)

Velentium, Inc.	Secured Loan	May 24, 2024	May 24, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 5.3%	$8,500	$8,497	$8,440	(8)(9)(14)

Sub-total: Other Healthcare Services (19.0%)*					$189,129	$187,905	$189,678

Real Estate Technology
Homelight Lending, Inc.	Secured Loan	October 15, 2021	June 1, 2026	Variable interest rate Prime + 8.3% or Floor rate 11.5%; EOT 4.5%	$2,065	$2,289	$2,258	(8)(14)

Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Fixed interest rate 10.2%; EOT 0.0%	$23,644	$21,257	$20,567	(8)(14)(23)
	Secured Loan	May 14, 2025	May 14, 2027	Fixed interest rate 4.0%; EOT 0.0%	1,600	1,600	1,626	(16)(23)
Total Knockaway, Inc.					25,244	22,857	22,193

Knockaway Trinity Holdings, LLC	Secured Loan	December 6, 2023	December 27, 2026	Variable interest rate SOFR 1 Month Term + 9.3% or Floor rate 13.8%; EOT 0.0%	$17,953	$17,943	$17,943	(8)(10)(12)(21)(23)

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 13.5%; EOT 5.0%	$15,000	$15,034	$14,346	(8)(14)
	Secured Loan	October 2, 2024	October 2, 2026	Fixed interest rate 6.0%; EOT 0.0%	187	187	199	(16)
Total Maxwell Financial Labs, Inc.					15,187	15,221	14,545

Orchard Technologies, Inc.	Secured Loan	January 1, 2024	January 1, 2029	Variable interest rate Prime + 10.0% or Floor rate 17.0%; EOT 4.0%	$28,540	$29,572	$24,592	(8)

Sub-total: Real Estate Technology (8.2%)*					$88,989	$87,882	$81,531

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate Prime + 4.8% or Floor rate 12.0%+PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,671	$20,681	$20,970	(8)(9)(14)(15)

Eyelit Technologies, Inc.	Secured Loan	November 4, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$3,250	$3,197	$3,313	(8)(14)(19)(20)(22)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	5,720	5,623	5,831	(8)(14)(19)(20)(22)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	650	638	670	(8)(14)(19)(20)(22)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	1,625	1,593	1,593	(8)(14)(19)(20)(22)
Total Eyelit Technologies, Inc.					11,245	11,051	11,407

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$24,723	$24,311	$24,782	(8)(19)

CCP InterGalactic Buyer, LLC	Secured Loan	September 15, 2025	September 15, 2030	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$7,500	$7,362	$7,362	(8)(20)

ServiceTrade, Inc.	Secured Loan	August 15, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$17,250	$16,997	$17,206	(8)(14)(19)(20)(22)
	Secured Loan	May 2, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.8%; EOT 0.0%	1,380	1,357	1,386	(8)(14)(19)(20)(22)
	Secured Loan	June 3, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.8%; EOT 0.0%	1,380	1,356	1,385	(8)(14)(19)(20)(22)
	Secured Loan	September 22, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	1,380	1,355	1,355	(8)(14)(19)(20)(22)
Total ServiceTrade, Inc.					21,390	21,065	21,332

Silk Technologies, Inc.	Secured Loan	November 4, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$16,200	$15,912	$15,910	(8)(9)(14)(19)

SOCi, Inc.	Secured Loan	October 3, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$35,828	$35,179	$34,863	(8)(14)(19)(20)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	3,265	3,203	3,179	(8)(14)(19)(20)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	1,641	1,608	1,637	(8)(14)(19)(20)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	1,727	1,691	1,691	(8)(14)(19)(20)
Total SOCi, Inc.					42,461	41,681	41,370

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$3,740	$3,671	$3,786	(8)(9)(14)(19)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,656	3,707	(8)(9)(14)(19)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,505	3,551	(8)(9)(14)(19)
Total Steno Agency, Inc.					11,040	10,832	11,044

Ticketure	Secured Loan	July 25, 2025	July 25, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	$25,000	$24,525	$24,525	(8)(20)

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$37,600	$36,966	$38,137	(8)(19)(20)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	1,880	1,845	1,845	(8)(19)(20)
Total Xytech Systems, LLC					39,480	38,811	39,982

Sub-total: SaaS (21.9%)*					$219,710	$216,231	$218,684

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Space Technology
Astranis Space Technology Corporation	Equipment Financing	April 13, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 6.5%	$5,699	$6,367	$6,179	(9)(14)(19)
	Equipment Financing	September 27, 2024	October 1, 2028	Fixed interest rate 13.8%; EOT 6.5%	9,526	10,122	9,815	(9)(14)(19)
	Equipment Financing	September 27, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	2,049	2,032	2,049	(9)(14)(19)
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	4,653	4,620	4,620	(14)(19)
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	48,000	45,941	45,941	(8)(19)
Total Astranis Space Technology Corporation					69,927	69,082	68,604

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$529	$538	$547	(9)(14)(19)(22)
	Equipment Financing	September 13, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	422	425	432	(9)(14)(19)(22)
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	419	418	428	(9)(14)(19)(22)
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	480	477	482	(9)(14)(19)(22)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	588	578	586	(9)(14)(19)(22)
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	3,931	3,840	3,840	(14)(19)(22)
Total Impulse Space, Inc.					6,369	6,276	6,315

Kymeta Corporation	Secured Loan	July 3, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$7,900	$7,704	$7,901	(8)(9)(14)(19)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	7,900	7,857	7,929	(8)(9)(14)(19)
Total Kymeta Corporation					15,800	15,561	15,830

Rocket Lab USA, Inc.	Equipment Financing	December 29, 2023	January 1, 2029	Fixed interest rate 14.8%; EOT 1.0%	$21,834	$21,523	$22,872	(9)(10)(14)(19)(22)
	Equipment Financing	March 20, 2025	April 1, 2030	Fixed interest rate 12.3%; EOT 1.0%	11,955	11,946	12,215	(9)(10)(14)(19)(22)
Total Rocket Lab USA, Inc.					33,789	33,469	35,087

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Slingshot Aerospace, Inc.	Secured Loan	July 12, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$23,700	$23,499	$23,907	(8)(9)(14)(19)
	Secured Loan	August 7, 2024	April 30, 2026	Fixed interest rate 10.0%; EOT 0.0%	500	500	559
Total Slingshot Aerospace, Inc.					24,200	23,999	24,466

Sub-total: Space Technology (15.1%)*					$150,085	$148,387	$150,302

Supply Chain Technology
Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.5%	$19,495	$20,307	$19,035	(8)(14)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	June 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$266	$275	$279	(9)(14)
	Equipment Financing	December 23, 2024	January 1, 2028	Fixed interest rate 12.3%; EOT 4.0%	1,322	1,340	1,352	(9)(14)
	Equipment Financing	September 9, 2025	October 1, 2028	Fixed interest rate 12.0%; EOT 4.0%	1,652	1,636	1,636	(14)
Total Nucleus RadioPharma, Inc.					3,240	3,251	3,267

Sub-total: Supply Chain Technology (2.2%)*					$22,735	$23,558	$22,302

Transportation Technology
EVO Transportation & Energy Services, Inc.	Equipment Financing	May 2, 2025	May 1, 2028	Fixed interest rate 4.5%; EOT 12.0%	$2,917	$3,007	$2,743	(19)
	Equipment Financing	May 23, 2025	June 1, 2028	Fixed interest rate 4.7%; EOT 12.0%	2,248	2,307	2,107	(19)
Total EVO Transportation & Energy Services, Inc.					5,165	5,314	4,850

NextCar Holding Company, Inc.	Secured Loan	December 14, 2021	December 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	$1,830	$2,092	$437	(8)(18)
	Secured Loan	December 15, 2021	December 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,274	2,379	543	(8)(18)
	Secured Loan	February 23, 2022	December 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	679	(8)(18)
	Secured Loan	March 16, 2022	December 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	3,411	3,569	814	(8)(18)
	Secured Loan	April 18, 2022	December 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	679	(8)(18)
	Secured Loan	April 18, 2022	December 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	679	(8)(18)
	Secured Loan	May 17, 2022	December 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	5,685	5,948	1,357	(8)(18)
	Secured Loan	June 22, 2022	December 31, 2025	Variable interest rate Prime + 5.8% or Floor rate 9.0%; EOT 2.0%	2,843	2,974	679	(8)(18)
Total NextCar Holding Company, Inc.					24,572	25,884	5,867

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,332	$9,569	$8,287	(8)(9)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	194	206	199	(9)
Total Get Spiffy, Inc.					9,526	9,775	8,486

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Uveye, Inc.	Equipment Financing	December 26, 2024	January 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	$15,689	$15,654	$15,754	(14)
	Equipment Financing	March 28, 2025	April 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	4,310	4,289	4,314	(14)
	Equipment Financing	May 15, 2025	June 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	1,112	1,105	1,111	(14)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	3,558	3,531	3,553	(14)
	Equipment Financing	August 13, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	9,226	9,142	9,142	(14)
	Equipment Financing	September 26, 2025	October 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	6,145	6,082	6,082	(14)
Total Uveye, Inc.					40,040	39,803	39,956

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$4,682	$4,776	$4,451	(8)

Sub-total: Transportation Technology (6.4%)*					$83,985	$85,552	$63,610

Total: Debt Securities- United States (186.7%)*					$1,904,207	$1,903,394	$1,864,257

Debt Securities- Canada

Construction Technology
Nexii, Inc.	Secured Loan	July 24, 2024	July 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$365	$365	$307	(10)(23)

Sub-total: Construction Technology (0.0%)*					$365	$365	$307

Real Estate Technology
Maple Raptor Acquisition Inc. (dba Rentsync)	Secured Loan	April 28, 2025	April 26, 2030	Variable interest rate CORRA 3 Month Term + 9.4%; EOT 0.0%	$19,806	$19,402	$20,157	(8)(10)(20)

Sub-total: Real Estate Technology (2.0%)*					$19,806	$19,402	$20,157

Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$17,765	$17,419	$17,610	(9)(10)(14)(19)
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	3,420	3,317	3,317	(10)(14)(19)
Total Earthdaily Constellation Holdings, LP					21,185	20,736	20,927

Sub-total: Space Technology (2.1%)*					$21,185	$20,736	$20,927

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	July 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,062	$5,900	(8)(10)(23)

Sub-total: Supply Chain Technology (0.6%)*					$6,000	$6,062	$5,900

Total: Debt Securities- Canada (4.7%)*					$47,356	$46,565	$47,291

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Europe

Healthcare Technology
Unmind LTD	Secured Loan	July 8, 2025	August 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.0%	$19,500	$19,016	$19,016	(8)(10)

Sub-total: Healthcare Technology (1.9%)*					$19,500	$19,016	$19,016

Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$29,375	$29,161	$29,942	(8)(10)(14)(19)

Sub-total: Medical Devices (3.0%)*					$29,375	$29,161	$29,942

Other Healthcare Services
Zandivio PLC	Secured Loan	October 30, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$28,200	$27,790	$28,141	(8)(10)(14)(19)

Sub-total: Other Healthcare Services (2.8%)*					$28,200	$27,790	$28,141

Space Technology
All.Space Networks, Limited.	Secured Loan	August 22, 2022	September 1, 2027	Variable interest rate Prime + 7.0% or Floor rate 11.5%; EOT 2.5%	$7,936	$8,109	$7,894	(8)(10)

Sub-total: Space Technology (0.8%)*					$7,936	$8,109	$7,894

Total: Debt Securities- Europe (8.5%)*					$85,011	$84,076	$84,993

Total: Debt Securities (200.0%)*					$2,036,574	$2,034,035	$1,996,541

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	15,976	$5.50	$48	$—

D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	13,585	$16.05	$184	$287	(19)(22)

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Class A Common Stock	851,063	$0.10	$25	$—	(17)

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$82

K2View Inc.	Warrant	May 30, 2025	May 30, 2035	Ordinary	252,050	$1.38	$150	$114	(17)

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	38,319	$5.23	$286	$314	(9)(19)

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	2,176,343	$0.19	$151	$145	(9)(19)

Tquila Automation, Inc	Warrant	July 2, 2025	July 2, 2037	Common Stock	32,247	$0.81	$41	$35	(19)

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	604,703	$2.40	$653	$639	(19)

Sub-Total: Artificial Intelligence & Automation (0.2%)*							$1,587	$1,616

Biotechnology

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$43	$36	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	24	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	146	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	962
	Warrant	May 30, 2025	May 30, 2035	Preferred Series C	914,565	$0.01	1,880	1,934	(17)
Total Pendulum Therapeutics, Inc.							2,665	3,102

Sub-Total: Biotechnology (0.3%)*							$2,665	$3,102

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$1,666
	Warrant	September 23, 2024	September 23, 2034	Common Stock	2,094,922	$0.51	695	495	(9)(19)
Total Tarana Wireless, Inc.							1,662	2,161

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(23)

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$21

Sub-Total: Connectivity (0.2%)*							$1,684	$2,182

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$—	(17)(23)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	—	(23)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	2	(17)(23)
Total Project Frog, Inc.							38	3

Sub-total: Construction Technology (0.0%)*							$38	$3

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$639	$10	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	1	(17)
Total BaubleBar, Inc.							711	11

Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	94,943	$4.05	$126	$112	(19)

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Preferred Series A-1	759,263	$0.84	$259	$—	(17)

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$3

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$326	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	100
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	81
Total Madison Reed, Inc.							312	507

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	$54	$624	(17)(19)
	Warrant	September 29, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	49	624	(17)(19)
	Warrant	August 1, 2024	August 1, 2034	Preferred Series A-3	243,668	$0.68	104	624	(17)(19)
	Warrant	July 18, 2025	August 1, 2034	Preferred Series A-3	243,668	$0.68	780	624	(17)(19)
Total Ogee, Inc.							987	2,496

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$64
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	27
Total Portofino Labs, Inc.							259	91

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Common Stock	10,833	$48.46	$203	$—

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$268	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$—

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$1

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$18	(17)

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$3,512	(9)(19)

Sub-total: Consumer Products & Services (0.7%)*							$4,756	$7,019

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Warrant	August 8, 2025	August 8, 2035	Common Stock	162,985	$3.35	$443	$446	(19)

Sub-total: Diagnostics & Tools (0.0%)*							$443	$446

Education Technology
Edblox, Inc.	Warrant	March 19, 2024	March 19, 2034	Common Stock	111,458	$1.71	$152	$—	(9)

Medical Sales Training Holding Company	Warrant	March 18, 2021	March 18, 2031	Common Stock	130,853	$7.74	$108	$—
	Warrant	April 17, 2024	April 17, 2034	Common Stock	32,493	$7.74	73	—
	Warrant	December 18, 2024	December 18, 2034	Common Stock	21,444	$7.74	4	—
Total Medical Sales Training Holding Company							185	—

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$10

Sub-Total: Education Technology (0.0%)*							$457	$10

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Finance and Insurance
Alt Platform Inc.	Warrant	July 8, 2025	July 8, 2035	Common Stock	256,692	$0.74	$310	$302	(10)(12)(21)

Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	47,479	$17.28	$629	$377	(9)(19)
	Warrant	August 7, 2025	August 7, 2032	Preferred Series F Prime	4,083	$0.00	148	194	(9)(19)
Total Beam Technologies, Inc.							777	571

Bestow, Inc.	Warrant	August 1, 2024	August 1, 2034	Preferred Series C-2	349,793	$0.01	$1,987	$2,362	(17)

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	80,578	$0.76	$67	$99	(9)(19)
	Warrant	December 20, 2024	July 31, 2034	Common Stock	80,577	$0.76	189	99	(9)(19)
	Warrant	February 3, 2025	July 31, 2034	Common Stock	80,578	$0.76	164	99	(9)(19)
	Warrant	May 20, 2025	July 31, 2034	Common Stock	161,157	$0.76	290	198	(9)(19)
	Warrant	June 13, 2025	July 31, 2034	Common Stock	80,578	$0.76	145	99	(9)(19)
Total Centivo Corporation							855	594

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,572

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$3,298	(9)(19)

Eqis Capital Management, Inc.	Warrant	June 15, 2022	June 15, 2032	Preferred Class B	904,000	$0.01	$10	$88	(17)

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	123,816	$2.68	$293	$9	(9)(19)

Inshur, Inc.	Warrant	June 10, 2025	June 10, 2035	Common Stock	32,049	$6.05	$234	$205

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$541

Kard Financial, Inc.	Warrant	September 10, 2025	September 10, 2035	Common Stock	210,899	$1.36	$249	$238	(19)

One Million Metrics (dba Kinetic)	Warrant	August 25, 2025	August 25, 2035	Common Stock	168,871	$0.51	$134	$118	(19)

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	85,778	$0.70	$79	$108	(9)(19)

Mesa Financial, Inc.	Warrant	August 29, 2024	August 29, 2034	Common Stock	62,422	$0.73	$28	$41	(10)(12)(21)

Mesa Financing I, LLC	Warrant	May 7, 2025	May 7, 2035	Common Stock	22,519	$0.01	$8	$14	(10)(12)(21)
	Warrant	June 25, 2025	May 7, 2035	Common Stock	61,926	$0.01	21	38	(10)(12)(21)
	Warrant	July 31, 2025	May 7, 2035	Common Stock	28,148	$0.01	11	17	(10)(12)(21)
Total Mesa Financing I, LLC							40	69

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$357	(10)(12)(21)
	Warrant	July 25, 2024	July 25, 2034	Common Stock	24,641	$7.09	108	357	(10)(12)(21)
	Warrant	December 23, 2024	December 23, 2034	Common Stock	3,657	$11.14	49	47	(10)(12)(21)
Total Parafin, Inc.							275	761

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	60,995	$3.10	$84	$108	(9)(17)(19)

RealtyMogul, Co.	Warrant	January 16, 2020	December 18, 2027	Preferred Series B	954,979	$0.95	$285	$946	(17)

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$445	(10)(12)(21)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	104	(10)(12)(21)
Total Slope Tech, Inc.							221	549

Thrivory, Inc.	Warrant	September 9, 2025	September 9, 2035	Common Stock	484,952	$0.01	$18	$14	(10)(12)(21)

Under Technologies, Inc.	Warrant	May 3, 2024	May 3, 2034	Common Stock	76,133	$2.90	$210	$189	(9)(19)

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	111,153	$1.58	$102	$113	(9)(19)

Sub-Total: Finance and Insurance (1.3%)*							$7,353	$12,796

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Preferred Class B	3,741	$140.21	$287	$440	(17)

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Stock	2,387	$19.12	$7	$53	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Stock	12,010	$18.89	26	270	(9)(19)
Total DrinkPak, LLC							33	323

Emergy, Inc.	Warrant	October 5, 2022	October 5, 2032	Common Stock	4,051	$39.60	$181	$—	(9)

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$7,525

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$21.42	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total Intelligent Brands, Inc.							657	—

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$11

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Class A Common Stock	20,181	$2.13	$79	$2	(17)

Sub-Total: Food and Agriculture Technologies (0.8%)*							$1,420	$8,301

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$—

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$593	(11)(17)(23)
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	930	(11)(17)(23)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	281	(11)(17)(23)
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	1,816	(11)(17)(23)
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	8,525	(17)(23)
Total Edeniq, Inc.							7	12,145

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
	Warrant	October 31, 2024	October 31, 2034	Preferred Class F	250	$25,000.00	—	—	(17)
Total Footprint International Holding, Inc.							4,614	—

Form Energy Inc.	Warrant	October 21, 2024	October 21, 2034	Common Stock	85,556	$8.03	$796	$606	(9)(19)

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$253
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	147
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	237
Total Mainspring Energy, Inc.							853	637

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$64	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	29	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	92	(9)(17)
Total RTS Holding, Inc.							580	185

Sub-Total: Green Technology (1.4%)*							$6,885	$13,573

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	64,777	$0.79	$108	$81	(9)(19)

Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$101	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Stock	281	$527.51	$93	$4

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$14	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	78	(17)
Total Hospitalists Now, Inc.							462	92

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$13
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	13
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	14
Total Lark Technologies, Inc.							493	40

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$62	(17)

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	31,216	$1.01	$43	$42	(9)(19)

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	10,157	$23.09	$273	$286	(19)

RXAnte, Inc.	Warrant	November 21, 2022	November 21, 2032	Preferred A	16,517	$10.00	$89	$183	(9)(17)(19)
	Warrant	April 7, 2023	November 21, 2032	Preferred A	5,518	$10.00	25	61	(9)(17)(19)
	Warrant	October 17, 2023	November 21, 2032	Preferred A	5,506	$10.00	37	61	(9)(17)(19)
Total RXAnte, Inc.							151	305

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Preferred Class A	268,983	$2.09	$80	$3	(17)
	Warrant	March 3, 2023	April 29, 2032	Preferred Class A	268,983	$2.09	80	3	(17)
Total TMRW Life Sciences, Inc.							160	6

Sub-Total: Healthcare Technology (0.1%)*							$1,984	$1,019

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$4

Sub-Total: Human Resource Technology (0.0%)*							$38	$4

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

Sub-total: Industrials (0.0%)*							$93	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Marketing, Media, and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	561,670	$7.29	$3,645	$1,720	(19)

Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$375	$—

Firefly Systems, Inc.	Warrant	January 29, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$171

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$42	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$393

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	174,032	$7.35	$571	$557	(9)(19)

Vox Media Holdings, Inc.	Warrant	June 25, 2025	June 25, 2035	Class A Common Stock	1,580,142	$0.37	$464	$455	(9)(17)(19)

Sub-Total: Marketing, Media, and Entertainment (0.3%)*							$5,479	$3,338

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	937,604	$0.99	$612	$459	(9)(19)

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$127	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,288	$0.69	$29	$18	(9)(17)

Elucent Medical, Inc.	Warrant	October 31, 2024	October 31, 2034	Preferred Series C-2	1,628,141	$0.30	$144	$343	(9)(19)

Lightforce Orthodontics, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Series D	62,627	$18.01	$249	$72	(17)(19)
	Warrant	September 25, 2024	August 6, 2034	Preferred Series D	10,438	$18.01	37	12	(17)(19)
Total Lightforce Orthodontics, Inc.							286	84

Nalu Medical, Inc	Warrant	July 3, 2025	July 3, 2035	Preferred Series E	71,043	$4.85	$115	$108	(17)(19)(22)

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	798,085	$0.38	$71	$49	(9)(17)
	Warrant	August 30, 2024	August 10, 2033	Preferred Series C	399,042	$0.38	39	25	(9)(17)
Total Neuros Medical, Inc.							110	74

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	38,529	$2.86	$46	$52	(19)

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A	95,688	$5.01	$51	$152	(9)(17)(19)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Preferred Series D	32,684	$10.33	$120	$281	(9)(17)

Sub-Total: Medical Devices (0.2%)*							$2,006	$1,698

Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	243,868	$4.77	$841	$1,332	(19)

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Class A Common Stock	763,137	$0.28	$251	$951	(9)(17)(19)

Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$247	(17)
	Warrant	October 1, 2024	March 28, 2034	Preferred Series 3	384,615	$0.65	33	42	(17)
	Warrant	January 6, 2025	March 28, 2034	Preferred Series 3	192,308	$0.65	23	21	(17)
Total Metabolon, Inc.							700	310

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Preferred Class B	7,958	$53.40	$129	$113	(9)(17)

Sub-Total: Other Healthcare Services (0.3%)*							$1,921	$2,706

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Real Estate Technology
Homelight Lending, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$7

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$85.27	$208	$—	(23)
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—	(23)
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	1	(23)
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	1	(10)(12)(17)(21)(23)
	Warrant	September 16, 2024	September 16, 2034	Preferred Series BB	93,951,849	$0.00	2,391	904	(17)(23)
	Warrant	September 27, 2023	September 27, 2033	Preferred Series AA-1	5,084,804	$0.09	—	—	(17)(23)
Total Knockaway, Inc.							2,864	906

Maxwell Financial Labs, Inc.	Warrant	October 8, 2020	October 8, 2030	Common Stock	106,735	$0.29	$21	$13
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	14
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	6
	Warrant	May 10, 2024	May 10, 2034	Common Stock	303,562	$0.27	83	38
	Warrant	July 1, 2024	May 10, 2034	Common Stock	303,562	$0.27	91	38
	Warrant	January 1, 2025	May 10, 2034	Common Stock	308,162	$0.27	13	39
Total Maxwell Financial Labs, Inc.							390	148

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$84	(17)
	Warrant	February 12, 2025	February 12, 2034	Preferred Series 1	228,000	$0.01	126	84	(17)
Total Orchard Technologies, Inc.							126	168

Sub-Total: Real Estate Technology (0.1%)*							$3,381	$1,229

SaaS
All Seated, Inc.	Warrant	February 28, 2022	February 28, 2032	Common Stock	5,101	$15.72	$22	$—

Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	31,572	$15.87	$440	$744	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Class B Common	499,366	$0.36	$166	$96	(9)(17)

Crowdtap, Inc.	Warrant	January 16, 2020	December 16, 2025	Preferred Series B	442,233	$1.09	$42	$627	(17)
	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	9	142	(17)
Total Crowdtap, Inc.							51	769

Gtxcel, Inc.	Warrant	January 16, 2020	August 30, 2026	Preferred Series D	1,000,000	$0.21	83	—	(17)

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$440	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	204,760	$1.98	$433	$304	(9)(19)

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$86

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	55,818	$1.98	$136	$181	(9)(19)
	Warrant	May 16, 2025	June 21, 2034	Common Stock	54,476	$1.98	164	177	(9)(19)
Total Steno Agency, Inc.							300	358

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$14	(9)

Sub-Total: SaaS (0.3%)*							$2,587	$2,811

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$83	$281	(9)(19)
	Warrant	September 27, 2024	September 27, 2034	Common Stock	156,677	$2.27	683	717	(9)(19)
	Warrant	June 26, 2025	June 26, 2035	Common Stock	39,557	$0.01	191	206	(9)(19)
	Warrant	August 25, 2025	August 25, 2035	Common Stock	439,662	$2.33	1,671	2,006	(19)
Total Astranis Space Technology Corporation							2,628	3,210

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$19
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	3
Total Axiom Space, Inc.							160	22

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,286	$6.24	$144	$145	(9)(19)

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	32,877	$1.91	$133	$843	(9)(19)(22)

Slingshot Aerospace, Inc.	Warrant	July 12, 2024	July 12, 2034	Common Stock	328,416	$0.46	$400	$459	(9)(19)

Kymeta Corporation	Warrant	July 3, 2024	July 3, 2034	Common Stock	3,995,407	$0.11	$331	$229	(9)(19)

Sub-Total: Space Technology (0.5%)*							$3,796	$4,908

Supply Chain Technology
Macrofab, Inc.	Warrant	January 14, 2025	July 21, 2035	Common Stock	311,176	$0.01	$166	$2
	Warrant	January 14, 2025	January 29, 2034	Preferred C-1	392,157	$0.01	254	125	(17)
	Warrant	January 14, 2025	April 11, 2036	Common Stock	161,006	$0.01	64	1
	Warrant	January 14, 2025	July 21, 2035	Preferred C-1	311,177	$0.01	166	99	(17)
	Warrant	January 14, 2025	April 11, 2036	Preferred C-1	161,007	$0.01	64	52	(17)
	Warrant	January 14, 2025	January 14, 2035	Preferred C-1	247,173	$0.01	151	78	(17)
Total Macrofab, Inc.							865	357

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	43,636	$1.99	$69	$14	(9)

Sub-Total: Supply Chain Technology (0.0%)*							$934	$371

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$—	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Class A Common	6,211	$64.42	35	—	(13)
	Warrant	February 23, 2022	February 23, 2027	Class A Common	486	$64.42	3	—	(13)
	Warrant	March 16, 2022	March 16, 2027	Class A Common	583	$64.42	3	—	(13)
	Warrant	April 18, 2022	April 18, 2027	Class A Common	5,336	$64.42	7	—	(13)
	Warrant	September 29, 2022	September 29, 2027	Preferred Stock	1,224,752	$0.22	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Uveye, Inc.	Warrant	December 26, 2024	December 26, 2034	Preferred Ordinary	476,031	$4.38	$539	$393	(17)

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,271	$4.34	$95	$52

Sub-Total: Transportation Technology (0.0%)*							$1,260	$445

Total: Warrant Investments- United States (6.8%)*							$50,767	$67,577

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Canada

Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025	June 10, 2035	Class B Common Stock	1,775,329	$0.81	$993	$1,219	(9)(10)(17)(19)

Sub-Total: Space Technology (0.1%)*							$993	$1,219

Total: Warrant Investments- Canada (0.1%)*							$993	$1,219

Warrant Investments- Europe

Healthcare Technology
Unmind LTD	Warrant	July 7, 2025	July 7, 2035	Ordinary	122,340	€149.02	$518	$527	(10)(17)

Sub-Total: Healthcare Technology (0.1%)*							$518	$527

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Ordinary	11,771	€149.02	$130	$119	(10)(17)

Sub-Total: Industrials (0.0%)*							$130	$119

Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Ordinary	7,520	€0.01	$122	$125	(10)(17)(19)

Sub-Total: Medical Devices (0.0%)*							$122	$125

Other Healthcare Services
Zandivio PLC	Warrant	October 29, 2024	October 29, 2034	Common Stock	132,042	€0.01	$771	$516	(10)(19)

Sub-Total: Other Healthcare Services (0.1%)*							$771	$516

Space Technology
All.Space Networks, Limited.	Warrant	August 19, 2022	August 19, 2032	Common Stock	71,203	$21.79	$113	$—	(10)
	Warrant	August 22, 2024	August 22, 2034	Common Stock	35,601	$8.90	1	—	(10)
Total All.Space Networks, Limited.							114	—

Sub-Total: Space Technology (0.0%)*							$114	$—

Total: Warrant Investments- Europe (0.1%)*							$1,655	$1,287

Total: Warrant Investments- (7.0%)*							$53,415	$70,083

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Artificial Intelligence & Automation
Cabernet AI, Inc.	Equity	February 27, 2025	$500	SAFE Note	$500	$500	(17)

Sub-Total: Artificial Intelligence & Automation (0.1%)*					$500	$500

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Series 6	$500	$419	(17)

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(23)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	—	(16)(23)
Total Vertical Communications, Inc.					3,966	—

viaPhoton Inc.	Equity	May 23, 2024	$740	SAFE Note	$370	$370	(17)

Sub-Total: Connectivity (0.1%)*					$4,836	$789

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$352	6	(17)(23)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	11	(17)(23)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	6	(23)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	32	(17)(23)
Total Project Frog, Inc.					4,622	55

Sub-Total: Construction Technology (0.0%)*					$4,622	$55

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$530	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Common Stock	$500	$—

Rinse, Inc.	Equity	December 30, 2024	290,242	Preferred Series D	$500	$547	(17)

Sub-Total: Consumer Products & Services (0.1%)*					$1,500	$1,077

Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	128,393	Preferred Series B-1	$375	$320	(9)(17)(19)

Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Equity	May 16, 2024	2,810,235	Preferred Series C	$20,000	$30,037	(17)
	Equity	May 15, 2024	300,285	Common Stock	4,023	2,816
Total Tilt Finance, Inc. (dba Empower Financial, Inc.)					24,023	32,853

Mesa Financing I, LLC	Equity	September 17, 2025	$500	SAFE Note	$500	$500	(10)(12)(17)(21)

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D-1	$500	$516	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$513	(10)(12)(17)(21)

Upgrade Master Pass - Thru Trust, Series 2025-ST5 (Estimated Yield 15.08%, maturity July 15, 2030)	Equity	August 11, 2025	$7,000	Series Certificate	$6,506	$6,506	(10)(12)(17)(21)

Sub-Total: Finance and Insurance (4.1%)*					$32,794	$41,208

Food and Agriculture Technologies
Emergy, Inc.	Equity	June 28, 2021	7,595	Common Stock	$500	$—

Athletic Brewing Company, LLC	Equity	August 1, 2024	1,214	Preferred Class B	$283	$261	(9)(17)(19)

Sub-Total: Food and Agriculture Technologies (0.0%)*					$783	$261

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	11,140	Preferred Series D-1	$325	$340	(9)(17)(19)

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$3,397	(11)(17)(23)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,760	(11)(17)(23)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	9,027	(11)(17)(23)
Total Edeniq, Inc.					—	14,184

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$437	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$231	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series E-1D	$334	$400	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series E-1D1	405	398	(9)(17)
	Equity	February 7, 2025	2,054	Preferred Series E-1	328	340	(9)(17)
Total RTS Holding, Inc.					1,067	1,138

Sub-Total: Green Technology (1.6%)*					$2,392	$16,330

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B-1	$300	$260	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$77	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	75	(17)
Total Emerald Cloud Lab, Inc.					629	152

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$101	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(23)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(23)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(23)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-Total: Healthcare Technology (0.1%)*					$8,149	$513

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—	(23)
	Equity	September 30, 2025	16,314,426	Preferred Series AA-1	3,781	3,781	(23)
	Equity	September 30, 2025	2,392,230	Preferred Series AAA	1,000	661	(23)
Total Nomad Health, Inc.					5,281	4,442

Sub-Total: Human Resource Technology (0.4%)*					$5,281	$4,442

Industrials
Digilens, Inc.	Equity	July 29, 2023	21,730	Preferred Series A-1	$13	$19	(17)
	Equity	September 18, 2024	9,498	Preferred Series A-1	8	9	(17)
	Equity	January 12, 2024	12,205	Preferred Series A-1	7	11	(17)
	Equity	March 24, 2025	4,489	Preferred Series A-1	4	4	(17)
	Equity	October 10, 2023	6,332	Preferred Series A-1	4	6	(17)
	Equity	May 6, 2024	4,117	Preferred Series A-1	4	4	(17)
	Equity	June 9, 2024	2,617	Preferred Series A-1	2	2	(17)
	Equity	May 20, 2024	126,641	Preferred Series A-1	110	114	(17)
	Equity	March 26, 2025	73,873	Preferred Series A-1	65	66	(17)
Total Digilens, Inc.					217	235

Sub-Total: Industrials (0.0%)*					$217	$235

Multi-Sector Holdings
AZ-VC Fund I, LLC	Equity	June 30, 2022	—	Preferred	$570	$571	(7)(10)(17)

Direct Lending 2025 LLC	Equity	September 24, 2025	—	Preferred	$22,350	$22,350	(7)(10)(17)(23)

Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Preferred	$5,522	$5,878	(7)(10)(17)(23)

Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	Equity	June 28, 2024	—	Preferred	$10,000	$10,176	(7)(10)(17)(23)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	—	Preferred	$1	$9,586	(17)(23)

Sub-Total: Multi-Sector Holdings (4.9%)*					$38,443	$48,561

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$501	$—	(23)
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	6	(17)(23)
	Equity	September 16, 2024	97,866,510	Preferred Series BB	2,500	951	(17)(23)
	Equity	September 7, 2023	3,409,997	Preferred Series AA-1	—	2	(17)(23)
Total Knockaway Inc.					3,251	959

Orchard Technologies, Inc.	Equity	August 6, 2021	2,938	Preferred Series 2	$29	$—	(17)
	Equity	March 16, 2023	97,060	Preferred Series 1	971	37	(17)
	Equity	January 24, 2025	3,009	Preferred Series 1	1	1	(17)
	Equity	January 24, 2025	$10,900	SAFE Note	5	5	(17)
Total Orchard Technologies, Inc.					1,006	43

Maxwell Financial Labs, Inc	Equity	January 22, 2021	84,998	Preferred Series B	$313	$64	(17)
	Equity	May 10, 2024	229,972	Preferred Series B-1	365	261	(17)
	Equity	October 2, 2024	32,839	Preferred Series B-2	121	126	(17)
	Equity	October 2, 2024	17,804	Common Stock	66	3
	Equity	September 11, 2025	294,171	Preferred Series B-2	868	1,131
Total Maxwell Financial Labs, Inc					1,733	1,585

Sub-Total: Real Estate Technology (0.3%)*					$5,990	$2,587

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$569	(9)(17)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$546	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$208	(9)(17)

Dahlia Clipper SPV, L.P.	Equity	July 25, 2025	n/a	Preferred SPV Member Units	$2,000	$2,019	(17)

Sub-total: SaaS (0.3%)*					$3,325	$3,342

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Series C Prime Preferred	$300	$151	(9)(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	628	(9)(17)
Total Astranis Space Technology Corporation					900	779

Axiom Space, Inc.	Equity	January 18, 2023	3,624	Preferred Series C-1	$521	$428	(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred A-4	$500	$522	(17)
	Equity	December 11, 2023	31,831	Preferred B-1	300	313	(9)(17)
Total Hadrian Automation, Inc.					800	835

Impulse Space, Inc.	Equity	August 30, 2024	23,240	Preferred Series B	$325	$690	(9)(17)(19)
	Equity	May 9, 2025	8,503	Preferred Series C	325	329	(9)(17)(19)
Total Impulse Space, Inc.					650	1,019

Sub-total: Space Technology (0.3%)*					$2,871	$3,061

Supply Chain Technology
Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred C-1	$500	$81	(17)

Sub-total: Supply Chain Technology (0.0%)*					$500	$81

Transportation Technology
Get Spiffy, Inc.	Equity	April 14, 2025	16,024,208	Preferred Series A-2	$31	$44	(9)(17)

NextCar Holding Company, Inc.	Equity	April 18, 2023	2,688,971	Preferred Series A-6	$—	$—	(17)

Sub-total: Transportation Technology (0.0%)*					$31	$44

Total: Equity Investments- United States (12.3%)*					$112,234	$123,086

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	6,126	Preferred Series A-1	$3,049	$164	(10)(17)(23)
	Equity	July 24, 2024	50,000	Preferred Series A-1	1,370	1,340	(10)(17)(23)
Total Nexii, Inc.					4,419	1,504

Sub-Total: Construction Technology (0.2%)*					$4,419	$1,504

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Series 2 Seed	$660	$1,147	(10)(23)

Sub-total: Supply Chain Technology (0.1%)*					$660	$1,147

Total: Equity Investments- Canada (0.3%)*					$5,079	$2,651

Total: Equity Investments (12.6%)*					$117,313	$125,737

Total Investment in Securities (219.6%)*					$2,204,763	$2,192,361

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$191	$191
Other cash accounts					9,276	9,276
Cash and Cash Equivalents (0.9%)*					9,467	9,467

Total Portfolio Investments and Cash and Cash Equivalents (220.6%) of net assets)					$2,214,230	$2,201,828

			Notional Amount		Notional Amount
Foreign Currency Forward Contracts	Settlement Date	Counterparty	to be Sold	Transaction	to be Purchased	Fair Value
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD 26,762	Sold	$19,584	$181
Total Foreign Currency Forward (0.0%)*					$19,584	$181

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of September 30, 2025, Trinity Capital Inc. (the "Company") had nine foreign domiciled portfolio companies, four of which are based in Canada and five of which are based in Europe. As of September 30, 2025, these foreign domiciled portfolio investments represented 13.8% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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

September 30, 2025

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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of September 30, 2025, the U.S. Prime Rate (“Prime”) was 7.25%, the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 4.13%, the SOFR 3-Month Term Rate was 3.97%, and the Canadian Overnight Repo Rate Average (“CORRA”) 3-Month Term rate was 2.45%.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 16.5% of the Company’s total assets as of September 30, 2025. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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
(18)
Investment is on non-accrual status as of September 30, 2025 and is therefore considered non-income producing.
(19)
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC) owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(20)
Investment has an unfunded commitment as of September 30, 2025 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(21)
Borrower is a wholly owned, special purpose vehicle subsidiary of named portfolio company.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share and per share data)

(Unaudited)

(22)
Direct Lending 2025 LLC owns an additional portion of this security. See “Note 12-Related Party Transactions” for further discussion.
(23)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of September 30, 2025, along with transactions during the nine months ended September 30, 2025 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2024	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	September 30, 2025	Dividend Income
For the Nine Months Ended September 30, 2025
Control Investments
Edeniq, Inc.	$18,105	$—	$—	$—	$8,222	$26,327	$—
Project Frog, Inc.	44	—	—	—	13	57	—
Vertical Communications, Inc.	16,608	3,071	(1,328)	—	(2,428)	15,923	1,201
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	47
Knockaway, Inc.	49,141	35,945	(40,047)	—	(3,039)	42,000	6,319
Direct Lending 2025 LLC	—	22,350	—	—	—	22,350	—
Trinity Capital Adviser, LLC	4,851	—	—	—	4,735	9,586	—
Total Control Investments	$89,249	$61,366	$(41,375)	$—	$7,503	$116,743	$7,567

Affiliate Investments
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	9,215	785	—	—	176	10,176	808
GoFor Delivers, Inc.	6,441	34	—	—	572	7,047	574
Nexii, Inc.	3,997	—	—	—	(2,186)	1,811	28
Nomad Health, Inc. (3)	28,868	1,162	1,773	(19,039)	(407)	12,356	—
Senior Credit Corp 2022 LLC	19,071	—	—	—	(308)	18,763	2,706
Total Affiliate Investments	$67,592	$1,981	$1,773	$(19,039)	$(2,153)	$50,153	$4,116

Total Control and Affiliate Investments	$156,841	$63,347	$(39,602)	$(19,039)	$5,350	$166,896	$11,683

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
(3)
The portfolio company was designated as an affiliate investment during the three months ended September 30, 2025, and the interest and dividend income presented represents amounts earned during that period.

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

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC (the “Senior Credit Corp”), a Delaware limited liability company. Senior Credit Corp invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. Refer to “Note 12 – Related Party Transactions” for additional information.

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

On June 28, 2024, the Company and a specialty credit manager funded a portion of their respective capital commitments to commence operations of a credit fund, EPT 16 LLC, a Delaware limited liability company. On August 28, 2025, EPT 16 LLC converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company (“EPT”) and elected to be regulated as a BDC under the 1940 Act. EPT has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. Refer to “Note 12 – Related Party Transactions” for additional information.

On September 24, 2025, the Company entered into a joint venture agreement with a credit financing platform to co-manage Direct Lending 2025 LLC (“Direct Lending”), a Delaware limited liability company. Direct Lending has acquired loans originated by the Company and intends to acquire, hold and, as applicable, dispose of investments as co-investments alongside the Company. Refer to “Note 12 – Related Party Transactions” for additional information.

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

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate the Adviser Sub because it is not an investment company as defined in ASC 946 and provides investment advisory services exclusively to the Adviser Funds with ownership by one or more unrelated third-party investors (“External Parties”). The Company does not consolidate the Senior Credit Corp, EPT or Direct Lending as the Company does not hold a majority of the ownership or economic interests of such entities, and the Company's representatives do not comprise the majority of the board of managers or board of trustees, as applicable, of Senior Credit Corp, EPT or Direct Lending. Pursuant to ASC 946, Senior Credit Corp, the Adviser Sub, EPT and Direct Lending are each accounted for as a portfolio investment of the Company held at fair value and are not included as a consolidated subsidiary in the Company's financial statements. Refer to “Note 12 – Related Party Transactions” for additional information.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of September 30, 2025 and December 31, 2024, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

The SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company’s Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Given the nature of lending to venture capital-backed growth-oriented companies, 98.2%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of $9.5 million and $9.6 million, respectively, of which $0.2 million and $3.8 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund with a yield between 3% - 6%. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2025 and December 31, 2024, the Company did not have any restricted cash.

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

Derivative Instruments

The Company’s derivative instruments include foreign currency forward contracts. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments in the Consolidated Statements of Operations. Realized gains and losses of the derivative instruments are included in net realized gains (losses) on non-control/non-affiliate investments in the Consolidated Statements of Operations. The net cash flows realized on settlement of derivatives are included in realized (gain) loss in the Consolidated Statements of Cash Flows.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $0.7 million and $3.7 million in PIK interest income during the three and nine months ended September 30, 2025, respectively, and $1.6 million and $7.4 million in PIK interest income during the three and nine months ended September 30, 2024, respectively.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During the three and nine months ended September 30, 2025, the Company recorded $1.4 million and $2.7 million in dividend income, respectively. During the three and nine months ended September 30, 2024, the Company recorded $0.5 million and $1.0 million in dividend income, respectively.

Fee and Other Income

The Company recognizes one-time fee income, including, but not limited to, structuring fees, prepayment penalties, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity. In addition, fee income may include fees for originations and administrative agent services rendered by the Company to Senior Credit Corp. Such fees are earned in the period that the services are rendered.

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

As of September 30, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $56.2 million, and a total fair value of approximately $20.7 million, or 1.0%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status, with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of September 30, 2025 and December 31, 2024. All the Company’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$333,992	15.3%	$348,594	15.8%	$319,278	18.1%	$322,735	18.7%
SaaS	222,143	10.1%	224,837	10.3%	144,896	8.2%	146,778	8.5%
Other Healthcare Services	218,387	9.9%	221,041	10.1%	142,430	8.1%	143,186	8.3%
Medical Devices	215,526	9.8%	218,005	9.9%	170,923	9.7%	172,395	10.0%
Space Technology	185,006	8.4%	188,311	8.6%	141,163	8.0%	142,034	8.2%
Healthcare Technology	134,980	6.1%	125,019	5.7%	78,381	4.5%	71,853	4.2%
Artificial Intelligence & Automation	119,822	5.4%	120,839	5.5%	83,505	4.7%	84,448	4.9%
Green Technology	99,402	4.5%	119,586	5.5%	146,851	8.3%	158,852	9.2%
Real Estate Technology	116,655	5.3%	105,504	4.8%	101,825	5.8%	93,587	5.4%
Marketing, Media, and Entertainment	102,537	4.7%	100,860	4.6%	38,749	2.2%	38,479	2.2%
Biotechnology	75,565	3.4%	76,836	3.5%	56,547	3.2%	57,836	3.4%
Transportation Technology	86,843	3.9%	64,099	2.9%	62,735	3.6%	41,547	2.4%
Multi-Sector Holdings (1)	51,328	2.3%	61,446	2.8%	27,623	1.6%	33,137	1.9%
Connectivity	62,133	2.8%	57,688	2.6%	36,099	2.1%	35,249	2.0%
Consumer Products & Services	49,889	2.3%	51,773	2.4%	56,210	3.2%	54,607	3.2%
Supply Chain Technology	31,714	1.4%	29,801	1.4%	29,765	1.7%	28,535	1.7%
Education Technology	33,440	1.5%	27,702	1.3%	33,275	1.9%	29,740	1.7%
Diagnostics & Tools	18,060	0.8%	18,063	0.8%	3,511	0.2%	3,493	0.2%
Food and Agriculture Technologies	18,347	0.8%	15,915	0.7%	31,824	1.8%	24,469	1.4%
Human Resource Technology	17,220	0.8%	12,360	0.6%	33,421	1.9%	28,891	1.7%
Industrials	2,330	0.1%	2,213	0.1%	11,772	0.7%	9,677	0.6%
Construction Technology	9,444	0.4%	1,869	0.1%	9,443	0.5%	4,042	0.2%
Total	$2,204,763	100.0%	$2,192,361	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$692,812	31.4%	$701,602	32.1%	$543,501	30.7%	$543,102	31.5%
Northeast	520,998	23.6%	513,510	23.4%	494,131	28.1%	475,944	27.6%
South	224,102	10.2%	224,730	10.3%	162,180	9.2%	164,654	9.5%
Mountain	229,474	10.4%	220,302	10.0%	191,244	10.9%	180,644	10.5%
Midwest	176,464	8.0%	168,561	7.7%	104,074	5.9%	96,193	5.6%
Southeast	171,788	7.8%	165,338	7.5%	184,636	10.5%	180,002	10.4%
Multi-Sector Holdings (1)	50,758	2.3%	60,875	2.8%	27,623	1.6%	33,137	1.9%
International:
Western Europe	85,731	3.9%	86,281	3.9%	41,366	2.4%	41,455	2.4%
Canada	52,636	2.4%	51,162	2.3%	11,471	0.7%	10,439	0.6%
Total	$2,204,763	100.0%	$2,192,361	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,709,394	77.6%	$1,678,348	76.6%	$1,322,999	75.1%	$1,286,668	74.5%
Equipment Financings	324,641	14.7%	318,193	14.5%	317,962	18.1%	315,463	18.3%
Equity	117,313	5.3%	125,737	5.7%	78,585	4.5%	71,985	4.2%
Warrants	53,415	2.4%	70,083	3.2%	40,680	2.3%	51,454	3.0%
Total	$2,204,763	100.0%	$2,192,361	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

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

The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of September 30, 2025 and December 31, 2024:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2025	December 31, 2024
Foreign currency forward contract	Other assets	$181	$—
Total		$181	$—

Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and nine months ended September 30, 2025 and 2024 is in the following location in the Consolidated Statements of Operations:

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Derivative Instrument	Statement Location	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency forward contract	Net change in unrealized appreciation/(depreciation) from investments	$499	$—	$181	$—
Total		$499	$—	$181	$—

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of September 30, 2025 and December 31, 2024, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2025 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Secured Loans	$—	$—	$1,678,348	$—	$1,678,348
Equipment Financings	—	—	318,193	—	318,193
Warrants	—	—	70,083	—	70,083
Equity	—	—	86,763	38,974	125,737
Total Investments at fair value	—	—	2,153,387	38,974	2,192,361
Cash and cash equivalents	9,467	—	—	—	9,467
Derivative Instruments	—	181	—	—	181
Total Investments including cash and cash equivalents and derivative instruments	$9,467	$181	$2,153,387	$38,974	$2,202,009

(1)
In accordance with ASC 820, the Company's equity investments in Senior Credit Corp 2022 LLC, Trinity Capital Adviser LLC, Eagle Point Trinity Senior Secured Lending Company, AZ-VC Fund I, LLC and Direct Lending 2025 LLC are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

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

(1)
In accordance with ASC 820, the Company's equity investments in Senior Credit Corp 2022 LLC and Eagle Point Trinity Senior Secured Lending Company are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of September 30, 2025.

	Fair Value as of
	September 30, 2025	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,541,059	Discounted Cash Flows	Hypothetical Market Yield	3.4% - 37.8%	15.0%

	405,936	Cost approximates fair value (6)	n/a	n/a	n/a

	36,661	Scenario Analysis	Probability Weighting of Alternative Outcomes	10.0% - 90.0%	n/a

Debt investment in Senior Credit Corp 2022 LLC	12,885	Enterprise Value (7)	n/a	n/a	n/a

Equity investments	78,887	Market Approach	Revenue Multiple (3)	0.3x - 30.2x	3.2	x
			Volatility (5)	38.6% - 111.7%	52.7%
			Risk-Free Interest Rate	3.6% - 3.7%	3.6%
			Estimated Time to Exit (in years)	1.0 - 4.3	2.5

	7,876	Cost approximates fair value (6)	n/a	n/a	n/a

Warrants	67,042	Market Approach	Revenue Multiple (3)	0.1x - 30.2x	4.4	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	36.1% - 140.0%	60.2%
			Risk-Free Interest Rate	3.6% - 3.9%	3.6%
			Estimated Time to Exit (in years)	0.8 - 4.8	2.5

	306	Transaction Precedent (7)	Transaction Price	n/a	n/a

	2,735	Black Scholes	Volatility (5)	58.2% - 77.5%	68.2%
			Discount for Lack of Marketability	n/a	n/a
			Risk-Free Interest Rate	3.7% - 4.1%	3.9%
			Estimated Time to Exit (in years)	4.9 - 9.9	6.6

Total Level 3 Investments	$2,153,387

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

	Fair Value as of
	December 31, 2024	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,206,947	Discounted Cash Flows	Hypothetical Market Yield	9.6% - 56.3%	16.3%

	369,600	Cost approximates fair value (6)	n/a	n/a	n/a

	12,699	Scenario Analysis	Probability Weighting of Alternative Outcomes	1.0% - 100.0%	n/a

Debt investment in Senior Credit Corp 2022 LLC	12,885	Enterprise Value (7)	n/a	n/a	n/a

Equity investments	56,584	Market Approach	Revenue Multiple (3)	0.5x - 34.9x	3.4	x
			Volatility (5)	40.1% - 118.8%	55.4%
			Risk-Free Interest Rate	4.2% - 4.3%	4.3%
			Estimated Time to Exit (in years)	1.0 - 4.5	2.8

Warrants	51,454	Market Approach	Revenue Multiple (3)	0.2x - 34.9x	4.1	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	35.4% - 127.9%	61.0%
			Risk-Free Interest Rate	4.2% - 4.4%	4.3%
			Estimated Time to Exit (in years)	0.7 - 5.0	2.4

Total Level 3 Investments	$1,710,169

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the nine months ended September 30, 2025 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$1,602,131	$56,584	$51,454	$1,710,169
Purchases, net of deferred fees	991,986	12,457	18,246	1,022,689
Non-cash conversions (1)	(3,781)	3,850	(69)	—
Proceeds from sales and paydowns	(602,814)	(981)	(4,050)	(607,845)
Accretion of OID, EOT, and PIK payments	36,431	—	—	36,431
Net realized gain/(loss)	(28,747)	(303)	(1,178)	(30,228)
Net change in unrealized appreciation/(depreciation)	1,335	15,156	5,680	22,171
Fair Value as of September 30, 2025	$1,996,541	$86,763	$70,083	$2,153,387

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of September 30, 2025	$(14,750)	$15,157	$4,005	$4,412

(1)
The non-cash conversion includes an exercise of a warrant to an equity position.

* During the nine months ended September 30, 2025, there were no transfers into or out of Level 3.

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

Fair Value of Financial Instruments Carried at Cost

As of September 30, 2025 and December 31, 2024, the carrying value of the KeyBank Credit Facility was approximately $481.6 million and $113.0 million, respectively. The carrying value of the KeyBank Credit Facility as of September 30, 2025 and December 31, 2024 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2025 and December 31, 2024, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $124.5 million and $124.1 million, respectively, net of unamortized deferred financing costs of $0.5 million and $1.0 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of September 30, 2025, and December 31, 2024, was approximately $116.6 million and $114.1 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2025, and December 31, 2024, the carrying value of the Company’s 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.6 million and $74.3 million, respectively, net of unamortized deferred financing fees of $0.4 million and $0.7 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of September 30, 2025 and December 31, 2024 was approximately $70.2 million and $68.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2025 and December 31, 2024, the carrying value of the Company's 7.875% Notes due March 2029 (the “March 2029 Notes”) was approximately $114.3 million and $112.1 million, respectively, net of unamortized deferred financing fees and premium of $2.5 million and $2.9 million, respectively. The March 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of September 30, 2025 and December 31, 2024 was approximately $117.6 million and $116.2 million, respectively, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”.

As of September 30, 2025 and December 31, 2024, the carrying value of the Company's 7.875% Notes due September 2029 (the “September 2029 Notes”) was approximately $116.6 million and $111.6 million, respectively, net of unamortized deferred financing fees and premium of $3.0 million and $3.4 million, respectively. The September 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's September 2029 Notes as of September 30, 2025 and December 31, 2024 was approximately $120.3 million and $118.0 million, respectively, based on the market closing price of the September 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINI”.

As of September 30, 2025 and December 31, 2024, the carrying value of the Series A Senior Notes (the “Series A Notes”) was approximately $141.2 million and $140.9 million, respectively, net of unamortized deferred financing costs of $1.3 million and $1.7 million, respectively. The Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Series A Notes as of September 30, 2025 and December 31, 2024 was approximately $144.0 million and $142.5 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of September 30, 2025, the carrying value of the Company's 6.750% Notes due July 2030 (the “July 2030 Notes”) was approximately $122.0 million, net of unamortized deferred financing costs and discount of $3.0 million. The July 2030 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s July 2030 Notes as of September 30, 2025 was approximately $125.0 million, which was estimated using a relative market yield approach with Level 3 inputs.

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

The KeyBank Credit Facility includes a commitment of $690.0 million from KeyBank and other banks. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Adjusted Term SOFR plus 2.85% to 3.25%, subject to the number of eligible loans in the collateral pool. The KeyBank Credit Facility provides for a variable advance rate of up to 62% on eligible first lien loans and up to 47% on eligible second lien loans.

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

During the three months ended September 30, 2025, the Company borrowed $437.0 million and made repayments of $438.4 million under the KeyBank Credit Facility. During the nine months ended September 30, 2025, the Company borrowed $1,164.2 million and made repayments of $795.6 million under the KeyBank Credit Facility.

The Company incurred approximately $9.8 million of initial and additional financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of September 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the KeyBank Credit Facility were $6.3 million and $6.6 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had a borrowing availability of approximately $208.4 million and $487.0 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$8,132	$5,731	$21,731	$15,081
Amortization of deferred financing costs	402	284	1,172	703
Total interest and amortization of deferred financing costs	$8,534	$6,015	$22,903	$15,784

Weighted average effective interest rate	7.8%	9.2%	8.0%	9.2%
Weighted average outstanding balance	$434,826	$262,174	$381,433	$228,029

Unsecured Notes

As of September 30, 2025 and December 31, 2024, the Company had the following outstanding Unsecured Notes (dollars in thousands):

	September 30, 2025	December 31, 2024
Series A Notes, net of $1,289 and $1,650, respectively, of unamortized deferred financing costs	$141,211	$140,850
August 2026 Notes, net of $517 and $950, respectively, of unamortized deferred financing costs	124,483	124,050
July 2030 Notes, net of $3,049 and $0, respectively, of unamortized deferred financing costs and discount	121,951	—
September 2029 Notes, net of $3,036 and $3,433, respectively, of unamortized deferred financing costs and premium	116,593	111,567
March 2029 Notes, net of $2,518 and $2,879, respectively, of unamortized deferred financing costs and premium	114,252	112,121
December 2026 Notes, net of $449 and $729, respectively, of unamortized deferred financing costs	74,551	74,271
2025 Notes, net of $0 and $81, respectively, of unamortized deferred financing costs and discount	—	152,419
Convertible Notes, net of $0 and $605, respectively, of unamortized deferred financing costs and discount	—	49,395
Total Unsecured Notes, net of $10,858 and $10,327, respectively, of unamortized deferred financing costs and premium/discount	$693,041	$764,673

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

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters’ discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of September 30, 2025, there were no unamortized deferred financing costs related to the 2025 Notes. As of December 31, 2024, unamortized deferred financing costs related to the 2025 Notes was $0.1 million.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$—	$2,669	$445	$8,800
Amortization of deferred financing costs	—	483	81	1,465
Total interest and amortization of deferred financing costs	$—	$3,152	$526	$10,265

Weighted average effective interest rate	—%	8.3%	8.4%	8.2%
Weighted average outstanding balance	$—	$152,500	$8,379	$167,500

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

On February 20, 2025, the holders of the Convertible Notes exercised their right to convert all of the outstanding principal amount of the Convertible Notes, pursuant to the terms of conditions of the Convertible Notes. At its election, the Company paid $66.2 million in cash to satisfy in full its obligation to pay the principal amount of the Convertible Notes and any accrued interest, such settlement amount being determined based on the then existing conversion rate of 81.6439 per $1,000 principal amount of the Convertible Notes. The net amount of the carrying value of the Convertible Notes and cash paid of $15.8 million was recorded in Paid-In Capital in Excess of Par Value on the Consolidated Statements of Assets and Liabilities, and as such, no realized gain/loss was recorded. As of September 30, 2025, the Convertible Notes are no longer outstanding.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount of debt	$—	$50,000
Unamortized debt financing cost	—	(356)
Original issue discount, net of accretion	—	(249)
Carrying value of Convertible Notes	$—	$49,395

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$—	$750	$417	$2,250
Amortization of deferred financing costs and original issue discount	—	160	89	485
Total interest and amortization of deferred financing costs and original issue discount	$—	$910	$506	$2,735

Weighted average effective interest rate	—%	7.3%	7.2%	7.3%
Weighted average outstanding balance	$—	$50,000	$9,341	$50,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of September 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the August 2026 Notes were $0.5 million and $1.0 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$1,367	$1,367	$4,102	$4,102
Amortization of deferred financing costs	150	149	438	437
Total interest and amortization of deferred financing costs	$1,517	$1,516	$4,540	$4,539

Weighted average effective interest rate	4.9%	4.9%	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000	$125,000	$125,000

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of September 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the December 2026 Notes were $0.4 million and $0.7 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$797	$797	$2,391	$2,391
Amortization of deferred financing costs	93	93	286	286
Total interest and amortization of deferred financing costs	$890	$890	$2,677	$2,677

Weighted average effective interest rate	4.7%	4.7%	4.8%	4.8%
Weighted average outstanding balance	$75,000	$75,000	$75,000	$75,000

March 2029 Notes

On March 28, 2024, the Company issued and sold $115.0 million in aggregate principal amount of its unsecured March 2029 Notes under its shelf Registration Statement on Form N-2, which amount includes the underwriters’ exercise, in full, of their option to purchase an additional $15.0 million in aggregate principal amount of the March 2029 Notes.

The March 2029 Notes were issued pursuant to the Base Indenture and a Fifth Supplemental Indenture, dated as of March 28, 2024 (together with the Base Indenture, the “March 2029 Notes Indenture”), between the Company and the Trustee. The March 2029 Notes mature on March 30, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The March 2029 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option on or after March 30, 2026 upon not less than 30 days’ nor more than 60 days’ written notice prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the outstanding principal amount of the March 2029 Notes, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. In addition, if a change of control repurchase event (as defined in the March 2029 Notes Indenture) occurs prior to the maturity date of the March 2029 Notes, unless the Company has exercised its right to redeem the March 2029 Notes in full, holders will have the right, at their option, to require the Company to repurchase for cash some or all of the March 2029 Notes at a repurchase price equal to 100% of the principal amount of the March 2029 Notes being repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

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

During the three months ended September 30, 2025, the Company issued and sold $0.1 million in aggregate principal amount of its ATM March 2029 Notes and raised $0.1 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agent on notes sold under the Sales Agreement. During the nine months ended September 30, 2025, the Company issued and sold $1.8 million in aggregate principal amount of its ATM March 2029 Notes and raised $1.8 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agent on notes sold under the Sales Agreement. For additional information regarding the March 2029 Notes, see “Note 15 – Subsequent Events.”

The components of the carrying value of the March 2029 Notes were as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount of debt	$116,770	$115,000
Unamortized deferred financing cost	(2,534)	(2,879)
Issuance premium and/or (discount), net of accretion	16	—
Carrying value of March 2029 Notes	$114,252	$112,121

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.6 million, which were capitalized and deferred.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$2,299	$2,264	$6,834	$4,604
Amortization of deferred financing costs	180	170	532	341
Total interest and amortization of deferred financing costs	$2,479	$2,434	$7,366	$4,945

Weighted average effective interest rate	8.5%	8.5%	8.5%	8.4%
Weighted average outstanding balance	$116,703	$115,000	$115,910	$78,066

September 2029 Notes

On July 19, 2024, the Company issued and sold $115.0 million in aggregate principal amount of the September 2029 Notes under its shelf Registration Statement on Form N-2, which amount includes the underwriters’ exercise, in full, of their option to purchase an additional $15.0 million in aggregate principal amount of additional September 2029 Notes.

The September 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and the Trustee (together with the Base Indenture, the "September 2029 Notes Indenture"). The September 2029 Notes mature on September 30, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The September 2029 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option on or after September 30, 2026 upon not less than 30 days’ nor more than 60 days’ written notice prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the outstanding principal amount of the September 2029 Notes, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. In addition, if a change of control repurchase event (as defined in the September 2029 Notes Indenture) occurs prior to maturity date of the September 2029 Notes, unless the Company has exercised its right to redeem the September 2029 Notes in full, holders will have the right, at their option, to require the Company to repurchase for cash some or all of the September 2029 Notes at a repurchase price equal to 100% of the principal amount of the September 2029 Notes being repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

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

During the three months ended September 30, 2025, the Company issued and sold $0.4 million in aggregate principal amount of its ATM September 2029 Notes and raised $0.4 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agent on notes sold under the Sales Agreement. During the nine months ended September 30, 2025, the Company issued and sold $4.6 million in aggregate principal amount of its ATM September 2029 Notes and raised $4.6 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agent on notes sold under the Sales Agreement. For additional information regarding the September 2029 Notes, see “Note 15 – Subsequent Events.”

The components of the carrying value of the September 2029 Notes were as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount of debt	$119,628	$115,000
Unamortized deferred financing cost	(3,079)	(3,433)
Issuance premium and/or (discount), net of accretion	44	—
Carrying value of September 2029 Notes	$116,593	$111,567

Aggregate offering costs in connection with the September 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $4.0 million, which were capitalized and deferred.

The components of interest expense and related fees for the September 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$2,355	$1,811	$6,941	$1,811
Amortization of deferred financing costs	190	140	562	140
Total interest and amortization of deferred financing costs	$2,545	$1,951	$7,503	$1,951

Weighted average effective interest rate	8.5%	8.6%	8.5%	8.5%
Weighted average outstanding balance	$119,373	$91,250	$117,893	$30,639

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

Aggregate offering costs in connection with the Series A Notes issuance, including the underwriters’ discount and commissions, were approximately $1.7 million, which were capitalized and deferred. As of September 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the Series A Notes were $1.3 million and $1.7 million, respectively.

The components of interest expense and related fees for the Series A Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$2,701	$—	$8,104	$—
Amortization of deferred financing costs	120	—	361	—
Total interest and amortization of deferred financing costs	$2,821	$—	$8,465	$—

Weighted average effective interest rate	7.9%	—%	7.9%	—%
Weighted average outstanding balance	$142,500	$—	$142,500	$—

July 2030 Notes

On July 3, 2025, the Company issued and sold $125.0 million in aggregate principal amount of the July 2030 Notes under its shelf Registration Statement on Form N-2.

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

The July 2030 Notes bear interest at a fixed rate of 6.750% per year payable semi-annually on January 3 and July 3 of each year, commencing on January 3, 2026. The July 2030 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

The components of the carrying value of the July 2030 Notes were as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount of debt	$125,000	$—
Unamortized deferred financing cost	(1,814)	—
Issuance premium and/or (discount), net of accretion	(1,235)	—
Carrying value of July 2030 Notes	$121,951	$—

Aggregate offering costs in connection with the July 2030 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred.

The components of interest expense and related fees for the July 2030 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$2,039	$—	$2,039	$—
Amortization of deferred financing costs	156	—	156	—
Total interest and amortization of deferred financing costs	$2,195	$—	$2,195	$—

Weighted average effective interest rate	7.2%	—%	7.2%	—%
Weighted average outstanding balance	$120,924	$—	$40,751	$—

As of September 30, 2025, the Company was in compliance with the terms of the KeyBank Credit Agreement, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture, the Note Purchase Agreement and the July 2030 Notes Indenture. As of December 31, 2024, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the Convertible Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture and the Note Purchase Agreement.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2025 and December 31, 2024 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of September 30, 2025 and December 31, 2024 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

The Company has entered into a capital commitment with the Senior Credit Corp, EPT and Direct Lending in the amount of $21.4 million, $10.0 million and $100.0 million, respectively.

As of September 30, 2025, the Company had unfunded commitments of $3.0 million and $77.7 million for the Senior Credit Corp and Direct Lending, respectively. As of September 30, 2025, there were no unfunded commitments for EPT. As of September 30, 2025, the Company had aggregate unfunded commitments of $70.8 million to eight portfolio companies. The Company did not have any other off-balance sheet financings or liabilities as of September 30, 2025.

As of December 31, 2024, the Company had unfunded commitments of $3.0 million and $0.8 million for the Senior Credit Corp and EPT, respectively. As of December 31, 2024, the Company had aggregate unfunded commitments of $31.2 million to two portfolio companies. The Company did not have any other off-balance sheet financings or liabilities as of December 31, 2024.

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

The total lease expense incurred for the three and nine months ended September 30, 2025 was $0.5 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2024 was approximately $0.4 million and $1.0 million, respectively. As of September 30, 2025 and December 31, 2024, the right of use assets related to the office operating leases were $5.0 million and $5.4 million, respectively, and the lease liabilities were $5.3 million and $5.7 million, respectively.

As of September 30, 2025 and December 31, 2024, the weighted-average discount rate determined for the operating lease liabilities was 8.50% and 8.53%, respectively. As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease term for the operating leases was 5.4 years and 6.1 years, respectively.

The following table shows future minimum payments under the Company’s operating leases as of September 30, 2025 (in thousands):

For the Years Ended December 31,	Total
2025	$354
2026	1,144
2027	1,066
2028	1,051
2029	1,080
Thereafter	1,565
Total	$6,260

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of September 30, 2025, there were no material legal matters or material litigation pending of which the Company is aware.

Note 7. Stockholders’ Equity

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

During the three months ended September 30, 2025, the Company issued and sold 5,318,978 shares of its common stock at a weighted-average price of $15.78 per share and raised $83.0 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

During the nine months ended September 30, 2025, the Company issued and sold 13,013,562 shares of its common stock at a weighted-average price of $15.16 per share and raised $194.9 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

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

The Company did not repurchase shares of its outstanding common stock during the three and nine months ended September 30, 2025 or during the year ended December 31, 2024.

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

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended September 30, 2025, the Company issued 22,729 shares of common stock for a total of approximately $0.3 million under the DRIP. During the nine months ended September 30, 2025, the Company issued 64,150 shares of common stock for a total of approximately $0.9 million under the DRIP.

During the year ended December 31, 2024, the Company issued 90,245 shares of common stock for a total of approximately $1.3 million under the DRIP.

Distributions

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
September 17, 2025	Quarterly	September 30, 2025	October 15, 2025	0.51
			Total	$10.23

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

The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the nine months ended September 30, 2025 and 2024 (dollars in thousands).

	Nine Months Ended	Weighted Average	Nine Months Ended	Weighted Average
	September 30, 2025	Grant Date Fair Value	September 30, 2024	Grant Date Fair Value
Unvested as of Beginning of Period	1,993,459	$14.53	1,326,891	$14.56
Shares Granted	471,322	15.89	856,407	14.70
Shares Vested and Forfeited	(613,049)	14.81	(575,887)	14.77
Unvested as of Ending of Period	1,851,732	$14.78	1,607,411	$14.56

Fair Value of Granted Stock	$7,490		$12,590
Compensation Cost Recognized	$8,489		$8,027

As of September 30, 2025, there was approximately $25.0 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2024, there was approximately $26.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 3.0 years. Shares vested and forfeited primarily relate to shares acquired of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Option Awards

On March 14, 2025 (the “Option Awards Grant Date”), the Company’s Board approved grants of non-statutory stock options to certain executive officers of the Company each to purchase up to 300,000 shares of the Company’s common stock pursuant to the 2019 Long Term Incentive Plan (the “Option Awards”) for a total of 1,500,000 shares. Each Option Award is subject to certain time-based and market-based vesting conditions, which are set forth in the Company’s Non-Statutory Stock Option Award Agreement.

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

The $15.83 exercise price of the Option Awards was calculated based on the closing stock price on the Option Awards Grant Date. As of September 30, 2025, there were no Option Awards exercised as time-based and market-based vesting conditions have not been met.

During the three and nine months ended September 30, 2025, there was $0.1 million and $0.2 million, respectively, of total compensation costs related to the Option Awards. As of September 30, 2025, there was approximately $1.5 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 3.5 years. The fair value of the Option Awards as of September 30, 2025 was approximately $1.7 million.

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

The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the nine months ended September 30, 2025 and 2024 (dollars in thousands).

	Nine Months Ended	Weighted Average	Nine Months Ended	Weighted Average
	September 30, 2025	Grant Date Fair Value	September 30, 2024	Grant Date Fair Value
Unvested as of Beginning of Period,	13,340	$14.99	15,196	$13.16
Shares Granted	13,772	14.52	13,340	14.99
Shares Vested and Forfeited	(13,340)	14.99	(15,196)	13.16
Unvested as of Ending of Period,	13,772	$14.52	13,340	$14.99

Fair Value of Granted Stock	$200		$200
Compensation Cost Recognized	$150		$151

As of September 30, 2025, there was $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a nine-month period. As of December 31, 2024, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings per common share - basic
Numerator for basic earnings per share	$27,645	$24,400	$96,144	$69,738
Denominator for basic weighted average shares	71,467,831	54,412,566	66,677,623	50,455,373
Earnings/(Loss) per common share - basic	$0.39	$0.45	$1.44	$1.38
Earnings per common share - diluted
Numerator for increase in net assets per share	27,645	24,400	96,144	69,738
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	910	—	2,735
Numerator for diluted earnings per share	27,645	25,310	96,144	72,473
Denominator for basic weighted average shares	71,467,831	54,412,566	66,677,623	50,455,373
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	3,961,130	—	3,961,130
Denominator for diluted weighted average shares	71,467,831	58,373,696	66,677,623	54,416,503
Earnings/(Loss) per common share - diluted	$0.39	$0.43	$1.44	$1.33

Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using (i) the treasury stock method for Option Awards that assumes shares were exercised at the beginning of the reporting period (or at time of issuance, if later) and is intended to show the dilution effect to common stockholders and (ii) the if-converted method for the Convertible Notes that assumes the conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. During the three and nine months ended September 30, 2025, the market-based conditions for the Option Awards were not met and the Convertible Notes were converted in full and are no longer outstanding, as such, both were not considered in the calculation of diluted EPS. During the three and nine months ended September 30, 2024, the adjustments for diluted EPS included additional effects for the Convertible Notes.

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

For the three and nine months ended September 30, 2025, $0.6 million and $1.9 million, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended September 30, 2024, $0.6 million and $1.9 million, respectively, was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Tax Cost of Investments	$2,207,721	$1,763,183

	September 30, 2025	December 31, 2024
Unrealized appreciation	$90,281	$60,872
Unrealized depreciation	(105,640)	(113,528)
Net change in unrealized appreciation/(depreciation) from investments	$(15,359)	$(52,656)

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Per Share Data: (1)
Net asset value, beginning of period	$13.35	$13.19

Net investment income	1.56	1.61
Net realized and unrealized gains/(losses) on investments (2)	(0.12)	(0.23)
Net increase/(decrease) in net assets resulting from operations	1.44	1.38

Offering costs	(0.03)	(0.04)
Effect of shares issued and repurchased (3)	0.08	0.13
Distributions (4)	(1.53)	(1.53)
Total increase/(decrease) in net assets	(0.04)	(0.06)

Net asset value, end of period	$13.31	$13.13

Shares outstanding, end of period	74,988,962	57,642,040
Weighted average shares outstanding	66,677,623	50,455,373
Total return based on net asset value (5)(9)	11.2%	11.1%
Total return based on market value (6)(9)	18.7%	3.7%

Ratio/Supplemental Data:
Per share market value at end of period	$15.48	$13.57
Net assets, end of period	$998,264	$756,795
Ratio of total expenses to average net assets (10)	16.0%	17.2%
Ratio of net investment income to average net assets (10)	15.7%	16.3%
Ratio of interest and credit facility expenses to average net assets (10)	8.5%	8.6%
Portfolio turnover rate (7)(9)	31.9%	37.3%
Asset coverage ratio (8)	184.2%	182.0%

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
(8)
Based on outstanding debt of $1,185.5 million and $922.5 million as of September 30, 2025 and 2024, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of September 30, 2025, and December 31, 2024, 2023, 2022, 2021 and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
September 30, 2025 (Unaudited)(5)	$—	—	—	$—
December 31, 2024(5)	—	—	—	—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
September 30, 2025 (Unaudited)	$481,600	1,842	—	$—
December 31, 2024	113,000	1,927	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

2025 Notes
September 30, 2025 (Unaudited)(6)	$—	—	—	$—
December 31, 2024	152,500	1,927	—	1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
September 30, 2025 (Unaudited)(7)	$—	—	—	$—
December 31, 2024	50,000	1,927	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
September 30, 2025 (Unaudited)	$125,000	1,842	—	$—
December 31, 2024	125,000	1,927	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
September 30, 2025 (Unaudited)	$75,000	1,842	—	$—
December 31, 2024	75,000	1,927	—	—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2029 Notes
September 30, 2025 (Unaudited)	$116,770	1,842	—	$1,011
December 31, 2024	115,000	1,927	—	1,012
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

September 2029 Notes
September 30, 2025 (Unaudited)	$119,628	1,842	—	$1,013
December 31, 2024	115,000	1,927	—	1,014
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Series A Notes
September 30, 2025 (Unaudited)	$142,500	1,842	—	$—
December 31, 2024	142,500	1,927	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

July 2030 Notes
September 30, 2025 (Unaudited)	$125,000	1,842	—	$—
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
September 30, 2025 (Unaudited)	$1,185,498	1,842	—	$—
December 31, 2024	888,000	1,927	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared.

During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Senior Credit Corp 2022 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “Senior Credit Corp JV Partner”) on December 5, 2022 to co-manage Senior Credit Corp. Senior Credit Corp invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The Company and the Senior Credit Corp JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in Senior Credit Corp. Senior Credit Corp is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of Senior Credit Corp must be approved by the board of managers of Senior Credit Corp consisting of an equal number of representatives of the Company and the Senior Credit Corp JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in Senior Credit Corp’s 8.5% notes and the remaining 30% invested in Senior Credit Corp’s preferred equity. As of September 30, 2025, the Company’s and Senior Credit Corp JV Partner’s ownership of Senior Credit Corp was 12.5% and 87.5%, respectively.

The Company has agreed to offer Senior Credit Corp the opportunity to purchase a percentage of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on June 5, 2026. Senior Credit Corp is required to pay the Company a fee equal to 100 basis points of the total principal amount of each loan or equipment financing advance acquired by Senior Credit Corp from the Company, with 50% of the fee for each such particular loan or advance payable by Senior Credit Corp to the Company within two business days of the date of such acquisition or advance and the remaining 50% payable in equal monthly installments over 24 months following the date of such acquisition or advance. In addition, Senior Credit Corp is required to pay the Company an administrative agent fee equal to 75 basis points of the daily average aggregate value of Senior Credit Corp’s outstanding loans and equipment financings.

As of September 30, 2025, the Company contributed $18.4 million of capital to Senior Credit Corp, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of December 31, 2024, the Company contributed $18.4 million of capital to Senior Credit Corp, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of September 30, 2025 and December 31, 2024, the Company’s unfunded commitment of capital to Senior Credit Corp was $3.0 million and $3.0 million, respectively.

As of September 30, 2025 and December 31, 2024, Senior Credit Corp’s total investment portfolio on a fair value basis was $239.2 million and $219.1 million, respectively. During the three and nine months ended September 30, 2025, the Company received $33.2 million and $79.8 million, respectively, in net proceeds from the sale of investments to Senior Credit Corp. During the year ended December 31, 2024, the Company received $157.3 million in net proceeds from the sale of investments to Senior Credit Corp.

During the three and nine months ended September 30, 2025, the Company earned approximately $0.7 million and $2.0 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company earned approximately $0.8 million and $2.5 million, respectively, for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the Company had approximately $1.0 million and $1.1 million, respectively, in unsettled receivables due from Senior Credit Corp that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Company has entered into a resource sharing agreement (“Sharing Agreement”) with the Adviser Sub, through which the Adviser Sub has access to the Company’s human capital resources, facilities and systems. Under the terms of Sharing Agreement, the Company allocates the related expenses of such shared resources to the Adviser Sub pro rata based on total assets under management by the Adviser Sub and the Company. The Company’s total expenses are net of such expenses allocated to the Adviser Sub of $1.0 million and $1.9 million for the three and nine months ended September 30, 2025, respectively. The Company’s total expenses are net of such expenses allocated to the Adviser Sub of $0.1 million for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, there were $3.3 million and $1.8 million, respectively, receivable from the Adviser Sub.

The Adviser Sub has entered into an investment management agreement with the Adviser Funds and may enter into additional investment management agreements with other Adviser Funds in the future, pursuant to which the Adviser Sub receives management fees and/or incentive fees based on the assets under management and the performance of the Adviser Funds, respectively. With respect to such fee income, the Adviser Sub expects to declare and pay dividend distributions to the Company. During the three and nine months ended September 30, 2025 and 2024, no dividend distributions were declared and paid by the Adviser Sub to the Company.

Eagle Point Trinity Senior Secured Lending Company

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company and a specialty credit manager (the “Class A Member”) funded a portion of their respective capital commitments on June 28, 2024 to commence the operations of a credit fund, EPT 16 LLC. On August 28, 2025, EPT 16 LLC converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company (“EPT”) and elected to be regulated as a BDC under the 1940 Act. EPT has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. The Company and the Class A Member had capital commitments to EPT in the amount of $10.0 million and $50.0 million, respectively. As of September 30, 2025, the Company’s and the Class A Member’s ownership percentages were 16.7% and 83.3%, respectively. EPT has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT.

As of September 30, 2025 and December 31, 2024, the Company had contributed $10.0 million of capital to EPT. As of September 30, 2025, there were no unfunded commitments for EPT. As of December 31, 2024, the Company’s unfunded commitment was $0.8 million.

As of September 30, 2025 and December 31, 2024, EPT’s total investment portfolio on a fair value basis was $118.4 million and $66.9 million, respectively. During the three and nine months ended September 30, 2025, the Company received $40.5 million and $61.6 million, respectively, in net proceeds from the sale of investments to EPT. During the year ended December 31, 2024, the Company received $74.7 million in net proceeds from the sale of investments to EPT. During the three and nine months ended September 30, 2025, $0.8 million dividend distributions were declared and paid by EPT to the Company. During the three and nine months ended September 30, 2024, no dividend distributions were declared and paid by EPT to the Company.

Co-Investment Exemptive Relief

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

Direct Lending 2025 LLC

As disclosed in “Note 1 – Organization and Basis of Presentation,” on September 24, 2025, the Company entered into a joint venture agreement with a credit financing platform (“Direct Lending JV Partner”) to co-manage Direct Lending. Direct Lending has acquired loans originated by the Company and intends to acquire, hold and, as applicable, dispose of investments as co-investments alongside the Company. The Company and Direct Lending JV Partner each hold equal ownership interests in Direct Lending and committed capital contributions of $100.0 million. Direct Lending is capitalized as investment transactions are completed, with contributions called from each member on a pro rata basis relative to each member’s total commitments.

All portfolio decisions, as well as substantially all other actions relating to Direct Lending, require approval by its board of managers, which is composed of an equal number of representatives from the Company and Direct Lending JV Partner. Direct Lending has entered into an investment services agreement with the Adviser Sub, pursuant to which the Adviser Sub earns base management and incentive fees for providing advisory and management services to Direct Lending. Direct Lending has also entered into an administration agreement with the Adviser Sub, pursuant to which the Adviser Sub is reimbursed for its costs and expenses incurred in connection with providing administrative services thereunder.

As of September 30, 2025, the Company had contributed $22.4 million of capital to Direct Lending and had an unfunded capital commitment of $77.7 million. As of September 30, 2025, Direct Lending’s total investment portfolio on a fair value basis was $44.5 million. During the three and nine months ended September 30, 2025, the Company received net proceeds of $44.6 million from the sale of investments to Direct Lending.

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

Note 14. Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) related to income tax disclosures. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

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

Equity ATM Program

For the period from October 1, 2025 to November 3, 2025, the Company issued and sold 663,974 shares of its common stock at a weighted-average price of $14.99 per share and raised $9.9 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

Debt ATM Program

For the period from October 1, 2025 to November 3, 2025, the Company issued and sold $25.4 million in aggregate principal amount of its ATM March 2029 Notes and $2.6 million in aggregate principal amount of its ATM September 2029 Notes and raised $25.3 million and $2.6 million, respectively, of net proceeds after deducting deferred offering costs and commissions to the sales agents on such notes sold under the Sales Agreement.

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
•
changes in political, economic or industry conditions, including as a result of prolonged governmental shutdowns, supply chain disruptions, disruptions related to tariffs or other trade or sanction related issues, the interest rate and inflation rate environments or conditions affecting the financial and capital markets;
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

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required by law. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).

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

On December 5, 2022, we entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC, a Delaware limited liability company (“Senior Credit Corp”). Senior Credit Corp invests in secured loans and equipment financings to growth-oriented companies that have been originated by us.

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

On June 28, 2024, we and a specialty credit manager funded a portion of their respective capital commitments to commence operations of a credit fund, EPT 16 LLC, a Delaware limited liability company. On August 28, 2025, EPT 16 LLC converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company (“EPT”) and elected to be regulated as a BDC under the 1940 Act. EPT has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by us.

On September 24, 2025, the Company entered into a joint venture agreement with a specialty credit manager to co-manage Direct Lending 2025 LLC (“Direct Lending”), a Delaware limited liability company. Direct Lending has acquired loans originated by the Company and intends to acquire, hold and, as applicable, dispose of investments as a co-investment alongside us.

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

The SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. While the Company’s Board has not elected to designate a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During three and nine months ended September 30, 2025, the Company recorded $1.4 million and $2.7 million, respectively, in dividend income. During the three and nine months ended September 30, 2024, the Company recorded $0.5 million and $1.0 million, respectively, in dividend income.

The Company recognizes one-time fee income, including, but not limited to, structuring fees, prepayment penalties, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity. In addition, fee income may include fees for originations and administrative agent services rendered by the Company to Senior Credit Corp. Such fees are earned in the period that the services are rendered.

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2025, our investment portfolio had an aggregate fair value of approximately $2,192.4 million and was comprised of approximately $1,678.3 million in secured loans, $318.2 million in equipment financings, and $195.9 million in equity and warrants, across 178 portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $1,725.6 million and was comprised of approximately $1,286.7 million in secured loans, $315.5 million in equipment financings, and $123.4 million in equity and warrants, across 151 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	77.6%	76.6%	75.1%	74.5%
Equipment Financings	14.7%	14.5%	18.1%	18.3%
Equity	5.3%	5.7%	4.5%	4.2%
Warrants	2.4%	3.2%	2.3%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of September 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2025		December 31, 2024
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	31.4%	32.1%	30.7%	31.5%
Northeast	23.6%	23.4%	28.1%	27.6%
South	10.2%	10.3%	9.2%	9.5%
Mountain	10.4%	10.0%	10.9%	10.5%
Midwest	8.0%	7.7%	5.9%	5.6%
Southeast	7.8%	7.5%	10.5%	10.4%
Multi-Sector Holdings (1)	2.3%	2.8%	1.6%	1.9%
International:
Western Europe	3.9%	3.9%	2.4%	2.4%
Canada	2.4%	2.3%	0.7%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly.

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	15.3%	15.8%	18.1%	18.7%
SaaS	10.1%	10.3%	8.2%	8.5%
Other Healthcare Services	9.9%	10.1%	8.1%	8.3%
Medical Devices	9.8%	9.9%	9.7%	10.0%
Space Technology	8.4%	8.6%	8.0%	8.2%
Healthcare Technology	6.1%	5.7%	4.5%	4.2%
Artificial Intelligence & Automation	5.4%	5.5%	4.7%	4.9%
Green Technology	4.5%	5.5%	8.3%	9.2%
Real Estate Technology	5.3%	4.8%	5.8%	5.4%
Marketing, Media, and Entertainment	4.7%	4.6%	2.2%	2.2%
Biotechnology	3.4%	3.5%	3.2%	3.4%
Transportation Technology	3.9%	2.9%	3.6%	2.4%
Multi-Sector Holdings (1)	2.3%	2.8%	1.6%	1.9%
Connectivity	2.8%	2.6%	2.1%	2.0%
Consumer Products & Services	2.3%	2.4%	3.2%	3.2%
Supply Chain Technology	1.4%	1.4%	1.7%	1.7%
Education Technology	1.5%	1.3%	1.9%	1.7%
Diagnostics & Tools	0.8%	0.8%	0.2%	0.2%
Food and Agriculture Technologies	0.8%	0.7%	1.8%	1.4%
Human Resource Technology	0.8%	0.6%	1.9%	1.7%
Industrials	0.1%	0.1%	0.7%	0.6%
Construction Technology	0.4%	0.1%	0.5%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

As of September 30, 2025 and December 31, 2024, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.3 and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of September 30, 2025 and December 31, 2024, the Company’s ten largest portfolio companies represented approximately 24.6% and 26.7%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had five and seven portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Investment Activity

During the nine months ended September 30, 2025, we invested approximately $669.0 million in 38 new portfolio companies, approximately $364.3 million in 32 existing portfolio companies and approximately $23.1 million in the Multi-Sector Holdings, excluding deferred fees. During the nine months ended September 30, 2025, we received an aggregate of $607.8 million in proceeds from repayments and sales of our investments, including proceeds of approximately $224.3 million from early repayments on our debt investments, $192.8 million from scheduled/amortizing debt payments, $190.0 million from investments sold primarily to Multi-Sector Holdings and $0.7 million from warrant and equity exits.

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

The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2025 and the year ended December 31, 2024 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Beginning Portfolio, at fair value	$1,725,570	$1,275,180
Purchases, net of deferred fees	1,046,394	1,218,931
Principal payments received on investments	(192,796)	(207,328)
Proceeds from early debt repayments	(224,322)	(313,207)
Sales of investments	(190,728)	(287,331)
Accretion of OID, EOT, and PIK payments	36,431	39,574
Net realized gain/(loss)	(30,441)	(9,730)
Net change in unrealized appreciation/(depreciation)	22,253	9,481
Ending Portfolio, at fair value	$2,192,361	$1,725,570

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		September 30, 2025		December 31, 2024
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$102,624	5.3%	$89,716	5.6%
3.0 - 3.9	Strong Performance	668,545	33.5%	453,584	28.3%
2.0 - 2.9	Performing	1,148,937	57.5%	972,001	60.7%
1.6 - 1.9	Watch	42,811	2.1%	62,883	3.9%
1.0 - 1.5	Default/Workout	20,739	1.0%	11,062	0.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		1,983,656	99.4%	1,589,246	99.2%
.	Senior Credit Corp 2022 LLC (1)	12,885	0.6%	12,885	0.8%
Total Debt Investments		$1,996,541	100.0%	$1,602,131	100.0%

(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of both September 30, 2025 and December 31, 2024, our debt investments had a weighted average risk rating score of 2.9.

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

As of September 30, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $56.2 million, and a total fair value of approximately $20.7 million, or 1.0%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and nine months ended September 30, 2025 and 2024.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest income	$59,421	$47,555	$161,517	$126,952
Amortization of OID and EOT	8,767	6,930	22,804	19,304
Acceleration of OID and EOT	2,312	2,629	11,272	5,823
PIK interest income	692	1,576	3,685	7,389
Prepayment penalty and related fees	354	880	1,536	1,375
Dividend income	1,383	500	2,683	950
Other fee income	2,621	1,696	6,920	5,066
Total investment income	$75,550	$61,766	$210,417	$166,859

For the three and nine months ended September 30, 2025, total investment income was approximately $75.6 million and $210.4 million, respectively, which represents an approximate effective yield of 15.0% and 15.3%, respectively, on the average investments during the year. For the three and nine months ended September 30, 2024, total investment income was approximately $61.8 million and $166.9 million, respectively, which represents an approximate effective yield of 16.1% and 16.0%, respectively, on the average investments during the year. The increase in investment income for the three and nine months ended September 30, 2025 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments.

Net Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses, and excise taxes. Our operating expenses totaled approximately $38.6 million and $106.3 million, respectively, for the three and nine months ended September 30, 2025 and $32.4 million and $85.6 million, respectively, for the three and nine months ended September 30, 2024. The increase in our operating expenses for the three and nine months ended September 30, 2025 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due March 2029 (the “March 2029 Notes”), the 7.875% Notes due September 2029 (the “September 2029 Notes”), the 7.54% Notes due 2027 (the “Series A 2027 Notes”), the 7.60% Notes due 2028 (the “Series A 2028 Notes”), the 7.66% Notes due 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”) and the 6.750% Notes due 2030 (the “July 2030 Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $21.0 million and $56.7 million, respectively, for the three and nine months ended September 30, 2025, and $16.9 million and $42.9 million, respectively, for the three and nine months ended September 30, 2024. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.3% and 7.5%, respectively, for the three and nine months ended September 30, 2025, and 7.7% and 7.6%, respectively, for the three and nine months ended September 30, 2024. The increase in interest expense for the three and nine months ended September 30, 2025 was primarily due to the increased borrowings under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”) and the addition of the July 2030 Notes.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $13.4 million and $36.5 million, respectively, for the three and nine months ended September 30, 2025, and $11.5 million and $31.3 million, respectively, for the three and nine months ended September 30, 2024. The increase in employee compensation expenses for the three and nine months ended September 30, 2025 relates primarily to the increased compensation related to a higher headcount and stock-based compensation. As of September 30, 2025 and 2024, the Company had 107 and 86 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees, totaled approximately $1.9 million and $5.8 million, respectively, for the three and nine months ended September 30, 2025, and $1.3 million and $3.4 million, respectively, for the three and nine months ended September 30, 2024. The increase in professional fees expenses for the three and nine months ended September 30, 2025 resulted primarily from an increase in legal fees, third-party valuation fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $2.6 million and $7.3 million, respectively, for the three and nine months ended September 30, 2025, and $2.2 million and $6.2 million, respectively, for the three and nine months ended September 30, 2024. The increase in general and administrative expenses for the three and nine months ended September 30, 2025 was primarily due to additional office rent and related expenses.

Allocated Expenses to Trinity Capital Adviser, LLC

The resource sharing agreement (the “Sharing Agreement”) with the Adviser Sub provides the Adviser Sub with access to the Company’s human capital resources, facilities and systems. Under the terms of the Sharing Agreement, we allocate the related expenses of such shared resources to the Adviser Sub based on total assets under management by the Adviser Sub and us. The Company’s total expenses are net of $1.0 million and $1.9 million of expenses allocated to the Adviser Sub for the three and nine months ended September 30, 2025, respectively. The Company’s total expenses are net of $0.1 million of expenses allocated to the Adviser Sub for the three and nine months ended September 30, 2024. The increase in allocated expenses for the three and nine months ended September 30, 2025 was primarily due to additional assets managed by the Adviser Sub.

Excise Taxes

Our excise taxes totaled approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2024, respectively.

Net Investment Income

For the three months ended September 30, 2025 and 2024, we recognized approximately $75.6 million and $61.8 million, respectively, in total investment income as compared to approximately $38.6 million and $32.4 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $37.0 million and $29.4 million, respectively. For the nine months ended September 30, 2025 and 2024, we recognized approximately $210.4 million and $166.9 million, respectively, in total investment income as compared to approximately $106.3 million and $85.6 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $104.2 million and $81.3 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the nine months ended September 30, 2025, our gross realized gains primarily consisted of the repayment of two equipment financing positions and the repayment of one warrant position. Our gross realized losses primarily consisted of the sale of one equipment financing position, the conversion of one debt position, the extinguishment of two debt positions and one receivable associated with a loan position. During the nine months ended September 30, 2024, our gross realized gains primarily consisted of the repayment of two equipment financing positions and the sale of one equity position. Our gross realized losses primarily consisted of the sale of one equity position, the sale of one debt position, the repayment of one debt position and the conversion of debt positions in four portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized gain/(loss) on investments:
Gross realized gains	$3,332	$1,877	$5,939	$10,436
Gross realized losses	(23,357)	(15,757)	(36,381)	(29,452)
Total net realized gains/(losses) on investments	$(20,025)	$(13,880)	$(30,441)	$(19,016)

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

Net unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2025 and 2024 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross unrealized appreciation	$25,033	$15,186	$51,086	$28,780
Gross unrealized depreciation	(25,347)	(20,713)	(46,806)	(48,725)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	10,519	14,447	17,973	27,438
Net change in unrealized appreciation/(depreciation) on portfolio investments	10,205	8,920	22,253	7,493
Other net changes in unrealized appreciation/(depreciation)(1)	499	—	181	—
Total net unrealized gains/(losses) on investments	$10,704	$8,920	$22,434	$7,493

(1)
Includes the net change in unrealized appreciation/(depreciation) related to derivative instruments.

During the three months ended September 30, 2025, our net unrealized appreciation on portfolio investments totaled approximately $10.2 million, which included net unrealized appreciation of $8.2 million from our equity investments, net unrealized appreciation of $3.1 million from our debt investments and net unrealized depreciation of $1.1 million from our warrant investments.

During the nine months ended September 30, 2025, our net unrealized appreciation on portfolio investments totaled approximately $22.3 million, which included net unrealized appreciation of $15.1 million from our equity investments, net unrealized appreciation of $5.9 million from our warrant investments and net unrealized appreciation of $1.3 million from our debt investments.

During the three months ended September 30, 2024, our net unrealized appreciation on portfolio investments totaled approximately $8.9 million, which included net unrealized appreciation of $3.0 million from our warrant investments, net unrealized appreciation of $2.0 million from our equity investments and net unrealized appreciation of $4.0 million from our debt investments.

During the nine months ended September 30, 2024, our net unrealized appreciation on portfolio investments totaled approximately $7.5 million, which included net unrealized appreciation of $6.6 million from our warrant investments, net unrealized appreciation of $2.7 million from our equity investments and net unrealized depreciation of $1.8 million from our debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three and nine months ended September 30, 2025, totaled approximately $27.6 million and $96.1 million, respectively. Net increase in net assets resulting from operations during the three and nine months ended September 30, 2024, totaled approximately $24.4 million and $69.7 million, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2025, basic and diluted net increase in net assets per common share were $0.39 and $0.39, respectively. For the nine months ended September 30, 2025, basic and diluted net increase in net assets per common share were $1.44 and $1.44, respectively.

For the three months ended September 30, 2024, basic and diluted net decrease in net assets per common share were $0.45 and $0.43, respectively. For the nine months ended September 30, 2024, basic and diluted net increase in net assets per common share were $1.38 and $1.33, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the August 2026 Notes offering, the December 2026 Notes offering, the March 2029 Notes offering, the September 2029 Notes offering, the Series A Notes offering and the July 2030 Notes offering and borrowings under the KeyBank Credit Facility, each of which were outstanding as of September 30, 2025, as well as cash flows from our operations, including investment sales and repayments and income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

During the nine months ended September 30, 2025, we experienced a net decrease in cash and cash equivalents in the amount of $0.2 million, which is the net result of $370.7 million of cash provided by financing activities, offset by $370.5 million of cash used in operating activities and $0.4 million of cash used in investing activities. During the nine months ended September 30, 2024, we experienced a net increase in cash and cash equivalents in the amount of $3.8 million, which is the net result of $339.4 million of cash provided by financing activities, offset by $335.3 million of cash used in operating activities and $0.3 million of cash used in investing activities.

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $9.5 million and $9.6 million, respectively, of which $0.2 million and $3.8 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of September 30, 2025 and December 31, 2024, we had approximately $208.4 million and $487.0 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of September 30, 2025, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information, including a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of September 30, 2025, our asset coverage ratio was approximately 184.2% and our asset coverage ratio per unit was approximately $1,842. As of December 31, 2024, our asset coverage ratio was approximately 192.7% and our asset coverage ratio per unit was approximately $1,927.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with Senior Credit Corp, EPT and Direct Lending in the amount of $21.4 million, $10.0 million and $100.0 million, respectively.

As of September 30, 2025, unfunded commitments were $3.0 million and $77.7 million for Senior Credit Corp and Direct Lending, respectively. As of September 30, 2025, there were no unfunded commitments for EPT. As of September 30, 2025, the Company also had unfunded commitments of approximately $70.8 million to eight portfolio companies. The Company did not have any other off-balance sheet financings or liabilities as of September 30, 2025.

As of December 31, 2024, unfunded commitments were $3.0 million for Senior Credit Corp and $0.8 million for EPT, respectively. As of December 31, 2024, the Company also had unfunded commitments of $31.2 million to two portfolio companies. The Company did not have any other off-balance sheet financings or liabilities as of December 31, 2024.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2025 and December 31, 2024 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2025, is as follows (in thousands):

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$481,600	$—	$481,600
August 2026 Notes	125,000	—	—	—	125,000
December 2026 Notes	—	75,000	—	—	75,000
March 2029 Notes	—	—	116,770	—	116,770
September 2029 Notes	—	—	119,628	—	119,628
Series A Notes	—	55,500	87,000	—	142,500
July 2030 Notes	—	—	125,000	—	125,000
Operating Leases	354	2,210	2,131	1,565	6,260
Total Contractual Obligations	$125,354	$132,710	$932,129	$1,565	$1,191,758

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

The following table summarizes distributions declared and/or paid by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
September 17, 2025	Quarterly	September 30, 2025	October 15, 2025	0.51
			Total	$10.23

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On November 3, 2025, the last reported closing sales price of our common stock on Nasdaq was $15.12 per share, which represented a premium of approximately 13.6% to our net asset value per share of $13.31 as of September 30, 2025. As of November 3, 2025, we had approximately 45 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2025
Fourth Quarter (through November 3, 2025)	*	$15.56	$14.44	*	*	*
Third Quarter	$13.31	$16.47	$14.04	23.7%	5.5%	$0.51
Second Quarter	$13.27	$15.52	$13.53	16.9%	1.9%	$0.51
First Quarter	$13.05	$16.56	$14.26	26.9%	9.3%	$0.51
Year Ending December 31, 2024
Fourth Quarter	$13.35	$14.87	$13.11	11.4%	(1.8)%	$0.51
Third Quarter	$13.13	$14.74	$13.57	12.3%	3.4%	$0.51
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51
Year Ending December 31, 2023
Fourth Quarter	$13.19	$15.40	$13.33	16.7%	1.0%	$0.50
Third Quarter	$13.17	$15.29	$13.75	16.1%	4.4%	$0.54	(4)
Second Quarter	$13.15	$13.91	$11.36	5.8%	(13.6)%	$0.53	(4)
First Quarter	$13.07	$14.26	$10.91	9.1%	(16.5)%	$0.47

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

Recent Developments

Equity ATM Program

For the period from October 1, 2025 to November 3, 2025, the Company issued and sold 663,974 shares of its common stock at a weighted-average price of $14.99 per share and raised $9.9 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

Debt ATM Program

For the period from October 1, 2025 to November 3, 2025, the Company issued and sold $25.4 million in aggregate principal amount of its ATM March 2029 Notes and $2.6 million in aggregate principal amount of its ATM September 2029 Notes and raised $25.3 million and $2.6 million, respectively, of net proceeds after deducting deferred offering costs and commissions to the sales agents on such notes sold under the Sales Agreement.

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

As of September 30, 2025, approximately 82.4% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”), Secured Overnight Financing Rate (“SOFR”) or Canadian Overnight Repo Rate Average (“CORRA”), and approximately 17.6% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR, generally bearing interest at a rate of the Adjusted Term SOFR Reference Rate plus 2.85% to 3.25%, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$49,379	$14,448	$34,931
Up 200 basis points	32,919	9,632	23,287
Up 100 basis points	14,562	4,816	9,746
Down 100 basis points	(5,247)	(4,816)	(431)
Down 200 basis points	(8,900)	(9,632)	732
Down 300 basis points	(8,131)	(14,448)	6,317

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of September 30, 2025, we had nine foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of September 30, 2025 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2025, there have been no material changes to the risk factors discussed in our SEC filings referenced above, except as provided below.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

On October 15, 2025, pursuant to its amended and restated distribution reinvestment plan, the Company issued 30,419 shares of its common stock, at a price of $15.14 per share, to stockholders of record as of September 30, 2025 that did not opt out of the Company’s amended and restated distribution reinvestment plan in order to satisfy the reinvestment portion of the Company’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7. Stockholder’s Equity – Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1*

Joinder Agreement, dated September 4, 2025, by and between TrinCap Funding, LLC, as Borrower, Trinity Capital Inc., as Servicer, KeyBank National Association, as the Administrative Agent, and the Lenders party thereto.

10.2

Open Market Sale Agreement, dated August 29, 2025, by and between Trinity Capital Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025).

10.3

Open Market Sale Agreement, dated August 29, 2025, by and between Trinity Capital Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 29, 2025).

10.4

Open Market Sale Agreement, dated August 29, 2025, by and between Trinity Capital Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 29, 2025).

10.5

Open Market Sale Agreement, dated August 29, 2025, by and between Trinity Capital Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 29, 2025).

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

TRINITY CAPITAL INC.

Dated: November 5, 2025	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer (Principal Executive Officer)

Dated: November 5, 2025	By:	/s/ Michael Testa
Michael Testa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)