Form 10-K
period 2025-12-31
Trinity Capital Inc.
filed 2026-02-25
CIK 1786108

-vpstow20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock ($0.001 par value per share) held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter was approximately $920,918,691, based on the closing sale price on the Nasdaq Global Select Market on that date of $14.07 per share.

As of February 23, 2026, the registrant had 83,174,913 shares of common stock ($0.001 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this annual report on Form 10-K.

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
•
changes in political, economic or industry conditions, including as a result of supply chain disruptions, disruptions related to tariffs or other trade or sanctions related issues, the interest rate and inflation rate environments or conditions affecting the financial and capital markets;
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

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the U.S. Securities and Exchange Commission (the “SEC”). Any forward-looking statements in this Annual Report on Form 10-K should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this annual report on Form 10-K. See “Item 1A. Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).

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

We have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. In order to maintain our treatment as a RIC, we are generally required to distribute at least annually to our stockholders at least the sum of 90% of our investment company taxable income (which generally includes our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of our net tax-exempt income (if any). We generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at corporate rates tax on any retained amounts.

TrinCap Funding, LLC (“TCF”), a Delaware limited liability company, was formed on August 5, 2021 as a wholly owned subsidiary of the Company to serve as a bankruptcy-remote entity for purposes of securing lending in conjunction with a credit agreement, as amended, with KeyBank National Association (“KeyBank” and such credit facility, as amended, the “KeyBank Credit Facility”). TCF is included as a consolidated subsidiary of the Company in our consolidated financial statements.

On December 5, 2022, we entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC, a Delaware limited liability company (the “Senior Credit Corp”). Senior Credit Corp invests in secured loans and equipment financings to growth-stage companies that have been originated by us.

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

On June 28, 2024, we and a specialty credit manager funded a portion of our respective capital commitments to commence operations of a credit fund, EPT 16 LLC, a Delaware limited liability company. On August 28, 2025, EPT 16 LLC converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company (“EPT”) and elected to be regulated as a BDC under the 1940 Act. EPT has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by us.

On September 24, 2025, the Company entered into a joint venture agreement with a specialty credit manager to co-manage Direct Lending 2025 LLC (“Direct Lending”), a Delaware limited liability company. Direct Lending has acquired loans originated by the Company and intends to acquire, hold and, as applicable, dispose of investments as a co-investment alongside us.

TrinCap Term Funding, LLC (“TF3”), a Delaware limited liability company, was formed on November 5, 2025 as a wholly owned subsidiary of the Company and entered into a credit agreement with KeyBank (such credit facility, the “KeyBank Secured Term Loan Facility”). TF3 is included as a consolidated subsidiary of the Company in our consolidated financial statements.

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

Our loans generally may have initial interest-only periods of up to 36 months, and our equipment financings generally begin amortizing immediately. Our loans and equipment financings generally have a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission-critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth-oriented companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments significantly reduces the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

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

Human Capital Resources and Management Team

We are an internally managed BDC employing 106 dedicated professionals as of December 31, 2025, including 66 investment, origination and portfolio management professionals, all of whom have experience working on investment and financing transactions for growth- and early-stage companies. All of our employees are located in the United States.

Our management team has prior management experience, including with early-stage tech startups, and employs a highly systematized investment approach. Our senior management team, led by Kyle Brown, comprises the majority of the senior management team that managed the legacy funds we acquired in connection with our launch as a BDC (the “Legacy Funds”) and sourced the investment portfolios of the Legacy Funds (the “Legacy Portfolio”), and we believe is well positioned to take advantage of potential investment opportunities available in the marketplace.

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
•
Ron Kundich, our Chief Credit Officer, is responsible for overseeing the Company’s lending, underwriting and credit processes. He has over 25 years of experience supporting venture-backed companies.
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

We seek to be the first contact for venture bankers who focus on growth-oriented companies and who have a portfolio company that would benefit from term debt or equipment financings. We have established relationships with the major technology banks over the last 15 years in every major market across the United States and have established standard intercreditor and subordination agreements, which we believe make working with technology banks seamless in most regions across the United States. These banks often will provide revolving credit facilities to growth-oriented companies and we seek to provide term debt and/or equipment financings to their portfolio companies.

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
•
Equity funding of growth-oriented companies, including venture capital backed companies, has increased steadily over the last 15 years, resulting in new lending and equipment financing opportunities.
•
The annual venture debt market in the U.S. surpassed $25 billion for more than five consecutive years in 2025. We believe that the equipment financing market is even more fragmented, with the majority of equipment financing providers unable to fund investments for more than $10 million. We believe there are significant growth opportunities for us to expand our market share in the venture debt market and become a one-stop shop for loans and equipment financings for growth-oriented companies.

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

We believe that demand for loans and equipment financings to growth-oriented companies is currently underserved, given the high level of activity in venture capital equity market for the growth-oriented companies in which we invest. We believe certain venture lending companies have begun to focus on larger investment opportunities, potentially creating additional opportunities for us in the near term. Our senior management team has seen a significant increase in the number of potential investment opportunities over the last 15 years.

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

Investment Structure

We seek to structure portfolio investments to mitigate risk and provide attractive risk-adjusted returns for our investors while meeting portfolio companies financing needs. Typically, our loans, equipment financings and equity and equity-related investments take one of the following forms:

•
Term Debt and Working Capital Loans. Term debt and working capital loans typically have initial interest-only periods of up to 36 months and may then fully amortize over a total term of up to 60 months. The annual stated interest rate on these loans typically has ranged from 8% to 16%.
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
•
Additional Deal Considerations. Additional deal considerations typically have included upfront fees of up to 2% of the invested principal, upfront structuring fees of approximately one-half month of finance payments for equipment financings, an upfront deposit of up to two months for equipment financings, and final payments of up to 15% of invested principal.
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

The final step in the confirmatory diligence process generally involves an on-site meeting, at which members of our due diligence team meet with the management team of the prospective portfolio company for a final review of the portfolio company’s financial performance and forward-looking plans. This meeting is typically held at the business offices of the portfolio company; however, occasionally the meeting will be held via video teleconference if travel to the portfolio company is not practical. One or more members of the Investment Committee will attend the on-site meeting if possible.

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

From time to time, we will identify investments that require closer monitoring or become workout assets. In such cases, we develop a workout strategy for workout assets and our Investment Committee monitors the progress against the strategy. We may incur losses from our investing activities; however, we work with our troubled portfolio companies in order to recover as much of our investments as is practicable, including possibly taking control of the portfolio company. The risk rating system allows for early detection of issues and escalation to avoid credit losses.

For our investment risk rating system, we review seven different criteria and, based on our review of such criteria, we assign a risk rating on a scale of 1 to 5, as set forth in the following illustration.

As of December 31, 2025, the Company’s debt investment portfolio had a weighted average risk rating score of 2.9.

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

On December 14, 2022, we received exemptive relief from the SEC that allows us to organize, acquire, wholly own and operate the Adviser Sub, as an investment adviser registered under the Advisers Act, pursuant to which the Adviser Sub is permitted to provide investment management and other services to one or more privately-offered pooled investment vehicles, registered management investment companies, BDCs and/or investment accounts, and receive advisory fees for such services.

On July 8, 2025, the Company and certain of its affiliates were granted an exemptive relief order (the “Order”) from the SEC that permits the Company to enter into certain negotiated co-investment transactions alongside certain of its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of the Company’s participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata follow-on investments and non-pro rata dispositions of investments.

Certain U.S. Federal Income Tax Considerations

Taxation as a Regulated Investment Company

We have elected to be treated, and intend to operate in a manner so as to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to stockholders as distributions. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must timely distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and 90% of our “net tax-exempt income” (if any), which is generally the excess of our gross tax-exempt interest income over certain disallowed deductions (the “Annual Distribution Requirement”).

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a stockholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

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

Investment Advisers Act

The Adviser Sub is registered as an investment adviser with the SEC. Registered investment advisers are subject to the requirements of the Advisers Act, and the rules and regulations promulgated thereunder, as well as to examination by the SEC’s staff separate from and in addition to examinations of the Company. The Advisers Act imposes substantive regulation on virtually every aspect of Adviser Sub’s business, its client relationships, and management of the Adviser Funds. Applicable requirements relate to, among others, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, marketing materials and marketing, allocation of investments, conflicts of interest, recordkeeping, reporting and disclosure. The Advisers Act also regulates the assignment of advisory contracts by Adviser Sub. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. Failure to comply with the requirements of the Advisers Act or the rules and regulations promulgated by the SEC thereunder could have a material adverse effect on Adviser Sub’s business and our business as a result.

Corporate Information

Our principal executive offices are located at 1 N 1st Street, Suite 302, Phoenix, AZ 85004. We maintain a website on the Internet at www.trinitycapital.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K or incorporated into any other filings we make with the SEC, and you should not consider that information to be part of this annual report on Form 10-K.

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
•
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.
•
Financial regulatory changes in the United States could adversely affect our business.
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
•
We may acquire businesses or assets or form joint ventures.
•
We are subject to risks related to our expansion to new jurisdictions.

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
•
Our investments in equipment leasing companies are exposed to fluctuations in the demand for and valuation of the underlying assets.
•
Our portfolio companies operating in the life science industry are subject to extensive government regulation and certain other risks particular to that industry.
•
We are exposed to risks relating to our specialty finance products.
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
•
Our 4.375% Notes due August 2026 (the “August 2026 Notes”), our 4.25% Notes due December 2026 (the “December 2026 Notes”), our 7.875% Notes due March 2029 (the “March 2029 Notes”), our 7.875% Notes due September 2029 (the “September 2029 Notes”), our 7.650% Notes due July 2030 (the “July 2030 Notes”), our 7.54% Series A Senior Notes, Tranche A, due October 29, 2027 (the “Series A 2027 Notes”), our 7.60% Series A Senior Notes, Tranche B, due October 29, 2028 (the “Series A 2028 Notes”), and our 7.66% Series A Senior Notes, Tranche C, due October 29, 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”) are each unsecured and therefore effectively subordinated to any secured indebtedness we currently have outstanding or may incur in the future and rank pari passu, or equal in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by us and our general liabilities.

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

Our ability to achieve our investment objectives and grow depends on our ability to manage our business. This depends, in turn, on our ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon the execution of our investment process and our access to financing on acceptable terms. Our senior origination professionals and other investment personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

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

In addition, we believe a significant part of our competitive advantage stems from the fact that the market for investments in small, fast-growing, private companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms and/or further reduce our opportunities to make investments.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments through public and/or private offerings of both debt and equity. Unfavorable economic conditions could increase our funding costs or result in a decision by lenders not to amend any outstanding credit facility or extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we generally are required to distribute an amount at least equal to 90% of our “investment company taxable income” (i.e., our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any) to our stockholders each taxable year to continue to be taxed as a RIC. As a result, these earnings are not available to fund new investments.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We issued the August 2026 Notes, the December 2026 Notes, the March 2029 Notes, the September 2029 Notes, the July 2030 Notes (collectively, the “Notes”), and the Series A Notes, and entered into the KeyBank Credit Facility through our wholly owned subsidiary, TCF, and the KeyBank Secured Term Loan Facility through our wholly owned subsidiary, TF3, and may issue other debt securities or preferred stock and/or borrow money from other banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (if certain requirements are met) of total assets less all liabilities and indebtedness not represented by senior securities immediately after each issuance of senior securities. We have satisfied the requirements to increase our asset coverage ratio to 150%, including stockholder and Board approval. Under a 150% asset coverage ratio, we could potentially borrow $2 for investment purposes of every $1 of investor equity.

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

No person or entity from which we borrow money has a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock.

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

As part of our business strategy, we issued the Notes, the Series A Notes and entered into the KeyBank Credit Facility through our wholly owned subsidiary, TCF, and the KeyBank Secured Term Loan Facility through our wholly owned subsidiary, TF3, and we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our stockholders. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock distributions, scheduled debt payments or other payments related to our securities. Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Leverage is generally considered a speculative investment technique.

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

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	(31.4)%	(20.1)%	(8.7)%	2.6%	14.0%

(1) Assumes (i) $2,484.5 million in total assets, (ii) $1,305.8 million in outstanding principal indebtedness, (iii) $1,094.0 million in net assets as of December 31, 2025 and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.3% as of December 31, 2025.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

Indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under outstanding indebtedness.

Currently, we have secured indebtedness outstanding under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility and unsecured indebtedness outstanding related to the Notes and the Series A Notes, and may incur additional indebtedness in the future. The use of debt could have significant consequences on our future operations, including:

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the KeyBank Credit Facility, the KeyBank Secured Term Loan Facility, the Notes, the Series A Notes and/or any other outstanding indebtedness we may incur in the future.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our financing arrangements or otherwise in an amount sufficient to enable us to pay our indebtedness, including under the KeyBank Credit Facility, the KeyBank Secured Term Loan Facility, the Notes, the Series A Notes and/or any other outstanding indebtedness we may incur in the future, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including under the KeyBank Credit Facility, the KeyBank Secured Term Loan Facility, the Notes, the Series A Notes and/or any other outstanding indebtedness we may incur in the future, on or before the scheduled maturity. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements, including our payment obligations under the KeyBank Credit Facility, the KeyBank Secured Term Loan Facility, the Notes, and/or the Series A Notes.

Provisions in our existing and future credit facilities may limit our operations.

At our discretion, we have utilized and may continue to utilize the leverage available under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility for investment and operating purposes. Additionally, we may in the future enter into additional credit facilities. To the extent we borrow money to make investments, the applicable credit facility may be backed by all or a portion of our loans and securities on which the lender will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with a lender. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lenders or their designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments may increase as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, reinvestment of the prepayment proceeds by us generally may be at lower rates of return than the return on the assets that were prepaid. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

On November 7, 2024, the Board authorized a 12-month share repurchase program (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, we were authorized to repurchase, during the 12-month period commencing on November 7, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices from time to time, provided that we complied with applicable policies and laws, including certain price, market, volume, and timing constraints specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The 2024 Repurchase Program did not require us to repurchase any specific number of shares, and we did not repurchase any shares of our common stock under the program.

There can be no assurance that we will not implement a new share repurchase program, that any future share repurchases will occur, or, if they occur, that they will enhance stockholder value. In addition, any future share repurchase program or other share repurchases could have a material adverse effect on our business for the following reasons:

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

We may acquire businesses or assets or form joint ventures.

As part of our business strategy, we may pursue acquisitions of complementary businesses or assets or seek to enter into joint ventures. These acquisitions or joint ventures would be intended to leverage our existing operations and industry experience or increase our product offerings. The success of any acquisitions, joint ventures or other investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, or joint venture. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business, or integration may not succeed, leading to a failure to realize anticipated benefits. Any acquisitions made by us also could harm our results of operations, including as a result of significant write-offs or the incurrence of debt and contingent liabilities. In addition, if we choose to issue equity to fund an acquisition, our stockholders may experience dilution.

We are subject to risks related to our expansion to new jurisdictions.

We are expanding our global footprint and opening offices in several new jurisdictions to improve outreach to prospective investors in such jurisdictions. Such expansion subjects our operations to the legal and regulatory regimes of these jurisdictions and could adversely affect us. These risks include, but are not limited to, increased compliance costs, loss of management attention and time, and increased competition for capital allocations.

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

We may make co-investments with other funds or clients advised by the Adviser Sub in accordance with applicable allocation policies, the 1940 Act and any exemptive relief granted by the SEC, if any. We have been granted co-investment exemptive relief from the SEC that requires, among other things, that we and the Adviser Sub consider whether each such investment opportunity is appropriate for us and the Adviser Sub’s advised funds or clients and, if it is appropriate, to propose an allocation of the investment opportunity between us and such other parties. Our relationship with the Adviser Sub may require us to commit resources to achieving the investment objectives of such other funds or clients advised by the Adviser Sub, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies may be very similar to those of such funds or clients advised by the Adviser Sub, and it is likely that an investment may be appropriate for both us and such funds or clients advised by the Adviser Sub. As a consequence, it may be more difficult for us to maintain or increase the size of our investment portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in any applicable exemptive order issued by the SEC, we may face conflicts in allocating investment opportunities between us and other funds or clients managed by the Adviser Sub. Because the Adviser Sub may receive performance-based fee compensation from other funds or clients it manages, this may provide the Company and the Adviser Sub an incentive to allocate opportunities to other funds or clients the Adviser Sub manages, instead of us. We and the Adviser Sub have implemented an allocation policy to promote the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments based upon such allocation policy.

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

We expect to derive our revenues related to the Adviser Sub primarily from dividend income, which we expect the Adviser Sub to pay from net profits generated from advisory fees charged to the funds advised by the Adviser Sub. Such funds may be established with different fee structures, including management fees payable at varying rates and carried interest or performance fees that are payable at varying hurdle rates. Investment advisory, carried interest, and performance fee revenues can be adversely affected by several factors, including market factors, third-party investor preferences, and our Adviser Sub’s performance and track record. A reduction in revenues of our Adviser Sub, without a commensurate reduction in expenses, could adversely affect our Adviser Sub’s business as well as our revenues and results of operations derived from the Adviser Sub. The terms of fund investment management agreements and similar agreements generally give the manager of the fund and the fund itself the right to terminate such agreements in certain circumstances. With respect to funds that are not exempt from registration under the 1940 Act, the fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by the vote of a majority of such fund’s stockholders and (b) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. Such funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Termination of any such investment management agreements or similar agreements would reduce the fees we earn from the relevant funds or other clients through the Adviser Sub, which could have a material adverse effect on our results of operations.

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

Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.
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

Some types of equipment are under special government regulation which may make the equipment more costly to acquire, own, maintain under equipment financings and leases, and sell.

The use, maintenance and ownership of certain types of equipment that we finance or lease are regulated by federal, state and/or local authorities. Regulations may impose restrictions and financial burdens on our ownership and operation of equipment. Changes in government regulations, industry standards or deregulation may also affect the ownership, operation and resale value of equipment. For example, certain types of equipment are subject to extensive safety and operating regulations imposed by government and/or industry self- regulatory organizations which may make these types of equipment more costly to acquire, own, maintain under equipment financings and leases, and sell. These agencies or organizations may require changes or improvements to equipment, and we may have to spend our own capital to comply. These changes may also require the equipment to be removed from service for a period of time. The terms of equipment financings or leases may provide for payment reductions if the equipment must remain out of service for an extended period or is removed from service. We may then have reduced operating revenues from equipment financings or leases for these items of equipment. If we did not have the capital to make a required change, we might be required to sell the affected equipment or to sell other items of its equipment in order to obtain the necessary cash; in either event, we could suffer a loss on our investment and might lose future revenues, and we might also have adverse tax consequences.

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

Our investments in equipment leasing companies are exposed to fluctuations in the demand for and valuation of the underlying assets.

Our investments in equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased equipment is sensitive to shifts in general and industry-specific economic and market trends, governmental regulations and changes in trade flows from specific events such as natural or man-made disasters. Although we monitor the value of the underlying assets and certain factors that may potentially impact the value of the equipment, there is no assurance that the value of these assets will not be adversely impacted by industry, market, economic, regulatory or other conditions.

Our portfolio companies operating in the life science industry are subject to extensive government regulation and certain other risks particular to that industry.

As part of our investment strategy, we have invested, and plan to invest in the future, in companies in the life science industry.

Such portfolio companies are subject to extensive regulation by the Food and Drug Administration and to a lesser extent, other federal and state agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. In addition, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry.

The successful and timely implementation of the business model of life science companies depends on their ability to adapt to changing technologies and introduce new products. The success of new product offerings will depend, in turn, on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors.

Further, the development of products (including medical devices or drugs) by life science companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement by insurers in the United States (including Medicare and Medicaid) and abroad, or gain and maintain market approval of products. In addition, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, infringement by others of a company’s intellectual property rights, or infringement by a company of intellectual property rights of others.

Portfolio companies in the life science industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We are exposed to risks relating to our specialty finance products.

We rely on the structural features embedded in our specialty financing and asset-based products to mitigate the credit risk associated with such products. With respect to our asset-based loans, we generally limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our asset-based lending and factoring products, there is no guarantee such controls will be effective.

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

For example, as of December 31, 2025, our largest industry concentrations of our total investments at fair value were in the Finance and Insurance industry, which represented 15.1%; and Medical Devices industry, which represented approximately 10.0%. Therefore, we are susceptible to the economic circumstances and market conditions in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

Our investments in the finance and insurance industry may be subject to certain risks, including risks related to complex federal and state laws governing such industry and the risk that regulatory authorities in the jurisdictions in which these products are offered will seek to regulate or restrict these products.

Our investments in the medical devices industry may be subject to certain risks, including the risk that new legislation could have a material effect on the business and operations of some of our portfolio companies by increasing their compliance and other costs of doing business, requiring significant systems enhancements, or rendering their products or services less profitable or obsolete. In particular, the Food and Drug Administration (“FDA”), has established regulations, guidelines and policies to govern the development and approval of pharmaceuticals and medical devices, as have foreign regulatory authorities. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of our portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials. Also, may have adverse effects on certain healthcare sub-sectors due to changes in payer-mix, patient volumes, as well as other changes to the current law.

We may invest in technology-related companies that do not have venture capital or private equity firms as equity investors, and these companies may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of our investment.

Our portfolio companies may require substantial additional equity financing to satisfy their continuing working capital and other cash requirements and, in most instances, to service the interest and principal payments on our investment. Portfolio companies that do not have venture capital or private equity investors may be unable to raise any additional capital to satisfy their obligations or to raise sufficient additional capital to reach the next stage of development. Portfolio companies that do not have venture capital or private equity investors may be less financially sophisticated and may not have access to independent members to serve on their boards, which means that they may be less successful than portfolio companies sponsored by venture capital or private equity firms. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are sponsored by venture capital or private equity firms. Further, a lack of IPO or M&A opportunities for private companies could cause some venture capital, institutional, and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital, which could adversely impact their operations and result in unrealized depreciation and realized losses in our investments in such portfolio companies.

We invest through joint ventures.

We hold a portion of our investments through certain joint ventures, including Senior Credit Corp and Direct Lending (the “Joint Ventures”), and may, from time to time, hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us or to our funds, which may reduce our return on equity or management fees, respectively. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

We are subject to risks associated with investing alongside other third parties.

We have invested in Joint Ventures and other entities and may in the future invest alongside third parties through additional joint ventures, partnerships or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.

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

The majority of our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other cash requirements and, in most instances, to service the interest and principal payments on our investment. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, or if regulatory review processes extend longer than anticipated, and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.

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

Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), currency fluctuations, less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although we expect that all or substantially all of our investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Even where our investments are U.S. dollar denominated, the revenues and cost of such non-U.S. companies may be more subject to currency fluctuations that could negatively impact the financial results of such companies and their ability to repay us or impair the value of their equity. As discussed below, we may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

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

Rule 18f-4 under the 1940 Act (Rule 18f-4") requires BDCs that use derivatives to comply with certain value-at-risk (“VaR”) leverage limits, a derivatives risk management program and board oversight and reporting requirements. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action.

Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the “delayed-settlement securities” provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.

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

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of a stockholder’s adjusted tax basis in our stock and, assuming that a stockholder holds our stock as a capital asset, thereafter as a capital gain. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis our stock, thereby increasing the stockholder’s potential gain or reducing the stockholder’s potential loss on the subsequent sale or other disposition of our stock.

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

Our common stock began trading on the Nasdaq Global Select Market under the symbol “TRIN” on January 29, 2021. We cannot assure you that an active trading market can be sustained. In addition, the price of our common stock may be volatile and we cannot predict the prices at which our common stock will trade. During 2025, the closing price of our common stock ranged from a low of $13.53 to a high of $16.56. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

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

The Notes and the Series A Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes and the Series A Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred, including under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility, and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes and the Series A Notes. Secured indebtedness, including the indebtedness under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility, is effectively senior to the Notes and the Series A Notes to the extent of the value of the assets securing such indebtedness.

The Notes and the Series A Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes and the Series A Notes are obligations exclusively of Trinity Capital Inc. and not of any of our existing subsidiaries. None of our existing subsidiaries are a guarantor of the Notes and the Series A Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Although the Series A Notes are not currently guaranteed by any of our subsidiaries, the Series A Notes may be guaranteed by certain subsidiaries that we acquire or create in the future, pursuant to the term of the Note Purchase Agreement, dated October 1, 2024 (the “Note Purchase Agreement”). Any assets of any of our existing subsidiaries will not be directly available to satisfy the claims of our creditors, including the holders of the Notes and the Series A Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries and therefore the claims of our creditors, including holders of the Notes and the Series A Notes with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes and the Series A Notes are structurally subordinated, or junior, to the KeyBank Credit Facility, the KeyBank Secured Term Loan Facility, and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish.

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

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which each of such notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase. Under this covenant, we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code. Furthermore, this covenant will permit us to continue paying dividends or distributions and the restrictions will not apply unless and until such time as our asset coverage (as defined in the 1940 Act, except to the extent modified by this covenant) has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions for more than six consecutive months. For the purposes of determining “asset coverage” as used above, any and all indebtedness of the Company, including any outstanding borrowings under the KeyBank Credit Facility, the KeyBank Secured Term Loan Facility, and any successor or additional credit facilities, will be deemed a senior security of us;
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

In addition, under the indenture governing the March 2029 Notes and September 2029 Notes, we are not required to offer to purchase the March 2029 Notes or September 2029 Notes in connection with a change of control or any other event. See “We may not be able to repurchase the August 2026 Notes, the December 2026 Notes, the July 2030 Notes or the Series A Notes upon a Change of Control Repurchase Event.”

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

If we are unable to repay debt, lenders having secured obligations, including under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility, could proceed against the collateral securing the debt. Because the KeyBank Credit Facility , the KeyBank Secured Term Loan Facility, and the Note Purchase Agreement each have, and any future debt will likely have, customary cross-default and cross-acceleration provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

We may not be able to repurchase the August 2026 Notes, the December 2026 Notes, the July 2030 Notes or the Series A Notes upon a Change of Control Repurchase Event.

Upon the occurrence of a Change of Control Repurchase Event (as defined in the respective indenture that governs the August 2026 Notes, the December 2026 Notes and the July 2030 Notes, or the Note Purchase Agreement that governs the Series A Notes), subject to certain conditions, we will be required to offer to repurchase all outstanding August 2026 Notes, December 2026 Notes, July 2030 Notes or Series A Notes, as applicable, at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for such purchase of such notes, as applicable, will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of such notes tendered, as applicable. Before making any such repurchase of such notes, as applicable, we would also have to comply with certain requirements under the KeyBank Credit Facility and/or any future credit facility, as applicable, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under the KeyBank Credit Facility and/or any future credit facility, as applicable. Our future debt instruments also may contain similar restrictions and provisions. If the holders of the August 2026 Notes, December 2026 Notes, July 2030 Notes and/or the Series A Notes, as applicable, exercise their right to require us to repurchase all of such notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the August 2026 Notes, the December 2026 Notes, the July 2030 Notes, the Series A Notes and/or our other debt, as applicable.

There is no active public trading market for the August 2026 Notes, the December 2026 Notes, the July 2030 Notes or the Series A Notes; as a result, a holder may not be able to resell any of such notes.

There currently is no active public trading market for the August 2026 Notes, the December 2026 Notes, the July 2030 Notes and the Series A Notes. We do not currently intend to apply for listing of any such notes on any securities exchange or for quotation of any such notes on any automated dealer quotation system. If no active trading market develops, a holder may not be able to resell any at their fair market value or at all. If any of such notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a market is made for any of such notes, any such market-making may be discontinued at any time. In addition, any market-making activity, if any, will be subject to limits imposed by law. Accordingly, we can provide no assurance that a liquid trading market, if any, will develop for such notes, that a holder will be able to sell any of such notes at a particular time, or that the price a holder may receive when it sells any of such notes will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for such notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in such notes for an indefinite period of time.

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

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To qualify for RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset-diversification and annual distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify to be taxed as a RIC and, thus, may be subject to U.S. federal income tax on our entire taxable income at corporate tax rates without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset-diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% nondeductible U.S. federal excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.

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

From time-to-time, capital markets may experience periods of disruption and instability, including as experienced during recent years. From time to time, the U.S. capital markets have experienced extreme volatility and disruption, as evidenced by the volatility in global stock markets as a result of, among other things, supply chain disruptions, interest rate and inflation rate environments, tariffs and global trade negotiations, and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these types of events contribute to unpredictable general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

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

Conflicts between countries and in regions, such as between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business faces increasing public scrutiny related to social responsibility. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, corporate governance and transparency and considering corporate social responsibility factors in our investment processes. Adverse incidents with respect to corporate social responsibility activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, different stakeholder groups have divergent views on corporate social responsibility matters, which increases the risk that any action or lack thereof with respect to corporate social responsibility matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage corporate social responsibility-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which could harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies, material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

Financial regulatory changes in the United States could adversely affect our business.

The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

Conversely, potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.

Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of investment activities, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.

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

We could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology. Our portfolio companies and obligors also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.

Technological innovations and industry disruptions, including those related to artificial intelligence and machine learning, may negatively impact us.

Technological innovations, including artificial intelligence and machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. Recent technological advances in AI pose risks to the Company and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While we do not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us and our portfolio companies to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us and our portfolio companies. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by us and our portfolio companies. Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments. AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

In addition, many jurisdictions have passed or are considering laws and regulations concerning artificial intelligence, the impact of which is unknown. Any of the foregoing factors could have a material and adverse effect on us and/or our portfolio companies. Technological innovations, including AI and machine learning and their applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Currently, we lease office space in Phoenix, Arizona for our corporate headquarters. We also lease office space in San Diego, California and London, United Kingdom. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On February 23, 2026, the last reported closing sales price of our common stock on Nasdaq was $14.70 per share, which represented a premium of approximately 9.5% to our net asset value per share of $13.42 as of December 31, 2025. As of February 23, 2026, we had approximately 43 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2026
First Quarter (through February 23, 2026)	*	$17.06	$14.70	*	*	*
Year Ending December 31, 2025
Fourth Quarter	$13.42	$15.56	$14.28	15.9%	6.4%	$0.51
Third Quarter	$13.31	$16.47	$14.04	23.7%	5.5%	$0.51
Second Quarter	$13.27	$15.52	$13.53	16.9%	1.9%	$0.51
First Quarter	$13.05	$16.56	$14.26	26.9%	9.3%	$0.51
Year Ending December 31, 2024
Fourth Quarter	$13.35	$14.87	$13.11	11.4%	(1.8)%	$0.51
Third Quarter	$13.13	$14.74	$13.57	12.3%	3.4%	$0.51
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51

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
Represents the dividend or distribution(s) declared in the relevant quarter.

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

Distribution Reinvestment Plan

Our amended and restated distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of our stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if we declare a cash distribution (net of applicable withholding tax), our stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution automatically reinvested into additional shares of our common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of our common stock on the valuation date determined for each distribution by the Board.

Our DRIP is administered by our transfer agent on behalf of our record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in our DRIP but may provide a similar distribution reinvestment plan for their clients. Issuances under the plan are not subject to the registration requirements of the Securities Act. During 2025, 2024, and 2023, we issued 94,569, 90,245 and 165,962 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

Issuer Purchases of Equity Securities

On November 7, 2024, the Board authorized a stock repurchase plan permitting the Company to repurchase up to $30.0 million of the Company’s common stock (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, the Company did not repurchase common stock during the years ended December 31, 2025 and 2024. The 2024 Share Repurchase Program expired on November 7, 2025, and was not renewed.

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

However, as a RIC we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We will not be subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains). Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

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

Our Board maintains a variable distribution policy with the objective of making distributions in an amount that approximates 90-100% of our taxable quarterly income or potential annual income for a particular taxable year.

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we issued 94,569 shares of common stock for a total of approximately $1.4 million under the DRIP. During the year ended December 31, 2024, we issued 90,245 shares of common stock for a total of approximately $1.3 million under the DRIP.

On January 15, 2026, we issued 21,953 shares of our common stock pursuant to our distribution reinvestment plan, which related to the dividend declared on December 17, 2025. These issuances were not subject to the registration requirements of the Securities Act.

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

This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Item 1A. Risk Factors.” Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Our loans generally may have initial interest-only periods of up to 36 months, and our equipment financings generally begin amortizing immediately. Our loans and equipment financings generally have a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset lien on mission-critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth-oriented companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments significantly reduces the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.

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

While the Board is ultimately and solely responsible for determining the fair value of the Company’s investments, the Company has engaged independent valuation firms to provide the Company with valuation assistance with respect to its investments. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company identifies portfolio investments with respect to which an independent valuation firm assists in valuing certain investments. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time since the last valuation of the portfolio investment by an independent valuation firm.

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

Given the nature of lending to predominantly venture capital-backed and growth-oriented companies, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $3.7 million and $1.6 million in dividend income during the years ended December 31, 2025 and 2024, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $2,418.1 million and was comprised of approximately $1,863.2 million in secured loans, $336.8 million in equipment financings, and $218.1 million in equity and warrants, across 176 portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $1,725.6 million and was comprised of approximately $1,286.7 million in secured loans, $315.5 million in equipment financings, and $123.4 million in equity and warrants, across 151 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	78.1%	77.1%	75.1%	74.5%
Equipment Financings	14.1%	13.9%	18.1%	18.3%
Equity	5.5%	5.8%	4.5%	4.2%
Warrants	2.3%	3.2%	2.3%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of December 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2025		December 31, 2024
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	28.2%	29.4%	30.7%	31.5%
Northeast	25.8%	25.2%	28.1%	27.6%
South	12.9%	12.7%	9.2%	9.5%
Mountain	8.7%	8.8%	10.9%	10.5%
Southeast	7.9%	7.6%	10.5%	10.4%
Midwest	7.7%	7.2%	5.9%	5.6%
Multi-Sector Holdings (1)	1.8%	2.2%	1.6%	1.9%
International:
Western Europe	4.6%	4.6%	2.4%	2.4%
Canada	2.4%	2.3%	0.7%	0.6%
Total	100.0%	100.0%	100.0%	100.0%
(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly.

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	14.6%	15.1%	18.1%	18.7%
Medical Devices	10.0%	10.0%	9.7%	10.0%
SaaS	9.3%	9.2%	8.2%	8.5%
Other Healthcare Services	9.1%	9.2%	8.1%	8.3%
Green Technology	6.4%	7.2%	8.3%	9.2%
Artificial Intelligence & Automation	6.2%	6.2%	4.7%	4.9%
Space Technology	5.1%	5.6%	8.0%	8.2%
Real Estate Technology	5.8%	5.3%	5.8%	5.4%
Healthcare Technology	5.7%	5.3%	4.5%	4.2%
Biotechnology	5.0%	5.0%	3.2%	3.4%
Marketing, Media, and Entertainment	4.2%	4.1%	2.2%	2.2%
Supply Chain Technology	4.1%	3.9%	1.7%	1.7%
Transportation Technology	3.5%	3.2%	3.6%	2.4%
Connectivity	3.3%	2.9%	2.1%	2.0%
Consumer Products & Services	2.5%	2.6%	3.2%	3.2%
Multi-Sector Holdings (1)	1.8%	2.3%	1.6%	1.9%
Education Technology	1.1%	0.8%	1.9%	1.7%
Food and Agriculture Technologies	0.3%	0.6%	1.8%	1.4%
Diagnostics & Tools	0.6%	0.6%	—	—
Human Resource Technology	0.7%	0.5%	1.9%	1.7%
Digital Assets Technology and Services	0.2%	0.2%	0.2%	0.2%
Construction Technology	0.4%	0.1%	0.5%	0.2%
Industrials	0.1%	0.1%	0.7%	0.6%
Total	100.0%	100.0%	100.0%	100.0%
(1)
Multi-Sector Holdings invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

As of December 31, 2025 and December 31, 2024, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.5 years and 3.2 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Annual Report on Form 10-K.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of December 31, 2025 and December 31, 2024, the Company’s ten largest portfolio companies collectively represented approximately 26.4% and 26.7%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of December 31, 2025 and December 31, 2024, the Company had eight and seven portfolio companies, respectively, that each represented 5% or more of the Company’s net assets.

Investment Activity

During the year ended December 31, 2025, we invested approximately $967.6 million in 43 new portfolio companies, approximately $500.0 million in 34 existing portfolio companies, and approximately $23.8 million in the Multi-Sector Holdings, excluding deferred fees. During the year ended December 31, 2025, we received an aggregate of $826.7 million in proceeds from repayments and sales of our investments, including proceeds of approximately $320.7 million from early repayments on our debt investments, $257.2 million from scheduled/amortizing debt payments, $237.2 million from investments sold primarily to Multi-Sector Holdings and $11.6 million from warrant and equity exits.

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

The following table provides a summary of the changes in the investment portfolio for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Beginning Portfolio, at fair value	$1,725,570	$1,275,180
Purchases, net of deferred fees	1,476,961	1,218,931
Principal payments received on investments	(258,311)	(207,328)
Proceeds from early debt repayments	(320,625)	(313,207)
Sales of investments	(247,719)	(287,331)
Accretion of OID, EOT, and PIK payments	50,680	39,574
Net realized gain/(loss)	(64,328)	(9,730)
Net change in unrealized appreciation/(depreciation)	55,847	9,481
Ending Portfolio, at fair value	$2,418,075	$1,725,570

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2025 and December 31, 2024 (dollars in thousands):

		December 31, 2025		December 31, 2024
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$101,432	4.5%	$89,716	5.6%
3.0 - 3.9	Strong Performance	740,303	33.7%	453,584	28.3%
2.0 - 2.9	Performing	1,264,773	57.5%	972,001	60.7%
1.6 - 1.9	Watch	65,343	3.0%	62,883	3.9%
1.0 - 1.5	Default/Workout	15,228	0.7%	11,062	0.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		2,187,079	99.4%	1,589,246	99.2%
.	Senior Credit Corp 2022 LLC (1)	12,885	0.6%	12,885	0.8%
Total Debt Investments		$2,199,964	100.0%	$1,602,131	100.0%
(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of both December 31, 2025 and December 31, 2024, our debt investments had a weighted average risk rating score of 2.9.

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

As of December 31, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $20.7 million, and a total fair value of approximately $15.2 million, or 0.7%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio.

Fiscal Year Ended December 31, 2023

A discussion of our portfolio composition and investment activity for the fiscal year ended December 31, 2023 is available in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025 and amended on May 5, 2025, and is available on the SEC’s EDGAR database.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the years ended December 31, 2025 and 2024.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Stated interest income	$223,523	$178,988
Amortization of OID and EOT	32,341	27,794
Acceleration of OID and EOT	15,076	9,317
PIK interest income	4,862	9,055
Prepayment penalty and related fees	4,170	3,020
Dividend income	3,714	1,575
Other fee income	9,966	7,942
Total investment income	$293,652	$237,691

For the year ended December 31, 2025, total investment income was approximately $293.7 million, which represents an approximate effective yield of 15.3% on the average investments during the year. For the year ended December 31, 2024, total investment income was approximately $237.7 million, which represents an approximate effective yield of 16.1% on the average investments during the year. The increase in investment income for the year ended December 31, 2025 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments.

Net Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses and excise taxes. Our operating expenses totaled approximately $149.6 million and $121.8 million for the years ended December 31, 2025 and 2024, respectively. The increase in our operating expenses for the year ended December 31, 2025 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due March 2029 (the “March 2029 Notes”), the 7.875% Notes due September 2029 (the “September 2029 Notes”), the 7.54% Notes due 2027 (the “Series A 2027 Notes”), the 7.60% Notes due 2028 (the “Series A 2028 Notes”), the 7.66% Notes due 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”) and the 6.750% Notes due 2030 (the “July 2030 Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $80.6 million and $61.9 million for the years ended December 31, 2025 and 2024, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.4% and 7.6% for years ended December 31, 2025 and 2024. The increase in interest expense for the year ended December 31, 2025 was primarily due to increased borrowings under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”) and the addition of the July 2030 Notes and the KeyBank Secured Term Loan Facility.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $51.4 million and $43.5 million for the years ended December 31, 2025 and 2024, respectively. The increase in employee compensation expenses for the year ended December 31, 2025 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of December 31, 2025 and 2024, the Company had 106 and 88 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees totaled approximately $7.6 million and $5.3 million for the years ended December 31, 2025 and 2024, respectively. The increase in professional fees expenses for the year ended December 31, 2025, resulted primarily from an increase in legal fees, third-party valuation fees and other consulting fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $10.4 million and $8.9 million for the years ended December 31, 2025 and 2024, respectively. The increase in general and administrative expenses for the year ended December 31, 2025 was primarily due to additional office rent and related expenses.

Allocated Expenses to Trinity Capital Adviser, LLC

The resource sharing agreement (the “Sharing Agreement”) with the Adviser Sub provides the Adviser Sub with access to the Company’s human capital resources, facilities and systems. Under the terms of the Sharing Agreement, we allocate the related expenses of such shared resources to the Adviser Sub based on total assets under management by the Adviser Sub and us. The Company’s total expenses are net of expenses allocated to the Adviser Sub of $2.9 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively. The increase in allocated expenses for the year ended December 31, 2025 was primarily due to additional assets managed by the Adviser Sub.

Excise Taxes

Our excise taxes totaled approximately $2.6 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

Net Investment Income

For the year ended December 31, 2025, we recognized approximately $293.7 million in total investment income as compared to approximately $149.6 million in total expenses, including excise tax expense, resulting in net investment income of $144.1 million. For the year ended December 31, 2024, we recognized approximately $237.7 million in total investment income as compared to approximately $121.8 million in total expenses, including excise tax expense, resulting in net investment income of $115.8 million.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the year ended December 31, 2025, our gross realized gains primarily consisted of the repayment of two equipment financing positions. Our gross realized losses primarily consisted of the sale of one equipment financing position, the conversion of three debt positions, the extinguishment of two debt positions and one receivable associated with a loan position. During the year ended December 31, 2024, our gross realized gains primarily consisted of the repayment of three equipment financing positions and the sale of three equity positions. Our gross realized losses primarily consisted of the sale of one equity position, the sale of one debt position, the repayment of one debt position and the conversion of debt positions in four portfolio companies.

The net realized gains (losses) from the sales, repayments, or exits of investments for the years ended December 31, 2025 and 2024 were comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Net realized gain/(loss) on investments:
Gross realized gains	$7,653	$24,474
Gross realized losses	(71,998)	(34,204)
Net change in realized gain/(loss) on portfolio investments	(64,345)	(9,730)
Other net changes in realized gain/(loss)(1)	17	—
Total net realized gains/(losses) on investments	$(64,328)	$(9,730)

(1) Includes the net change in realized gain/(loss) related to foreign currency transactions.

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

Net unrealized appreciation and depreciation on investments for the years ended December 31, 2025 and 2024 is comprised of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Gross unrealized appreciation	$69,226	$41,496
Gross unrealized depreciation	(52,211)	(58,712)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	38,832	26,697
Net change in unrealized appreciation/(depreciation) on portfolio investments	55,847	9,481
Other net changes in unrealized appreciation/(depreciation)(1)	8	—
Total net unrealized gains/(losses) on investments	$55,855	$9,481

(1) Includes the net change in unrealized appreciation/(depreciation) related to derivative instruments.

During the year ended December 31, 2025, our net unrealized appreciation totaled approximately $55.8 million, which included net unrealized appreciation of $12.7 million from our warrant investments, net unrealized appreciation of $15.7 million from our equity investments and net unrealized appreciation of $27.4 million from our debt investments.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the year ended December 31, 2025 totaled approximately $135.6 million. Net increase in net assets resulting from operations during the year ended December 31, 2024 totaled approximately $115.6 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2025, both the basic and diluted net increase in net assets per common share was $1.96. For the year ended December 31, 2024, basic and diluted net decrease in net assets per common share was $2.19 and $2.10, respectively.

Fiscal Year Ended December 31, 2023

A discussion of our results of operations for the fiscal year ended December 31, 2023 is available in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025 and amended on May 5, 2025, and is available on the SEC’s EDGAR database.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the August 2026 Notes offering, the December 2026 Notes offering, the March 2029 Notes offering, the September 2029 Notes offering, the Series A Notes offering, the July 2030 Notes offering and borrowings under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility, each of which were outstanding as of December 31, 2025, as well as cash flows from our operations, including investment sales and repayments and income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility or any future credit facility, as well as proceeds from the turnover of our portfolio to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility or KeyBank Secured Term Loan Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

For the year ended December 31, 2025, we experienced a net increase in cash and cash equivalents in the amount of $9.5 million, which is the net result of $545.8 million of cash provided by financing activities partially offset by $535.5 million of cash used in operating activities and $0.8 million of cash used in investing activities. During the year ended December 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $4.9 million, which is the net result of $322.2 million of cash provided by financing activities partially offset by $316.9 million of cash used in operating activities and $0.4 million of cash used in investing activities.

As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of $19.1 million and $9.6 million, respectively, of which $0.1 million and $3.8 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of December 31, 2025 and December 31, 2024, we had approximately $316.1 million and $487.0 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of December 31, 2025 are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of December 31, 2025, our asset coverage ratio was approximately 183.8% and our asset coverage ratio per unit was approximately $1,838. As of December 31, 2024, our asset coverage ratio was approximately 192.7% and our asset coverage ratio per unit was approximately $1,927.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into a capital commitment with Senior Credit Corp, EPT and Direct Lending in the amount of $21.4 million, $10.0 million and $100.0 million, respectively.

As of December 31, 2025, unfunded commitments were $3.0 million and $85.1 million for Senior Credit Corp and Direct Lending, respectively. As of December 31, 2025, there were no unfunded commitments for EPT. As of December 31, 2025, the Company also had unfunded commitments of approximately $82.3 million to ten portfolio companies. The Company did not have any other off-balance sheet commitments as of December 31, 2025.

As of December 31, 2024, unfunded commitments were $3.0 million and $0.8 million for Senior Credit Corp and EPT, respectively. As of December 31, 2024, the Company also had unfunded commitments of $31.2 million to two portfolio companies. The Company did not have any other off-balance sheet commitments as of December 31, 2024.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2025 and December 31, 2024 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2025, is as follows:

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$373,900	$—	$373,900
KeyBank Secured Term Loan Facility	—	—	200,000	—	200,000
August 2026 Notes	125,000	—	—	—	125,000
December 2026 Notes	75,000	—	—	—	75,000
March 2029 Notes	—	—	142,166	—	142,166
September 2029 Notes	—	—	122,215	—	122,215
Series A Notes	—	128,500	14,000	—	142,500
July 2030 Notes	—	—	125,000	—	125,000
Operating Leases	—	5,308	3,669	594	9,571
Total Contractual Obligations	$200,000	$133,808	$980,950	$594	$1,315,352

Distributions

We intend to pay distributions to our stockholders out of assets legally available for distribution. All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The following table summarizes distributions recorded by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
September 17, 2025	Quarterly	September 30, 2025	October 15, 2025	0.51
December 17, 2025	Quarterly	December 31, 2025	January 15, 2026	0.51
			Total	$10.74

Fiscal Year Ended December 31, 2023

A discussion of our financial condition, liquidity and capital resource for the fiscal year ended December 31, 2023 is available in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025 and amended on May 5, 2025, and is available on the SEC’s EDGAR database.

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

Recent Developments

Equity ATM Program

For the period from January 1, 2026 to February 23, 2026, the Company issued and sold 1,361,786 shares of its common stock at a weighted-average price of $15.81 per share and raised $21.3 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

Acquisition of Equipment Leasing LLC

On January 30, 2026, the Company completed the acquisition of all of the equity interests of Equipment Leasing Services, LLC (“ELS”) for approximately $9.0 million, consisting of a mix of cash and the Company's common stock. ELS is an Arizona based equipment financing and leasing company and will continue to operate independently as a portfolio company of the Company.

New Joint Venture

On January 22, 2026 the Company entered into a joint venture agreement with a credit financing platform (the “New JV Partner”) to co-manage a private fund. The joint venture intends to acquire loans originated by the New JV Partner and intends to acquire, hold and, as applicable, dispose of investments as co-investments alongside the New JV Partner. The Company and the New JV Partner each hold equal ownership interests in the joint venture and committed capital contributions of $50.0 million. The joint venture is capitalized as investment transactions are completed, with contributions called from each member on a pro rata basis relative to each member’s total commitments.

All portfolio decisions, as well as substantially all other actions relating to the joint venture, require approval by its board of managers, which is composed of an equal number of representatives from the Company and the New JV Partner. The joint venture will generally invest in the first out senior tranche of such investments.

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

Interest Rate Risk

Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates, including as a result of inflation, will not have a material adverse effect on our net investment income. Inflation is likely to continue in the near to medium-term, particularly in the United States and Europe, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

As of December 31, 2025, approximately 82.9% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”), Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”) and Bank of England Base Rate (“Base Rate”), and approximately 17.1% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility and KeyBank Secured Term Loan are subject to floating interest rates based on SOFR, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our borrowings, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$54,975	$17,217	$37,758
Up 200 basis points	36,400	11,478	24,922
Up 100 basis points	15,460	5,739	9,721
Down 100 basis points	(5,504)	(5,739)	235
Down 200 basis points	(8,975)	(11,478)	2,503
Down 300 basis points	(2,680)	(17,217)	14,537

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of December 31, 2025, we had ten foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of December 31, 2025 were subject to currency risk.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trinity Capital Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Trinity Capital Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the underlying investee companies, borrowers and others; when replies were not received from the underlying investee companies, borrowers and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs

Description of the Matter

As more fully described in Note 4 to the consolidated financial statements, the Company classified $2,386,232 thousand of its portfolio investments as Level 3 within the fair value hierarchy (Level 3 portfolio investments) as of December 31, 2025 which represents investments in Level 3 portfolio investments whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. As described in Note 2 and Note 4 to the consolidated financial statements, management applied significant judgment in determining the fair value of these level 3 portfolio investments, which involved the use of significant unobservable inputs related to i) hypothetical market yields and premiums/(discounts), and the probability weighting of alternative outcomes for debt securities; and ii) revenue and EBITDA multiples for equity and warrant investments.

Auditing the fair value of the Company’s Level 3 investments involved a high degree of auditor judgment and extensive audit effort, as changes in the valuation techniques or significant unobservable inputs could have resulted in significant changes in fair value measurements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the Company’s investment valuation process, including controls related to the Company’s assessment of valuation techniques and significant unobservable inputs used in determining the fair value measurements of the Level 3 portfolio investments.

Our audit procedures included, among others, evaluating the Company’s valuation techniques and significant unobservable inputs used. Our audit procedures also included, for a sample of Level 3 portfolio investments, testing the mathematical accuracy of the fair value calculations and testing the accuracy of other relevant inputs used in estimating fair value measurements, such as investment terms and portfolio company financial information.

For example, we compared publicly available information in the Company’s valuation models (e.g., market yields, revenue and EBITDA multiples of comparable public companies and comparable public transactions) to information available from third-party market research providers. We also compared the significant inputs in the Company’s valuation models to source documents, such as portfolio company financial statements and capitalization tables. To evaluate the reasonableness of significant unobservable inputs, we assessed whether these inputs were developed in a manner consistent with the Company’s valuation policies and in some instances, we involved our valuation specialists to independently develop ranges using portfolio company and available market information to estimate the fair value of selected investments and we compared these ranges to the Company’s fair value measurements. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s fair value measurements.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2019. Los Angeles, California February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trinity Capital Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trinity Capital Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trintiy Capital Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2026

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

ASSETS
Investments at fair value:
Control investments (cost of $107,747 and $82,391, respectively)	$123,760	$89,249
Affiliate investments (cost of $63,422 and $34,309, respectively)	50,495	34,727
Non-Control / Non-Affiliate investments (cost of $2,225,715 and $1,643,526, respectively)	2,243,820	1,601,594
Total investments (cost of $2,396,883 and $1,760,226, respectively)	2,418,075	1,725,570
Cash and cash equivalents	19,110	9,627
Interest receivable	19,031	16,542
Deferred credit facility costs	5,872	6,586
Other assets	22,431	15,916
Total assets	$2,484,519	$1,774,241

LIABILITIES
Credit Facility	$373,900	$113,000
Secured Notes, net of $1,467 and $0, respectively, of unamortized deferred financing costs	198,533	—
Unsecured Notes, net of $10,118 and $10,327, respectively, of unamortized deferred financing costs and premium/discount	721,763	764,673
Distribution payable	41,574	31,451
Security deposits	3,008	8,472
Accounts payable, accrued expenses and other liabilities	51,742	33,663
Total liabilities	1,390,520	951,259

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 81,518,294 and 61,669,059 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	82	62
Paid-in capital in excess of par	1,100,343	829,626
Distributable earnings/(accumulated deficit)	(6,426)	(6,706)
Total net assets	1,093,999	822,982
Total liabilities and net assets	$2,484,519	$1,774,241
NET ASSET VALUE PER SHARE	$13.42	$13.35

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$10,172	$8,764	$4,179
Affiliate investments	5,242	2,903	1,025
Non-Control / Non-Affiliate investments	264,101	215,062	169,636
Total interest and dividend income	279,515	226,729	174,840
Fee and other income:
Affiliate investments	2,751	3,196	2,158
Non-Control / Non-Affiliate investments	11,386	7,766	4,857
Total fee and other income	14,137	10,962	7,015
Total investment income	293,652	237,691	181,855

EXPENSES:
Interest expense and other debt financing costs	80,565	61,948	44,296
Compensation and benefits	51,402	43,517	33,093
Professional fees	7,565	5,318	5,407
General and administrative	10,378	8,858	6,598
Total gross expenses	149,910	119,641	89,394
Allocated expenses to Trinity Capital Adviser, LLC	(2,930)	(473)	—
Total net expenses	146,980	119,168	89,394

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	146,672	118,523	92,461
Excise tax expense	2,595	2,678	2,560
NET INVESTMENT INCOME	144,077	115,845	89,901

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Control investments	—	(4,226)	—
Affiliate investments	(18,964)	—	(26,251)
Non-Control / Non-Affiliate investments	(45,364)	(5,504)	(1,820)
Net realized gain/(loss) from investments	(64,328)	(9,730)	(28,071)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	4,554	18,997	(4,884)
Affiliate investments	(3,538)	89	27,380
Non-Control / Non-Affiliate investments	54,839	(9,605)	(7,433)
Net change in unrealized appreciation/(depreciation) from investments	55,855	9,481	15,063

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$135,604	$115,596	$76,893

NET INVESTMENT INCOME PER SHARE - BASIC	$2.08	$2.20	$2.31
NET INVESTMENT INCOME PER SHARE - DILUTED	$2.08	$2.11	$2.19

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$1.96	$2.19	$1.98
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$1.96	$2.10	$1.89

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	69,286,014	52,705,732	38,910,150
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	69,286,014	56,728,848	42,705,875

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Loss)	Net Assets
Balance as of December 31, 2022	34,960,672	$35	$480,532	$(20,918)	$459,649
Issuance of common stock pursuant to distribution reinvestment plan	165,962	—	2,194	—	2,194
Stock-based compensation	—	—	8,799	—	8,799
Issuance of restricted stock awards	827,723	—	—	—	—
Issuance of common stock, net of issuance costs	10,666,373	11	150,268	—	150,279
Retired and forfeited shares of restricted stock	(205,327)	—	(2,821)	—	(2,821)
Stock repurchase and cancellation of shares	(91,691)	—	(1,003)	—	(1,003)
Distributions to stockholders	—	—	—	(82,831)	(82,831)
Tax reclassification	—	—	(4,229)	4,229	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	76,893	76,893
Balance as of December 31, 2023	46,323,712	46	633,740	(22,627)	611,159
Issuance of common stock pursuant to distribution reinvestment plan	90,245	—	1,279	—	1,279
Stock-based compensation	—	—	10,543	—	10,543
Issuance of restricted stock awards	1,354,192	1	(1)	—	—
Issuance of common stock, net of issuance costs	14,161,064	15	200,216	—	200,231
Retired and forfeited shares of restricted stock	(260,154)	—	(3,726)	—	(3,726)
Distributions to stockholders	—	—	—	(112,100)	(112,100)
Tax reclassification	—	—	(12,425)	12,425	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	115,596	115,596
Balance as of December 31, 2024	61,669,059	62	829,626	(6,706)	822,982
Issuance of common stock pursuant to distribution reinvestment plan	94,569	—	1,391	—	1,391
Stock-based compensation	—	—	12,049	—	12,049
Issuance of restricted stock awards	617,718	1	(1)	—	—
Issuance of common stock, net of issuance costs	19,442,378	19	289,966	—	289,985
Retired and forfeited shares of restricted stock	(305,430)	—	(4,360)	—	(4,360)
Additional paid-in capital in connection with Convertible Notes Redemption	—	—	(15,772)	—	(15,772)
Distributions to stockholders	—	—	—	(147,880)	(147,880)
Tax reclassification	—	—	(12,556)	12,556	—
Net increase/(decrease) in net assets resulting from operations	—	—	—	135,604	135,604
Balance as of December 31, 2025	81,518,294	$82	$1,100,343	$(6,426)	$1,093,999

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$135,604	$115,596	$76,893
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(1,476,961)	(1,218,931)	(632,754)
Proceeds from sales and paydowns of investments	826,655	807,866	471,926
Net change in unrealized (appreciation)/depreciation from investments	(55,855)	(9,481)	(15,063)
Net realized (gain)/loss from investments	64,328	9,730	28,071
Accretion of original issue discounts and end of term payments on investments	(50,680)	(39,574)	(32,953)
Amortization of deferred financing costs	4,957	5,395	4,281
Stock-based compensation	12,049	10,543	8,799
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(2,489)	(5,336)	(1,256)
(Increase)/Decrease in other assets	(5,676)	2,195	(6,380)
Increase/(Decrease) in security deposits	(5,464)	(3,815)	(2,813)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	18,033	8,903	4,989
Net cash provided by/(used in) operating activities	(535,499)	(316,909)	(96,260)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(785)	(420)	(2,744)
Net cash provided by/(used in) investing activities	(785)	(420)	(2,744)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	289,985	200,231	150,279
Stock repurchase and cancellation of shares, net of costs	—	—	(1,003)
Retirement of employee shares	(4,360)	(3,726)	(2,821)
Cash distributions paid	(136,366)	(102,532)	(78,802)
Issuance of Secured Notes, net of issuance costs	198,475	—	—
Issuance of Unsecured Notes, net of issuance costs	154,889	358,222	—
Repayment of Unsecured Notes	(217,756)	(30,000)	—
Borrowings under Credit Facility	1,569,200	829,400	420,000
Repayments under Credit Facility	(1,308,300)	(929,400)	(394,500)
Net cash provided by/(used in) financing activities	545,767	322,195	93,153

Net increase/(decrease) in cash, cash equivalents and restricted cash	9,483	4,866	(5,851)
Cash, cash equivalents and restricted cash at beginning of period	9,627	4,761	10,612
Cash, cash equivalents and restricted cash at end of period	$19,110	$9,627	$4,761

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$69,194	$54,539	$39,884
Income tax, including excise tax, paid	2,722	2,600	2,304
Non-cash settlement of investments	—	—	21
Distribution payable	41,574	31,451	23,162
Distributions reinvested	1,391	1,279	2,194

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$19,110	$9,627	$4,761
Restricted cash	—	—	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$19,110	$9,627	$4,761

See accompanying notes to consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	March 25, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$1,530	$1,531	$1,554	(9)(10)(14)(19)
	Equipment Financing	April 24, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	1,017	1,017	1,035	(9)(10)(14)(19)
	Equipment Financing	May 28, 2024	May 1, 2026	Fixed interest rate 16.0%; EOT 0.0%	527	527	535	(9)(10)(14)
	Equipment Financing	June 21, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	1,647	1,648	1,677	(9)(10)(14)(19)
Total Applied Digital Corporation					4,721	4,723	4,801

Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$14,145	$13,933	$14,204	(8)(14)(19)(22)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$7,986	$8,858	$8,901	(9)(14)(19)
	Equipment Financing	October 22, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	8,165	8,944	8,946	(9)(14)(19)
Total Cirrascale Cloud Services, LLC					16,151	17,802	17,847

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$172	$169	$172	(9)(14)(19)(22)

iGrafx, LLC	Secured Loan	November 12, 2025	November 12, 2028	Variable interest rate SOFR 3 Month Term + 5.8%; EOT 0.0%	$25,000	$24,642	$24,642	(8)(20)

K2View Inc.	Secured Loan	May 30, 2025	June 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 2.5%	$15,000	$14,802	$15,234	(8)(14)

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$4,170	$4,100	$4,161	(9)(14)(19)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$11,400	$11,222	$11,522	(8)(9)(14)(19)

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$6,600	$6,534	$6,631	(8)(14)(19)

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$36,000	$35,133	$35,774	(8)(14)(19)
	Secured Loan	October 2, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	13,500	13,211	13,211	(8)(14)(19)
Total Uniphore Technologies Inc.					49,500	48,344	48,985

Sub-total: Artificial Intelligence & Automation (13.5%)*					$146,859	$146,271	$148,199

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Biotechnology
Candel Therapeutics, Inc.	Secured Loan	October 14, 2025	October 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 9.8%; EOT 4.3%	$48,500	$46,900	$46,898	(8)(10)(14)(19)

Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	$4,292	$4,372	$4,360	(8)(14)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,653	4,646	(8)(14)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,791	4,787	(8)(14)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,060	5,062	(8)(14)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,060	5,062	(8)(14)
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	1,405	1,422	1,388	(8)(14)
Total Pendulum Therapeutics, Inc.					25,000	25,358	25,305

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$43,000	$43,108	$44,181	(8)(9)(14)(19)

Sub-total: Biotechnology (10.6%)*					$116,500	$115,366	$116,384

Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	July 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$14,396	$14,555	$14,836	(9)(10)(14)(19)
	Equipment Financing	June 30, 2025	July 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	2,341	2,366	2,412	(9)(10)(14)(19)
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	5,229	5,237	5,332	(9)(10)(14)(19)
	Equipment Financing	December 23, 2025	January 1, 2031	Fixed interest rate 12.4%; EOT 9.0%	17,460	17,344	17,344	(14)
Total AST & Science, LLC					39,426	39,502	39,924

Tarana Wireless, Inc.	Secured Loan	September 23, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$14,800	$14,453	$14,498	(8)(9)(14)(19)

Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,769	$12,683	(8)(23)
	Secured Loan	July 16, 2025	March 31, 2026	Fixed interest rate 11.5%; EOT 0.0%	1,000	1,000	804	(23)
	Secured Loan	September 9, 2025	March 31, 2026	Fixed interest rate 11.5%; EOT 0.0%	500	500	402	(23)
Total Vertical Communications, Inc.					14,100	17,269	13,889

Sub-total: Connectivity (6.2%)*					$68,326	$71,224	$68,311

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 12, 2025	October 1, 2028	Fixed interest rate 11.6%; EOT 3.0%	$5,004	$4,937	$5,032	(9)(14)(19)(22)

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$4,700	$4,819	$4,813	(8)(14)(19)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,805	4,822	(8)(14)(19)
	Secured Loan	August 1, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,755	4,743	(8)(14)(19)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,196	4,175	(8)(14)(19)
Total Ogee, Inc.					18,800	18,575	18,553

Quip NYC, Inc.	Secured Loan	September 30, 2025	September 1, 2028	Variable interest rate Prime + 9.0% or Floor rate 12.3%; EOT 0.0%	$3,351	$3,350	$3,345	(8)

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$2,485	$2,641	$2,653	(8)(14)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	3,394	3,456	3,503	(8)(14)
Total Rinse, Inc.					5,879	6,097	6,156

Sub-total: Consumer Products & Services (3.0%)*					$33,034	$32,959	$33,086

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$14,200	$13,810	$14,018	(8)(9)(14)(19)

Sub-total: Diagnostics & Tools (1.3%)*					$14,200	$13,810	$14,018

Digital Assets Technology and Services
Inca Digital, Inc.	Secured Loan	December 2, 2025	December 2, 2026	Fixed interest rate 12.5%; EOT 0.0%	$6,000	$5,917	$5,917	(20)

Sub-total: Digital Assets Technology and Services (0.5%)*					$6,000	$5,917	$5,917

Education Technology
Edblox, Inc.	Secured Loan	March 19, 2024	April 1, 2029	Variable interest rate Prime + 6.5% or Floor rate 13.8%; EOT 2.5%	$15,000	$15,378	$10,770	(8)(9)

Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,876	$6,916
	Secured Loan	August 10, 2021	March 1, 2026	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,625	2,305
Total Yellowbrick Learning, Inc.					10,000	10,501	9,221

Sub-total: Education Technology (1.8%)*					$25,000	$25,879	$19,991

Finance and Insurance
Alt Lending SPV II, LLC	Secured Loan	July 8, 2025	July 8, 2028	Variable interest rate SOFR 1 Month Term + 9.0% or Floor rate 11.0%; EOT 0.0%	$13,429	$13,006	$13,007	(8)(10)(12)(21)

Beam Technologies, Inc.	Secured Loan	August 30, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0% + PIK Fixed Interest Rate 1.5%; EOT 2.0%	$29,816	$30,408	$30,551	(8)(9)(14)(15)(19)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0% + PIK Fixed Interest Rate 1.5%; EOT 2.0%	2,388	2,437	2,447	(8)(9)(14)(15)(19)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	395	395	395	(9)(19)
Total Beam Technologies, Inc.					32,599	33,240	33,393

Centivo Corporation	Secured Loan	July 31, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	$3,803	$3,765	$3,845	(8)(9)(14)(15)(19)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,789	3,658	3,709	(8)(9)(14)(15)(19)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,784	3,664	3,720	(8)(9)(14)(15)(19)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	7,546	7,295	7,410	(8)(9)(14)(15)(19)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,771	3,641	3,700	(8)(9)(14)(15)(19)
Total Centivo Corporation					22,693	22,023	22,384

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$7,235	$7,509	$7,432	(8)(9)(14)(19)
	Secured Loan	July 31, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	7,235	7,514	7,421	(8)(9)(14)(19)
Total Cherry Technologies, Inc.					14,470	15,023	14,853

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$11,622	$11,699	$11,812	(8)(9)(14)(19)
	Secured Loan	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	2,902	2,878	2,909	(8)(9)(14)(19)
	Secured Loan	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,353	4,315	4,361	(8)(9)(14)(19)
	Secured Loan	April 9, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,348	4,227	4,260	(8)(9)(14)(19)
	Secured Loan	May 15, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	14,495	14,742	14,976	(8)(14)(19)
Total Tilt Finance, Inc. (dba Empower Financial, Inc.)					37,720	37,861	38,318

Gravie, Inc.	Secured Loan	June 4, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$15,980	$15,891	$15,770	(8)(9)(14)(19)

Inshur, Inc.	Secured Loan	June 10, 2025	July 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 2.5%	$25,000	$24,667	$25,040	(8)(14)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 13.0%; EOT 1.0%	$12,500	$12,631	$12,833	(8)(14)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.0%	$6,020	$5,869	$6,045	(8)(14)(19)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$2,040	$2,017	$2,070	(8)(9)(14)(19)
	Secured Loan	December 15, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	1,020	1,000	1,000	(8)(9)(14)(19)
Total Lendflow, Inc.					3,060	3,017	3,070

Mesa Financial, Inc.	Secured Loan	August 29, 2024	February 28, 2027	Variable interest rate SOFR 1 Month Term + 10.3% or Floor rate 12.3%; EOT 0.0%	$14,207	$14,114	$14,114	(8)(10)(12)(21)

Mesa Financing I, LLC	Secured Loan	May 7, 2025	May 7, 2028	Variable interest rate SOFR 1 Month Term + 10.5% or Floor rate 12.5%; EOT 0.0%	$2,131	$2,022	$2,131	(8)(10)(12)(21)

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$6,450	$6,290	$6,470	(8)(14)(19)

Parafin SPV 2, LLC	Secured Loan	February 22, 2024	December 21, 2026	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 12.8%; EOT 0.0%	$23,384	$23,269	$23,269	(8)(10)(12)(21)

Parafin SPV 3, LLC	Secured Loan	July 25, 2024	January 25, 2027	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 13.8%; EOT 0.0%	$14,345	$14,263	$14,263	(8)(10)(12)(21)

PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$5,700	$5,619	$5,690	(8)(9)(14)(19)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	5,700	5,552	5,552	(8)(9)(14)(19)
Total PatientFi, Inc.					11,400	11,171	11,242

Slope Tech, Inc.	Secured Loan	October 5, 2022	February 27, 2026	Variable interest rate SOFR 1 Month Term + 11.8% or Floor rate 11.8%; EOT 0.0%	$4,377	$4,358	$4,358	(8)(10)(12)(21)

Thrivory, Inc.	Secured Loan	September 9, 2025	October 1, 2027	Variable interest rate SOFR 1 Month Term + 10.5% or Floor rate 12.5%; EOT 0.0%	$5,438	$5,380	$5,380	(8)(10)(12)(21)

Under Technologies, Inc.	Secured Loan	September 13, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$7,400	$7,388	$7,587	(8)(9)(14)(19)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	7,400	7,370	7,491	(8)(9)(14)(19)
Total Under Technologies, Inc.					14,800	14,758	15,078

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$12,150	$12,088	$12,373	(8)(9)(14)(19)
	Secured Loan	December 9, 2025	September 22, 2027	Fixed interest rate 6.0%; EOT 0.0%	405	405	405	(9)(19)
Total Wisetack, Inc.					12,555	12,493	12,778

Sub-total: Finance and Insurance (26.9%)*					$292,558	$291,346	$293,796

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$3,097	$4,142	$4,141	(9)(14)(19)

Sub-total: Food and Agriculture Technologies (0.4%)*					$3,097	$4,142	$4,141

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	$2,991	$3,194	$3,290	(9)(14)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	8,656	9,012	9,291	(9)(14)(19)
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	10,312	10,544	10,682	(9)(14)(19)
	Equipment Financing	December 24, 2025	December 1, 2030	Fixed interest rate 11.4%; EOT 6.0%	63,700	63,107	63,107	(14)
Total Commonwealth Fusion Systems, LLC					85,659	85,857	86,370

Electric Hydrogen Co.	Equipment Financing	September 12, 2022	April 1, 2026	Fixed interest rate 9.0%; EOT 10.0%	$167	$369	$364	(14)
	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	3,105	3,524	3,493	(9)(14)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	2,546	2,811	2,813	(9)(14)(19)
	Equipment Financing	September 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	1,529	1,680	1,670	(9)(14)(19)
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	368	400	397	(9)(14)(19)
Total Electric Hydrogen Co.					7,715	8,784	8,737

Form Energy Inc.	Equipment Financing	October 21, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$21,095	$21,399	$21,709	(9)(14)(19)
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	5,708	5,756	5,835	(9)(14)(19)
Total Form Energy Inc.					26,803	27,155	27,544

Hi-Power, LLC	Equipment Financing	September 30, 2022	April 1, 2026	Fixed interest rate 14.7%; EOT 1.0%	$373	$415	$422	(14)

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$983	$1,714	$1,677
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	626	974	953
Total SeaOn Global, LLC					1,609	2,688	2,630

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$9,317	$9,759	$9,002	(8)(14)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	9,317	9,749	8,990	(8)(14)
Total Footprint International Holding, Inc.					18,634	19,508	17,992

Sub-total: Green Technology (13.1%)*					$140,793	$144,407	$143,695

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$5,700	$5,644	$5,792	(8)(9)(14)(19)
	Secured Loan	October 29, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	2,280	2,242	2,242	(8)(9)(14)(19)
Total B.Well Connected Health, Inc.					7,980	7,886	8,034

Lightning Step Technologies, LLC	Secured Loan	August 6, 2025	August 6, 2030	Variable interest rate SOFR 1 Month Term + 7.1%; EOT 0.0%	$9,000	$8,832	$8,789	(8)(14)(20)
	Secured Loan	October 22, 2025	August 6, 2030	Variable interest rate SOFR 1 Month Term + 7.1%; EOT 0.0%	9,000	8,824	8,824	(8)(20)
Total Lightning Step Technologies, LLC					18,000	17,656	17,613

Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 4.8%	$12,500	$12,765	$12,839	(8)

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$8,125	$7,984	$8,098	(8)(9)(14)(19)
	Secured Loan	October 2, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	8,125	8,099	8,099	(8)(9)(14)(19)
Total Paytient Technologies, Inc.					16,250	16,083	16,197

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$21,500	$21,073	$21,262	(8)(14)(19)

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	$5,000	$5,241	$4,989	(8)(14)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	15,000	15,724	14,966	(8)(14)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	10,000	10,482	9,977	(8)(14)
Total TMRW Life Sciences, Inc.					30,000	31,447	29,932

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(23)

Sub-total: Healthcare Technology (9.7%)*					$106,730	$107,410	$106,377

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Secured Loan	June 12, 2024	September 30, 2027	Fixed interest rate 10.0%; EOT 0.0%	$500	$500	$372	(18)(23)
	Secured Loan	September 30, 2025	September 30, 2027	Fixed interest rate 7.5%; EOT 0.0%	11,401	11,401	7,390	(18)(23)
Total Nomad Health, Inc.					11,901	11,901	7,762

Sub-total: Human Resource Technology (0.7%)*					$11,901	$11,901	$7,762

Industrials
3DEO, Inc.	Equipment Financing	February 1, 2025	February 1, 2028	Fixed interest rate 0.1%; EOT 2.2%	$1,806	$1,826	$1,176	(14)(18)

Sub-total: Industrials (0.1%)*					$1,806	$1,826	$1,176

Marketing, Media, and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$38,400	$34,784	$35,553	(8)(14)(19)

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$1,601	$1,705	$1,691	(8)(14)

Incontext Solutions, Inc.	Secured Loan	September 1, 2025	June 1, 2026	Fixed interest rate 12.0%; EOT 0.0%	$778	$778	$771

Rarefied Atmosphere, Inc.	Secured Loan	May 6, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$41,645	$41,057	$42,163	(8)(9)(14)(19)

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$10,506	$10,564	$10,396	(8)(9)(14)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,275	5,187	(8)(9)(14)(19)
Total Vox Media Holdings, Inc.					15,757	15,839	15,583

Sub-total: Marketing, Media, and Entertainment (8.8%)*					$98,181	$94,163	$95,761

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 10.9%; EOT 7.5%	$13,784	$15,285	$14,007	(9)(14)(19)
	Equipment Financing	September 30, 2024	October 1, 2028	Fixed interest rate 11.1%; EOT 7.5%	5,891	6,484	5,985	(9)(14)(19)
Total Apiject Holdings, Inc.					19,675	21,769	19,992

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$3,150	$3,141	$3,217	(8)(9)(14)(19)

Elucent Medical, Inc.	Secured Loan	October 31, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$12,150	$12,070	$11,977	(8)(9)(14)(19)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$28,200	$28,171	$28,899	(8)(14)(19)
	Secured Loan	September 25, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	4,700	4,694	4,816	(8)(14)(19)
Total Lightforce Orthodontics, Inc.					32,900	32,865	33,715

Nalu Medical, Inc	Secured Loan	July 3, 2025	August 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 10.0%; EOT 4.0%	$15,300	$15,170	$15,422	(8)(19)(22)

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$20,000	$20,160	$20,699	(8)(14)
	Secured Loan	January 21, 2025	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	15,000	15,001	14,857	(8)
Total Neurolens, Inc.					35,000	35,161	35,556

Neuros Medical, Inc.	Secured Loan	December 11, 2025	January 1, 2031	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 4.0%	$13,816	$13,821	$13,901	(8)(19)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$4,400	$4,330	$4,364	(8)(14)(19)

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$3,995	$4,012	$4,104	(8)(9)(14)(19)

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 3.0%	$11,250	$11,591	$11,596	(8)(9)(14)

Vital Connect, Inc.	Secured Loan	July 3, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$27,650	$27,783	$28,576	(8)(9)(14)(19)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,896	8,124	(8)(9)(14)(19)
	Secured Loan	December 17, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,825	7,825	(8)(9)(14)(19)
Total Vital Connect, Inc.					43,450	43,504	44,525

Sub-total: Medical Devices (18.1%)*					$195,086	$197,434	$198,369

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$12,885	$12,885	$12,885	(10)(23)

Sub-total: Multi-Sector Holdings (1.2%)*					$12,885	$12,885	$12,885

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Other Healthcare Services
Cellares Corporation	Equipment Financing	August 2, 2024	September 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$3,708	$3,792	$3,847	(14)(19)
	Equipment Financing	January 10, 2025	February 1, 2030	Fixed interest rate 12.2%; EOT 4.5%	5,146	5,213	5,212	(14)(19)
	Equipment Financing	January 29, 2025	February 1, 2030	Fixed interest rate 12.5%; EOT 4.5%	3,145	3,184	3,184	(14)(19)
	Secured Loan	August 2, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	47,000	47,591	48,283	(8)(19)
Total Cellares Corporation					58,999	59,780	60,526

Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	$44,454	$44,323	$45,162	(8)(15)
	Secured Loan	October 1, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	5,191	5,193	5,218	(8)(14)(15)
	Secured Loan	January 6, 2025	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	2,575	2,563	2,576	(8)(15)
Total Metabolon, Inc.					52,220	52,079	52,956

Upward Health, Inc.	Secured Loan	August 6, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$5,875	$5,811	$5,985	(8)(9)(14)(19)

Renalogic Holdings, Inc.	Secured Loan	June 30, 2025	June 30, 2030	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$63,183	$62,030	$61,904	(8)(14)(20)

Velentium, Inc.	Secured Loan	May 24, 2024	May 24, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 5.3%	$8,500	$8,546	$8,595	(8)(9)(14)

Sub-total: Other Healthcare Services (17.4%)*					$188,777	$188,246	$189,966

Real Estate Technology
Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Fixed interest rate 10.2%; EOT 0.0%	$23,644	$21,714	$21,079	(8)(14)(23)
	Secured Loan	May 14, 2025	May 14, 2027	Fixed interest rate 4.0%; EOT 0.0%	1,600	1,600	1,644	(23)
Total Knockaway, Inc.					25,244	23,314	22,723

Knockaway Trinity Holdings, LLC	Secured Loan	December 6, 2023	December 27, 2026	Variable interest rate SOFR 1 Month Term + 9.3% or Floor rate 13.8%; EOT 0.0%	$35,000	$34,992	$34,992	(8)(10)(12)(21)(23)

Maxwell Financial Labs, Inc.	Secured Loan	September 30, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 13.5%; EOT 5.0%	$15,000	$15,455	$15,889	(8)(14)
	Secured Loan	October 2, 2024	October 2, 2026	Fixed interest rate 6.0%; EOT 0.0%	187	187	198
Total Maxwell Financial Labs, Inc.					15,187	15,642	16,087

Orchard Technologies, Inc.	Secured Loan	January 1, 2024	January 1, 2029	Variable interest rate Prime + 10.0% or Floor rate 17.0%; EOT 4.0%	$28,540	$29,580	$24,134	(8)

Sub-total: Real Estate Technology (9.0%)*					$103,971	$103,528	$97,936

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate Prime + 4.8% or Floor rate 12.0% + PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,736	$20,812	$20,877	(8)(9)(14)(15)

Eyelit Technologies, Inc.	Secured Loan	November 4, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$3,250	$3,200	$3,192	(8)(14)(19)(20)(22)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	5,720	5,629	5,619	(8)(14)(19)(20)(22)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	650	639	645	(8)(14)(19)(20)(22)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	1,625	1,595	1,589	(8)(14)(19)(20)(22)
Total Eyelit Technologies, Inc.					11,245	11,063	11,045

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$24,661	$24,275	$24,751	(8)(14)(19)

CCP InterGalactic Buyer, LLC	Secured Loan	September 15, 2025	September 15, 2030	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$7,500	$7,370	$7,564	(8)(20)

ServiceTrade, Inc.	Secured Loan	August 15, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	$17,250	$17,014	$17,178	(8)(14)(19)(20)(22)
	Secured Loan	May 2, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	1,380	1,358	1,383	(8)(14)(19)(20)(22)
	Secured Loan	June 3, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	1,380	1,358	1,383	(8)(14)(19)(20)(22)
	Secured Loan	September 22, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	1,380	1,356	1,381	(8)(14)(19)(20)(22)
Total ServiceTrade, Inc.					21,390	21,086	21,325

Silk Technologies, Inc.	Secured Loan	November 4, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$16,200	$15,963	$16,130	(8)(9)(14)(19)

SOCi, Inc.	Secured Loan	October 3, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$35,738	$35,130	$34,515	(8)(14)(19)(20)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	3,257	3,199	3,148	(8)(14)(19)(20)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	1,637	1,605	1,610	(8)(14)(19)(20)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	1,723	1,688	1,687	(8)(14)(19)(20)
Total SOCi, Inc.					42,355	41,622	40,960

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$3,740	$3,689	$3,828	(8)(9)(14)(19)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,666	3,746	(8)(9)(14)(19)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,531	3,603	(8)(9)(14)(19)
Total Steno Agency, Inc.					11,040	10,886	11,177

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Ticketure LLC	Secured Loan	July 25, 2025	July 25, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	$24,938	$24,481	$24,333	(8)(14)(20)

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$37,600	$37,003	$36,919	(8)(19)(20)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	1,880	1,847	1,817	(8)(14)(19)(20)
Total Xytech Systems, LLC					39,480	38,850	38,736

Sub-total: SaaS (19.8%)*					$219,545	$216,408	$216,898

Space Technology
Astranis Space Technology Corporation	Equipment Financing	April 13, 2023	May 1, 2027	Fixed interest rate 12.1%; EOT 6.5%	$1,403	$1,745	$1,506	(9)(14)(19)
	Equipment Financing	September 27, 2024	October 1, 2028	Fixed interest rate 13.8%; EOT 6.5%	2,364	2,371	2,535	(9)(14)(19)
	Equipment Financing	September 27, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	1,820	1,835	1,852	(9)(14)(19)
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	3,864	3,867	3,930	(9)(14)(19)
	Equipment Financing	October 30, 2025	November 1, 2028	Fixed interest rate 11.7%; EOT 4.0%	1,116	1,111	1,111	(14)(19)
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	43,000	41,295	42,657	(8)(9)(14)(19)
Total Astranis Space Technology Corporation					53,567	52,224	53,591

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$461	$474	$482	(9)(14)(19)(22)
	Equipment Financing	September 13, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	375	381	388	(9)(14)(19)(22)
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	378	380	390	(9)(14)(19)(22)
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	437	438	444	(9)(14)(19)(22)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	543	538	547	(9)(14)(19)(22)
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	2,638	2,594	2,635	(9)(14)(19)(22)
Total Impulse Space, Inc.					4,832	4,805	4,886

Kymeta Corporation	Secured Loan	July 3, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$7,900	$7,750	$8,001	(8)(9)(14)(19)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	7,900	7,887	8,027	(8)(9)(14)(19)
Total Kymeta Corporation					15,800	15,637	16,028

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Slingshot Aerospace, Inc.	Secured Loan	July 12, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$23,700	$23,598	$24,189	(8)(9)(14)(19)
	Secured Loan	August 7, 2024	April 30, 2026	Fixed interest rate 10.0%; EOT 0.0%	500	500	574
Total Slingshot Aerospace, Inc.					24,200	24,098	24,763

Sub-total: Space Technology (9.1%)*					$98,399	$96,764	$99,268

Supply Chain Technology
Inktavo, LLC	Secured Loan	October 15, 2025	October 15, 2031	Variable interest rate SOFR 3 Month Term + 6.8%; EOT 0.0%	$67,500	$66,199	$66,198	(8)(20)

Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.5%	$19,495	$20,332	$16,550	(8)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	July 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$231	$243	$246	(9)(14)
	Equipment Financing	December 23, 2024	January 1, 2028	Fixed interest rate 12.3%; EOT 4.0%	1,192	1,221	1,234	(9)(14)
	Equipment Financing	September 9, 2025	October 1, 2028	Fixed interest rate 12.0%; EOT 4.0%	1,302	1,299	1,322	(9)(14)
Total Nucleus RadioPharma, Inc.					2,725	2,763	2,802

Sub-total: Supply Chain Technology (7.8%)*					$89,720	$89,294	$85,550

Transportation Technology
EH Leasing Company, LLC	Equipment Financing	November 1, 2025	November 1, 2029	Fixed interest rate 14.4%; EOT 18.7%	$4,990	$5,591	$5,136	(19)

NextCar Holding Company, Inc.	Secured Loan	November 4, 2025	March 31, 2026	Fixed interest rate 10.0%; EOT 0.0%	$2,266	$2,266	$1,926	(18)

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,481	$9,770	$8,710	(8)(9)(15)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	160	174	170	(9)
Total Get Spiffy, Inc.					9,641	9,944	8,880

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Uveye, Inc.	Equipment Financing	December 26, 2024	January 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	$14,144	$14,162	$14,312	(14)
	Equipment Financing	March 28, 2025	April 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	3,935	3,928	3,969	(14)
	Equipment Financing	May 15, 2025	June 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	1,022	1,018	1,030	(14)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	3,280	3,265	3,303	(14)
	Equipment Financing	August 13, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	8,551	8,497	8,597	(14)
	Equipment Financing	September 26, 2025	October 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	5,665	5,623	5,675	(14)
	Equipment Financing	November 20, 2025	December 1, 2028	Fixed interest rate 11.7%; EOT 1.0%	13,273	13,153	13,153
	Equipment Financing	December 17, 2025	January 1, 2029	Fixed interest rate 11.6%; EOT 1.0%	8,675	8,589	8,589
Total Uveye, Inc.					58,545	58,235	58,628

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$4,636	$4,731	$4,364	(8)(18)

Sub-total: Transportation Technology (7.2%)*					$80,078	$80,767	$78,934

Total: Debt Securities- United States (186.3%)*					$2,053,446	$2,051,947	$2,038,420

Debt Securities- Canada

Construction Technology
Nexii, Inc.	Secured Loan	July 24, 2024	July 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$365	$365	$317	(10)(23)

Sub-total: Construction Technology (0.0%)*					$365	$365	$317

Real Estate Technology
Maple Raptor Acquisition Inc. (dba Rentsync)	Secured Loan	April 28, 2025	April 28, 2030	Variable interest rate CORRA 3 Month Term + 9.4%; EOT 0.0%	$19,757	$19,373	$19,897	(8)(10)(20)
	Secured Loan	December 23, 2025	April 28, 2030	Variable interest rate CORRA 3 Month Term + 9.4%; EOT 0.0%	7,527	7,359	7,359	(8)(20)
Total Maple Raptor Acquisition Inc. (dba Rentsync)					27,284	26,732	27,256

Sub-total: Real Estate Technology (2.5%)*					$27,284	$26,732	$27,256

Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$16,656	$16,552	$16,721	(9)(10)(14)(19)
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	2,306	2,263	2,296	(9)(10)(14)(19)
Total Earthdaily Constellation Holdings, LP					18,962	18,815	19,017

Sub-total: Space Technology (1.7%)*					$18,962	$18,815	$19,017

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	July 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,075	$5,652	(8)(10)(14)(23)

Sub-total: Supply Chain Technology (0.5%)*					$6,000	$6,075	$5,652

Total: Debt Securities- Canada (4.8%)*					$52,611	$51,987	$52,242

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Europe

Consumer Products & Services
Motorway Online, Ltd	Secured Loan	December 23, 2025	June 1, 2030	Variable interest rate Base Rate + 7.9% or Floor rate 11.7%; EOT 2.8%	$20,205	$19,621	$19,621	(8)(10)

Sub-total: Consumer Products & Services (1.8%)*					$20,205	$19,621	$19,621

Healthcare Technology
Unmind LTD	Secured Loan	July 8, 2025	August 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.0%	$19,500	$19,130	$19,539	(8)(10)

Sub-total: Healthcare Technology (1.8%)*					$19,500	$19,130	$19,539

Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$29,375	$29,254	$30,154	(8)(10)(14)(19)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	11,750	11,515	11,515	(8)(14)(19)
Total CMR Surgical Limited					41,125	40,769	41,669

Sub-total: Medical Devices (3.8%)*					$41,125	$40,769	$41,669

Other Healthcare Services
Zandivio PLC	Secured Loan	October 30, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$28,200	$27,924	$28,473	(8)(10)(14)(19)

Sub-total: Other Healthcare Services (2.6%)*					$28,200	$27,924	$28,473

Total: Debt Securities- Europe (10.0%)*					$109,030	$107,444	$109,302

Total: Debt Securities (201.1%)*					$2,215,087	$2,211,378	$2,199,964

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

Ambient Photonics, Inc.	Warrant	July 27, 2022	July 27, 2032	Common Stock	15,976	$5.50	$48	$—

D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	13,391	$16.05	$182	$299	(9)(19)(22)

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Class A Common Stock	851,063	$0.10	$25	$—

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$77

K2View Inc.	Warrant	May 30, 2025	May 30, 2035	Ordinary	252,050	$1.38	$150	$71	(17)

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	38,319	$5.23	$286	$252	(9)(19)

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	2,176,343	$0.19	$151	$147	(9)(17)(19)

Tquila Automation, Inc	Warrant	July 2, 2025	July 2, 2037	Common Stock	32,247	$0.81	$41	$33	(19)

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	604,703	$2.40	$653	$469	(19)
	Warrant	October 2, 2025	September 30, 2035	Common Stock	226,763	$2.40	201	176
Total Uniphore Technologies Inc.							854	645

Sub-Total: Artificial Intelligence & Automation (0.1%)*							$1,786	$1,524

Biotechnology

Candel Therapeutics, Inc.	Warrant	October 14, 2025	October 14, 2035	Common Stock	247,003	$5.89	$1,311	$1,343	(10)

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$38	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	25	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	151	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	1,022
	Warrant	May 30, 2025	May 30, 2035	Preferred Series C	914,565	$0.01	1,880	2,052	(17)
Total Pendulum Therapeutics, Inc.							2,666	3,288

Sub-Total: Biotechnology (0.4%)*							$3,977	$4,631

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$1,843
	Warrant	September 23, 2024	September 23, 2034	Common Stock	2,094,922	$0.51	695	430	(9)(19)
Total Tarana Wireless, Inc.							1,662	2,273

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(23)

viaPhoton, Inc.	Warrant	March 31, 2022	March 31, 2032	Common Stock	15,839	$0.60	$22	$25

Sub-Total: Connectivity (0.2%)*							$1,684	$2,298

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$1	(17)(23)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	1	(23)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	7	(17)(23)
Total Project Frog, Inc.							38	10

Sub-total: Construction Technology (0.0%)*							$38	$10

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$10	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	1	(17)
Total BaubleBar, Inc.							710	11

Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	39,745	$4.05	$53	$58	(9)(19)(22)

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Common Stock	763,480	$0.84	$259	$—

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$1

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$319	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	100
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	80
Total Madison Reed, Inc.							312	499

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	$54	$663	(17)(19)
	Warrant	September 29, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	49	663	(17)(19)
	Warrant	August 1, 2024	August 1, 2034	Preferred Series A-3	243,668	$0.68	104	663	(17)(19)
	Warrant	July 18, 2025	August 1, 2034	Preferred Series A-3	243,668	$0.68	780	663	(17)(19)
Total Ogee, Inc.							987	2,652

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$37
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	16
Total Portofino Labs, Inc.							259	53

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Common Stock	10,833	$48.46	$203	$—

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$277	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$—

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$—

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$11	(17)

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$4,632	(9)(19)

Sub-total: Consumer Products & Services (0.7%)*							$4,682	$8,194

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Warrant	August 8, 2025	August 8, 2035	Common Stock	127,165	$3.35	$346	$291	(9)(19)

Sub-total: Diagnostics & Tools (0.0%)*							$346	$291

Education Technology
Edblox, Inc.	Warrant	March 19, 2024	March 19, 2034	Common Stock	55,729	$1.71	$153	$—	(9)

Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-Total: Education Technology (0.0%)*							$273	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Finance and Insurance
Alt Platform Inc.	Warrant	July 8, 2025	July 8, 2035	Common Stock	256,692	$0.74	$310	$279	(10)(12)(21)

Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	47,479	$17.28	$629	$473	(9)(19)
	Warrant	August 7, 2025	August 7, 2032	Preferred Series F Prime	4,083	$0.00	148	164	(9)(17)(19)
Total Beam Technologies, Inc.							777	637

Bestow, Inc.	Warrant	August 1, 2024	August 1, 2034	Preferred Series C-2	349,793	$0.01	$1,987	$2,266	(17)

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	80,578	$0.76	$67	$95	(9)(19)
	Warrant	December 20, 2024	July 31, 2034	Common Stock	80,577	$0.76	189	95	(9)(19)
	Warrant	February 3, 2025	July 31, 2034	Common Stock	80,577	$0.76	164	95	(9)(19)
	Warrant	May 20, 2025	July 31, 2034	Common Stock	161,157	$0.76	290	189	(9)(19)
	Warrant	June 13, 2025	July 31, 2034	Common Stock	80,577	$0.76	145	95	(9)(19)
Total Centivo Corporation							855	569

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,766

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$3,479	(9)(19)

Freedom Advisors Group LLC	Warrant	June 15, 2022	June 15, 2032	Class B Units	904,000	$0.01	$10	$73	(17)

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	123,816	$2.68	$293	$15	(9)(19)

Inshur, Inc.	Warrant	June 10, 2025	June 10, 2035	Common Stock	32,049	$6.05	$234	$220

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$491

Kard Financial, Inc.	Warrant	September 10, 2025	September 10, 2035	Common Stock	210,899	$1.36	$249	$244	(19)

One Million Metrics (dba Kinetic)	Warrant	August 25, 2025	August 25, 2035	Common Stock	168,871	$0.51	$134	$136	(19)

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	85,778	$0.70	$79	$88	(9)(19)

Mesa Financial, Inc.	Warrant	August 29, 2024	August 29, 2034	Common Stock	62,422	$0.73	$28	$35	(10)(12)(21)

Mesa Financing I, LLC	Warrant	May 7, 2025	May 7, 2035	Common Stock	22,519	$0.01	$8	$—	(10)(12)(21)
	Warrant	June 25, 2025	May 7, 2035	Common Stock	61,926	$0.01	21	—	(10)(12)(21)
	Warrant	July 31, 2025	May 7, 2035	Common Stock	28,148	$0.01	11	—	(10)(12)(21)
Total Mesa Financing I, LLC							40	—

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$368	(10)(12)(21)
	Warrant	July 25, 2024	July 25, 2034	Common Stock	24,641	$7.09	108	368	(10)(12)(21)
	Warrant	December 23, 2024	December 23, 2034	Common Stock	3,657	$11.14	49	48	(10)(12)(21)
Total Parafin, Inc.							275	784

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	60,995	$3.10	$84	$85	(9)(17)(19)
	Warrant	December 16, 2025	March 14, 2035	Preferred Series B	60,994	$3.10	95	85	(9)(17)(19)
Total PatientFi, Inc.							179	170

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$392	(10)(12)(21)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	92	(10)(12)(21)
Total Slope Tech, Inc.							221	484

Thrivory, Inc.	Warrant	September 9, 2025	September 9, 2035	Common Stock	484,952	$0.01	$18	$21	(10)(12)(21)

Under Technologies, Inc.	Warrant	May 3, 2024	May 3, 2034	Common Stock	76,133	$2.90	$210	$216	(9)(19)

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	111,153	$1.58	$102	$115	(9)(19)

Sub-Total: Finance and Insurance (1.1%)*							$7,163	$12,088

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Class B Units	3,741	$140.21	$287	$397	(17)

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Units	2,387	$19.12	$7	$47	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Units	12,010	$18.89	26	238	(9)(19)
Total DrinkPak, LLC							33	285

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$8,880

Intelligent Brands, Inc. (f.k.a. PSB Holdings, Inc.)	Warrant	January 16, 2020	October 5, 2027	Common Stock	103,636	$21.42	$111	$—
	Warrant	December 31, 2020	December 29, 2032	Common Stock	33,348	$3.17	546	—
Total Intelligent Brands, Inc.							657	—

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$5

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Class A Common Stock	20,181	$2.13	$79	$2

Sub-Total: Food and Agriculture Technologies (0.9%)*							$1,239	$9,569

Green Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$—

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,685,501	$0.22	$—	$581	(11)(17)(23)
	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	2,184,672	$0.01	—	919	(11)(17)(23)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	5,106,972	$0.44	—	278	(11)(17)(23)
	Warrant	January 16, 2020	November 2, 2028	Preferred Series C	3,850,294	$0.01	—	1,803	(11)(17)(23)
	Warrant	November 29, 2021	November 29, 2031	Preferred Series D	154,906,320	$0.01	7	8,426	(17)(23)
Total Edeniq, Inc.							7	12,007

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
	Warrant	October 31, 2024	October 31, 2034	Preferred Class F	250	$25,000.00	—	—	(17)
Total Footprint International Holding, Inc.							4,614	—

Form Energy Inc.	Warrant	October 21, 2024	October 21, 2034	Common Stock	85,556	$8.03	$797	$597	(9)(19)

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$220
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	128
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	206
Total Mainspring Energy, Inc.							853	554

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$95	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	42	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	131	(9)(17)
Total RTS Holding, Inc.							580	268

Sub-Total: Green Technology (1.2%)*							$6,886	$13,426

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	64,777	$0.79	$108	$67	(9)(19)

Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$3	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Units	281	$527.51	$93	$3

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$16	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	88	(17)
Total Hospitalists Now, Inc.							462	104

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$27
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	28
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	31
Total Lark Technologies, Inc.							493	86

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$43	(17)

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	31,216	$1.01	$43	$47	(9)(19)
	Warrant	October 2, 2025	May 27, 2035	Common Stock	31,214	$1.01	43	47	(9)(19)
Total Paytient Technologies, Inc.							86	94

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	10,157	$23.09	$273	$284	(19)

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Class A Common Stock	268,983	$2.09	$80	$—
	Warrant	March 3, 2023	April 29, 2032	Class A Common Stock	268,983	$2.09	80	—
Total TMRW Life Sciences, Inc.							160	—

Sub-Total: Healthcare Technology (0.1%)*							$1,876	$684

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$3

Sub-Total: Human Resource Technology (0.0%)*							$38	$3

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

Sub-total: Industrials (0.0%)*							$93	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Marketing, Media, and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	561,670	$7.29	$3,645	$1,125	(19)

Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$375	$—

Firefly Systems, Inc.	Warrant	January 29, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$165

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$26	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$400

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	174,032	$7.35	$571	$664	(9)(19)

Vox Media Holdings, Inc.	Warrant	June 25, 2025	June 25, 2035	Class A Common Stock	1,580,142	$0.37	$464	$374	(9)(19)

Sub-Total: Marketing, Media, and Entertainment (0.3%)*							$5,479	$2,754

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	937,604	$0.01	$612	$132	(9)(19)

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$201	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,288	$0.69	$29	$15	(9)(17)

Elucent Medical, Inc.	Warrant	October 31, 2024	October 31, 2034	Preferred Series C-2	1,628,141	$0.30	$144	$99	(9)(17)(19)

Lightforce Orthodontics, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Series D	62,627	$18.01	$249	$50	(17)(19)
	Warrant	September 25, 2024	August 6, 2034	Preferred Series D	10,438	$18.01	37	8	(17)(19)
Total Lightforce Orthodontics, Inc.							286	58

Nalu Medical, Inc	Warrant	July 3, 2025	July 3, 2035	Preferred Series E	71,043	$4.85	$115	$261	(17)(19)(22)

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	798,085	$0.38	$71	$136	(9)(17)
	Warrant	August 30, 2024	August 10, 2033	Preferred Series C	399,042	$0.38	39	68	(9)(17)
Total Neuros Medical, Inc.							110	204

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	38,529	$2.86	$46	$38	(17)(19)

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A	95,688	$5.01	$51	$175	(9)(17)(19)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Preferred Series D	32,684	$10.33	$120	$336	(9)(17)

Sub-Total: Medical Devices (0.1%)*							$2,006	$1,519

Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	243,868	$4.77	$841	$1,217	(19)

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Class A Common Stock	763,137	$0.28	$251	$751	(9)(19)

Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$234	(17)
	Warrant	October 1, 2024	March 28, 2034	Preferred Series 3	384,615	$0.65	33	39	(17)
	Warrant	January 6, 2025	March 28, 2034	Preferred Series 3	192,308	$0.65	23	20	(17)
Total Metabolon, Inc.							700	293

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Class B Units	7,958	$53.40	$129	$97	(9)(17)

Sub-Total: Other Healthcare Services (0.2%)*							$1,921	$2,358

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Real Estate Technology
Homelight Lending, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$2

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$85.27	$208	$—	(23)
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—	(23)
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	—	(23)
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	—	(10)(12)(17)(21)(23)
	Warrant	September 16, 2024	September 16, 2034	Preferred Series BB	93,951,849	$0.00	2,391	340	(17)(23)
	Warrant	September 27, 2023	September 27, 2033	Preferred Series AA-1	5,084,804	$0.09	—	—	(17)(23)
Total Knockaway, Inc.							2,864	340

Maxwell Financial Labs, Inc.	Warrant	October 8, 2020	October 8, 2030	Common Stock	106,735	$0.29	$21	$—
	Warrant	December 22, 2020	December 22, 2030	Common Stock	110,860	$0.29	34	—
	Warrant	September 30, 2021	September 30, 2031	Common Stock	79,135	$1.04	148	—
	Warrant	May 10, 2024	May 10, 2034	Common Stock	303,562	$0.27	83	—
	Warrant	July 1, 2024	May 10, 2034	Common Stock	303,562	$0.27	91	—
	Warrant	January 1, 2025	May 10, 2034	Common Stock	308,162	$0.27	13	—
Total Maxwell Financial Labs, Inc.							390	—

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$218	(17)
	Warrant	February 12, 2025	February 12, 2034	Preferred Series 1	228,000	$0.01	126	218	(17)
Total Orchard Technologies, Inc.							126	436

Sub-Total: Real Estate Technology (0.1%)*							$3,381	$778

SaaS
Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	31,572	$15.87	$443	$555	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Class B Common Stock	499,366	$0.36	$166	$105	(9)

Crowdtap, Inc.	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	$9	$90	(17)

Gtxcel, Inc.	Warrant	January 16, 2020	August 30, 2026	Preferred Series D	1,000,000	$0.21	$83	$—	(17)

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$435	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	204,760	$1.98	$433	$348	(9)(19)

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$78

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	55,818	$1.98	$136	$186	(9)(19)
	Warrant	May 16, 2025	June 21, 2034	Common Stock	54,476	$1.98	164	181	(9)(19)
Total Steno Agency, Inc.							300	367

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$11	(9)

Sub-Total: SaaS (0.2%)*							$2,526	$1,989

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$83	$1,115	(9)(19)
	Warrant	September 27, 2024	September 27, 2034	Common Stock	156,677	$2.27	683	2,471	(9)(19)
	Warrant	June 26, 2025	June 26, 2035	Common Stock	39,557	$0.01	191	674	(9)(19)
	Warrant	August 25, 2025	August 25, 2035	Common Stock	422,048	$2.33	1,604	6,641	(9)(19)
Total Astranis Space Technology Corporation							2,561	10,901

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$22
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	5
Total Axiom Space, Inc.							160	27

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,286	$6.24	$144	$228	(9)(19)

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	27,893	$1.91	$113	$691	(9)(19)(22)

Slingshot Aerospace, Inc.	Warrant	July 12, 2024	July 12, 2036	Common Stock	328,416	$0.46	$400	$499	(9)(19)

Kymeta Corporation	Warrant	July 3, 2024	July 3, 2034	Common Stock	3,995,407	$0.11	$331	$200	(9)(19)

Sub-Total: Space Technology (1.1%)*							$3,709	$12,546

Supply Chain Technology
Macrofab, Inc.	Warrant	January 14, 2025	July 21, 2035	Common Stock	311,176	$0.01	$166	$—
	Warrant	January 14, 2025	January 29, 2034	Preferred Series C-1	392,157	$0.01	254	—	(17)
	Warrant	January 14, 2025	April 11, 2036	Common Stock	161,006	$0.01	64	—
	Warrant	January 14, 2025	July 21, 2035	Preferred Series C-1	311,177	$0.01	166	—	(17)
	Warrant	January 14, 2025	April 11, 2036	Preferred Series C-1	161,007	$0.01	64	—	(17)
	Warrant	January 14, 2025	January 14, 2035	Preferred Series C-1	247,173	$0.01	151	—	(17)
Total Macrofab, Inc.							865	—

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	43,086	$1.99	$68	$20	(9)

Sub-Total: Supply Chain Technology (0.0%)*							$933	$20

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$—	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Class A Common Stock	6,211	$64.42	$35	$—	(13)
	Warrant	February 23, 2022	February 23, 2027	Class A Common Stock	486	$64.42	3	—	(13)
	Warrant	March 16, 2022	March 16, 2027	Class A Common Stock	583	$64.42	3	—	(13)
	Warrant	April 18, 2022	April 18, 2027	Class A Common Stock	5,336	$64.42	7	—	(13)
	Warrant	September 29, 2022	September 29, 2027	Preferred Series A-2	1,224,752	$0.22	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Uveye, Inc.	Warrant	December 26, 2024	December 26, 2034	Ordinary	476,031	$4.38	$539	$396	(17)

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,271	$4.34	$95	$—

Sub-Total: Transportation Technology (0.0%)*							$1,260	$396

Total: Warrant Investments- United States (6.9%)*							$51,296	$75,078

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Canada

Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025	June 10, 2035	Class B Common Stock	1,736,139	$0.81	$971	$889	(9)(10)(19)

Sub-Total: Space Technology (0.1%)*							$971	$889

Total: Warrant Investments- Canada (0.1%)*							$971	$889

Warrant Investments- Europe

Consumer Products & Services
Motorway Online, Ltd	Warrant	December 23, 2025	December 23, 2035	Ordinary	172,869	€0.01	$391	$379	(10)(17)

Sub-Total: Consumer Products & Services (0.0%)*							$391	$379

Healthcare Technology
Unmind LTD	Warrant	July 7, 2025	July 7, 2035	Ordinary	122,340	€149.02	$518	$512	(10)(17)

Sub-Total: Healthcare Technology (0.0%)*							$518	$512

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Ordinary	11,771	€149.02	$130	$76	(10)(17)

Sub-Total: Industrials (0.0%)*							$130	$76

Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Ordinary	7,520	€0.01	$121	$326	(10)(17)(19)
	Warrant	December 16, 2025	March 24, 2030	Ordinary	3,008	€0.01	127	131	(17)
Total CMR Surgical Limited							248	457

Sub-Total: Medical Devices (0.0%)*							$248	$457

Other Healthcare Services
Zandivio PLC	Warrant	October 29, 2024	October 29, 2034	Common Stock	132,042	€0.01	$771	$535	(10)(19)

Sub-Total: Other Healthcare Services (0.0%)*							$771	$535

Space Technology
All.Space Networks, Limited.	Warrant	August 19, 2022	August 19, 2032	Common Stock	35,602	$21.79	$113	$—	(10)
	Warrant	August 22, 2024	August 22, 2034	Common Stock	35,601	$8.90	1	—	(10)
Total All.Space Networks, Limited.							114	—

Sub-Total: Space Technology (0.0%)*							$114	$—

Total: Warrant Investments- Europe (0.2%)*							$2,172	$1,959

Total: Warrant Investments- (7.1%)*							$54,439	$77,926

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Artificial Intelligence & Automation
Cabernet AI, Inc.	Equity	February 27, 2025	$500	SAFE Note	$500	$500	(17)

Sub-Total: Artificial Intelligence & Automation (0.0%)*					$500	$500

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Senior Series 6	$500	$500	(9)(17)(19)
	Equity	October 9, 2025	361,231	Preferred Series 8	386	670	(9)(17)(19)
Total Tarana Wireless, Inc.					886	1,170

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(23)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	—	(16)(23)
Total Vertical Communications, Inc.					3,966	—

viaPhoton Inc.	Equity	October 3, 2025	$740	Preferred Series B-5	$740	$696	(17)

Sub-Total: Connectivity (0.2%)*					$5,592	$1,866

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$352	$32	(17)(23)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	52	(17)(23)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	36	(23)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	110	(17)(23)
Total Project Frog, Inc.					4,622	230

Sub-Total: Construction Technology (0.0%)*					$4,622	$230

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$417	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Common Stock	$500	$—

Rinse, Inc.	Equity	December 30, 2024	290,242	Preferred Series D	$500	$540	(17)

Sub-Total: Consumer Products & Services (0.1%)*					$1,500	$957

Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	128,393	Preferred Series B-1	$374	$339	(9)(17)(19)

Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Equity	May 16, 2024	2,810,235	Preferred Series C	$20,000	$31,019	(17)
	Equity	May 15, 2024	146,905	Common Stock	1,968	1,448
Total Tilt Finance, Inc. (dba Empower Financial, Inc.)					21,968	32,467

Mesa Financing I, LLC	Equity	September 17, 2025	$500	SAFE Note	$500	$—	(10)(12)(17)(21)

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D-1	$500	$512	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$479	(10)(12)(17)(21)

Upgrade Master Pass - Thru Trust	Equity	August 11, 2025	$7,000	Series 2025-ST5	$5,506	$5,506	(12)(17)(21)
	Equity	October 17, 2025	$7,001	Series 2025-ST7	10,574	10,574	(12)(17)(21)
	Equity	November 19, 2025	$7,002	Series 2025-ST8	9,315	9,315	(12)(17)(21)
Total Upgrade Master Pass - Thru Trust					25,395	25,395

Sub-Total: Finance and Insurance (5.4%)*					$49,627	$59,192

Food and Agriculture Technologies
Emergy, Inc.	Equity	October 30, 2025	348	Common Stock	$755	$755	(9)(23)

Athletic Brewing Company, LLC	Equity	August 1, 2024	1,214	Class B Units	$283	$246	(9)(17)(19)

Sub-Total: Food and Agriculture Technologies (0.1%)*					$1,038	$1,001

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	11,140	Preferred Series D-1	$325	$486	(9)(17)(19)

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$3,358	(11)(17)(23)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,748	(11)(17)(23)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	8,931	(11)(17)(23)
Total Edeniq, Inc.					—	14,037

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$394	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$207	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series E-1D	$334	$393	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series E-1D1	405	390	(9)(17)
	Equity	February 7, 2025	2,054	Preferred Series E-1	328	339	(9)(17)
Total RTS Holding, Inc.					1,067	1,122

Sub-Total: Green Technology (1.5%)*					$2,392	$16,246

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B-1	$300	$22	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$55	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	63	(17)
Total Emerald Cloud Lab, Inc.					629	118

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$138	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(23)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(23)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(23)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-Total: Healthcare Technology (0.0%)*					$8,149	$278

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—	(23)
	Equity	September 30, 2025	16,314,426	Preferred Series AA-1	3,781	3,011	(17)(23)
	Equity	September 30, 2025	2,392,230	Preferred Series AAA	1,000	636	(17)(23)
Total Nomad Health, Inc.					5,281	3,647

Sub-Total: Human Resource Technology (0.3%)*					$5,281	$3,647

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Industrials
Digilens, Inc.	Equity	July 29, 2023	2,460	Class B Common Stock	$13	$—
	Equity	September 18, 2024	1,076	Class B Common Stock	8	—
	Equity	January 12, 2024	1,382	Class B Common Stock	7	—
	Equity	March 24, 2025	508	Class B Common Stock	4	—
	Equity	October 10, 2023	717	Class B Common Stock	4	—
	Equity	May 6, 2024	466	Class B Common Stock	4	—
	Equity	June 9, 2024	296	Class B Common Stock	2	—
	Equity	May 20, 2024	14,339	Class B Common Stock	110	—
	Equity	March 26, 2025	8,364	Class B Common Stock	65	—
Total Digilens, Inc.					217	—

Sub-Total: Industrials (0.0%)*					$217	$—

Multi-Sector Holdings
AZ-VC Fund I, LLC	Equity	June 30, 2022	—	Member Interest	$620	$587	(7)(10)(17)

Direct Lending 2025 LLC	Equity	September 24, 2025	—	Member Interest	$14,862	$15,030	(7)(10)(17)(23)

Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Member Interest	$5,522	$5,967	(7)(10)(17)(23)

Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	Equity	June 28, 2024	—	Member Interest	$10,000	$10,259	(7)(10)(17)(23)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	—	Member Interest	$1	$9,874	(17)(23)

Sub-Total: Multi-Sector Holdings (3.8%)*					$31,005	$41,717

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$501	$—	(23)
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	3	(17)(23)
	Equity	September 16, 2024	97,866,510	Preferred Series BB	2,500	363	(17)(23)
	Equity	September 7, 2023	3,409,997	Preferred Series AA-1	—	—	(17)(23)
Total Knockaway Inc.					3,251	366

Orchard Technologies, Inc.	Equity	August 6, 2021	2,938	Preferred Series 2	$29	$—	(17)
	Equity	March 16, 2023	97,060	Preferred Series 1	971	93	(17)
	Equity	January 24, 2025	3,009	Preferred Series 1	1	3	(17)
	Equity	January 24, 2025	$10,900	SAFE Note	5	5	(17)
Total Orchard Technologies, Inc.					1,006	101

Maxwell Financial Labs, Inc	Equity	January 22, 2021	84,998	Preferred Series B	$313	$1	(17)
	Equity	May 10, 2024	229,972	Preferred Series B-1	365	4	(17)
	Equity	October 2, 2024	32,839	Preferred Series B-2	121	111	(17)
	Equity	October 2, 2024	17,804	Common Stock	66	—
	Equity	September 11, 2025	294,171	Preferred Series B-2	868	997	(17)
Total Maxwell Financial Labs, Inc					1,733	1,113

Sub-Total: Real Estate Technology (0.1%)*					$5,990	$1,580

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$522	(9)(17)

Crowdtap, Inc.	Equity	December 5, 2025	94,407	Preferred Series B	$42	$135	(17)

Silk Technologies, Inc.	Equity	November 9, 2025	$405	SAFE Note	$405	$405	(9)(17)(19)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$514	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$168	(9)(17)

Dahlia Clipper SPV, L.P.	Equity	July 25, 2025	-	SPV Member Units	$2,000	$2,028	(17)

Sub-total: SaaS (0.3%)*					$3,772	$3,772

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Preferred Series C Prime	$300	$351	(9)(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	1,313	(9)(17)
Total Astranis Space Technology Corporation					900	1,664

Axiom Space, Inc.	Equity	January 18, 2023	3,624	Preferred Series C-1	$521	$313	(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred Series A-4	$500	$761	(17)
	Equity	December 11, 2023	31,831	Preferred Series B-1	300	456	(9)(17)
Total Hadrian Automation, Inc.					800	1,217

Impulse Space, Inc.	Equity	August 30, 2024	23,240	Preferred Series B	$325	$669	(9)(17)(19)
	Equity	May 9, 2025	8,503	Preferred Series C	325	320	(9)(17)(19)
Total Impulse Space, Inc.					650	989

Sub-total: Space Technology (0.4%)*					$2,871	$4,183

Supply Chain Technology
Inktavo, LLC	Equity	October 15, 2025	1,228,883	Preferred Class A	$2,000	$2,004	(17)(20)

Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred Series C-1	$500	$1	(17)

Sub-total: Supply Chain Technology (0.2%)*					$2,500	$2,005

Transportation Technology
Get Spiffy, Inc.	Equity	April 14, 2025	16,024,208	Preferred Series A-2	$31	$—	(9)(17)

NextCar Holding Company, Inc.	Equity	April 18, 2023	2,688,971	Preferred Series A-6	$—	$—	(17)

Autonomy Data Services, Inc.	Equity	November 4, 2025	2,628,348	Preferred Series Pre-Seed 2	$900	$951	(17)(23)

Sub-total: Transportation Technology (0.1%)*					$931	$951

Total: Equity Investments- United States (12.6%)*					$125,987	$138,125

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	6,126	Preferred Series A-1	$3,049	$151	(10)(17)(23)
	Equity	July 24, 2024	50,000	Preferred Series A-1	1,370	1,239	(10)(17)(23)
Total Nexii, Inc.					4,419	1,390

Sub-Total: Construction Technology (0.1%)*					$4,419	$1,390

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Preferred Series 2 Seed	$660	$670	(10)(17)(23)

Sub-total: Supply Chain Technology (0.1%)*					$660	$670

Total: Equity Investments- Canada (0.2%)*					$5,079	$2,060

Total: Equity Investments (12.8%)*					$131,066	$140,185

Total Investment in Securities (221.0%)*					$2,396,883	$2,418,075

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$104	$104
Other cash accounts					19,006	19,006
Cash and Cash Equivalents (1.7%)*					19,110	19,110

Total Portfolio Investments and Cash and Cash Equivalents (222.8%) of net assets)					$2,415,993	$2,437,185

				Notional Amount		Notional Amount
Foreign Currency Forward Contracts	Settlement Date	Counterparty	Currency	to be Sold	Transaction	to be Purchased	Fair Value
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	26,762	Sold	$19,584	$(9)
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	2,246	Sold	1,615	(29)
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	8,547	Sold	6,249	(8)
Great British Pounds (GBP)	December 24, 2026	City National Bank	GBP	15,000	Sold	20,127	54
Total Foreign Currency Forward (0.0%)*						$47,575	$8

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of December 31, 2025, Trinity Capital Inc. (the “Company”) had ten foreign domiciled portfolio companies, four of which are based in Canada and six of which are based in Europe. As of December 31, 2025, these foreign domiciled portfolio investments represented 15.2% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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

December 31, 2025

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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of December 31, 2025, the U.S. Prime Rate (“Prime”) was 6.75%, the Secured Overnight Financing Rate (“SOFR”) 1-Month Term Rate was 3.69%, the SOFR 3-Month Term Rate was 3.65%, the Canadian Overnight Repo Rate Average (“CORRA”) 3-Month Term rate was 2.26% and the Bank of England Base Rate (“Base Rate”) was 3.75%.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 17.8% of the Company’s total assets as of December 31, 2025. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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
(14)
Investment is pledged as collateral supporting amounts outstanding under the Company's credit facility and with KeyBank, National Association (the “KeyBank Credit Facility”) and the Company's secured term loan facility with KeyBank (the “KeyBank Secured Term Loan Facility”). See “Note 5 – Borrowings” for more information.
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
(18)
Investment is on non-accrual status as of December 31, 2025 and is therefore considered non-income producing.
(19)
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC) owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(20)
Investment has an unfunded commitment as of December 31, 2025 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(21)
Borrower is a wholly owned, special purpose vehicle subsidiary of named portfolio company.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

(22)
Direct Lending 2025 LLC owns an additional portion of this security. See “Note 12-Related Party Transactions” for further discussion.
(23)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of December 31, 2025, along with transactions during the year ended December 31, 2025 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2024	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	December 31, 2025	Dividend Income
For the Year Ended December 31, 2025
Control Investments
Edeniq, Inc.	$18,105	$—	$—	$—	$7,939	$26,044	$—
Project Frog, Inc.	44	—	(57)	—	13	—	—
Vertical Communications, Inc.	16,608	3,077	(1,328)	—	(4,466)	13,890	1,570
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	62
Knockaway, Inc.	49,141	59,018	(45,614)	—	(4,124)	58,421	8,153
Direct Lending 2025 LLC	—	22,350	(7,488)	—	168	15,030	387
Trinity Capital Adviser, LLC	4,851	—	—	—	5,024	9,875	—
Total Control Investments	$89,249	$84,445	$(54,487)	$—	$4,554	$123,760	$10,172

Affiliate Investments
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	9,215	785	—	—	259	10,259	977
Emergy, Inc.(3)	—	755	—	—	—	755	—
Autonomy Data Services, Inc.(3)	—	900	—	—	51	951	—
Project Frog, Inc.	—	57	—	—	183	240	—
GoFor Delivers, Inc.	6,441	48	—	—	(167)	6,322	768
Nexii, Inc.	3,997	—	—	—	(2,290)	1,707	37
Nomad Health, Inc. (3)	28,868	1,162	1,698	(18,964)	(1,355)	11,409	—
Senior Credit Corp 2022 LLC	19,071	—	—	—	(219)	18,852	3,460
Total Affiliate Investments	$67,592	$3,707	$1,698	$(18,964)	$(3,538)	$50,495	$5,242

Total Control and Affiliate Investments	$156,841	$88,152	$(52,789)	$(18,964)	$1,016	$174,255	$15,414

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
(3)
The portfolio company was designated as an affiliate investment during 2025, and the interest and dividend income presented reflects amounts earned from the date of designation date through December 31, 2025.

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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of December 31, 2024, the U.S. Prime Rate (“Prime”) was 7.50% and the Secured Overnight Financing Rate (“SOFR”) 1-Month Term Rate and 3-Month Term Rate were 4.33% and 4.31%, respectively.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 14.6% of the Company's total assets as of December 31, 2024. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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
(21)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of December 31, 2024, along with transactions during the year ended December 31, 2024 in these control or affiliate investments are as follows:

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

Concurrent with the initial closing of the Private Common Stock Offering, the Company completed a private debt offering (the “144A Note Offering” and together with the Private Common Stock Offering, the “Private Offerings”), pursuant to which it issued and sold $125.0 million in aggregate principal amount of the Company’s unsecured 7.00% Notes due 2025 (the “2025 Notes”), inclusive of the over-allotment option that was exercised in full on January 29, 2020. On January 16, 2025, the 2025 Notes matured pursuant to their terms and were repaid in full and are no longer outstanding.

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

On February 2, 2021, the Company completed an initial public offering of 8,006,291 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Trinity Capital’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021, under the symbol “TRIN” in connection with its initial public offering of shares of its common stock (“IPO”).

On December 5, 2022, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager to co-manage Senior Credit Corp 2022 LLC (“Senior Credit Corp”), a Delaware limited liability company. Senior Credit Corp invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. Refer to “Note 12 – Related Party Transactions” for additional information.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, Trinity Funding 1, LLC (“TF1”), TrinCap Funding, LLC (“TCF”) and TrinCap Term Funding, LLC (“TF3”). TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a credit agreement with Credit Suisse AG (the “Credit Suisse Credit Facility”) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a credit agreement with KeyBank National Association (“KeyBank”) (such credit facility, as amended, the “KeyBank Credit Facility”). TF3 was formed on November 5, 2025, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a credit agreement with KeyBank (the “KeyBank Term Credit Agreement”). TF1, TCF and TF3 are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1, TCF or TF3 are not available to creditors of the Company or any other entity other than TF1’s, TCF’s, or TF3’s respective lenders. TF1, TCF and TF3 are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate the Adviser Sub because it is not an investment company as defined in ASC 946 and provides investment advisory services exclusively to the Adviser Funds with ownership by one or more unrelated third-party investors (“External Parties”). The Company does not consolidate Senior Credit Corp, EPT or Direct Lending as the Company does not hold a majority of the ownership or economic interests of such entities, and the Company's representatives do not comprise the majority of the board of managers or board of trustees, as applicable, of Senior Credit Corp, EPT or Direct Lending. Pursuant to ASC 946, Senior Credit Corp, the Adviser Sub, EPT and Direct Lending are each accounted for as a portfolio investment of the Company held at fair value and are not included as a consolidated subsidiary in the Company's financial statements. Refer to “Note 12 – Related Party Transactions” for additional information.

In accordance with Rule 10‑01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1‑02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of December 31, 2025 and December 31, 2024, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Given the nature of lending to venture capital-backed growth-oriented companies, 98.7%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of December 31, 2025 and December 31, 2024, cash and cash equivalents consisted of $19.1 million and $9.6 million, respectively, of which $0.1 million and $3.8 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund with a yield between 3% - 6%. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of December 31, 2025 and December 31, 2024, the Company did not have any restricted cash.

Other Assets

Other assets generally consist of fixed assets net of accumulated depreciation, leasehold improvements net of accumulated depreciation, right-of-use assets, prepaid expenses, deferred offering costs, unsettled receivables and security deposits for operating leases.

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

The Company includes net realized gains (losses) and net change in unrealized appreciation (depreciation) on investments held resulting from foreign exchange rate fluctuations in foreign currency and other transactions, if any, in its Consolidated Statements of Operations.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $4.9 million, $9.1 million, and $8.0 million in PIK interest income during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. The Company recorded $3.7 million, $1.6 million and $0.6 million in dividend income during the year ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Fee and Other Income

The Company recognizes one-time fee income, including, but not limited to, structuring fees, agency fees, prepayment penalties, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off its outstanding indebtedness prior to the scheduled maturity. In addition, fee income may include fees for originations and administrative agent services rendered by the Company to Senior Credit Corp. Such fees are earned in the period that the services are rendered.

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

As of December 31, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $20.7 million, and a total fair value of approximately $15.2 million, or 0.7%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2024, loans to three portfolio companies and equipment financings to two portfolio companies were on non-accrual status with a total cost of approximately $43.3 million, and a total fair value of approximately $12.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio.

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

Earnings Per Share

The Company's earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Trinity Capital’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS, if any, during the fiscal year ending December 31, 2025 reflects the dilutive effect of common stock deliverable pursuant to stock options which are subject to certain time-based and market-based vesting conditions before the delivery of the underlying common stock. Diluted EPS, if any, during the fiscal year ending December 31, 2024 reflects the potential dilution from the assumed conversion of the Company’s 6.00% Convertible Notes due 2025 (the “Convertible Notes”).

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of December 31, 2025 and December 31, 2024. The 2022 – 2024 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2021 – 2024 state tax years for the Company remain subject to examination by the state taxing authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$348,136	14.6%	$365,076	15.1%	$319,278	18.1%	$322,735	18.7%
Medical Devices	240,457	10.0%	242,014	10.0%	170,923	9.7%	172,395	10.0%
SaaS	222,706	9.3%	222,659	9.2%	144,896	8.2%	146,778	8.5%
Other Healthcare Services	218,862	9.1%	221,332	9.2%	142,430	8.1%	143,186	8.3%
Green Technology	153,685	6.4%	173,367	7.2%	146,851	8.3%	158,852	9.2%
Artificial Intelligence & Automation	148,557	6.2%	150,223	6.2%	83,505	4.7%	84,448	4.9%
Space Technology	123,244	5.1%	135,903	5.6%	141,163	8.0%	142,034	8.2%
Real Estate Technology	139,631	5.8%	127,550	5.3%	101,825	5.8%	93,587	5.4%
Healthcare Technology	137,083	5.7%	127,390	5.3%	78,381	4.5%	71,853	4.2%
Biotechnology	119,343	5.0%	121,015	5.0%	56,547	3.2%	57,836	3.4%
Marketing, Media, and Entertainment	99,642	4.2%	98,515	4.1%	38,749	2.2%	38,479	2.2%
Supply Chain Technology	99,462	4.1%	93,897	3.9%	29,765	1.7%	28,535	1.7%
Transportation Technology	82,958	3.5%	80,281	3.2%	62,735	3.6%	41,547	2.4%
Connectivity	78,500	3.3%	72,475	2.9%	36,099	2.1%	35,249	2.0%
Consumer Products & Services	59,153	2.5%	62,237	2.6%	56,210	3.2%	54,607	3.2%
Multi-Sector Holdings (1)	43,890	1.8%	54,602	2.3%	27,623	1.6%	33,137	1.9%
Education Technology	26,152	1.1%	19,991	0.8%	33,275	1.9%	29,740	1.7%
Food and Agriculture Technologies	6,419	0.3%	14,711	0.6%	31,824	1.8%	24,469	1.4%
Diagnostics & Tools	14,156	0.6%	14,309	0.6%	—	—	—	—
Human Resource Technology	17,220	0.7%	11,412	0.5%	33,421	1.9%	28,891	1.7%
Digital Assets Technology and Services	5,917	0.2%	5,917	0.2%	3,511	0.2%	3,493	0.2%
Construction Technology	9,444	0.4%	1,947	0.1%	9,443	0.5%	4,042	0.2%
Industrials	2,266	0.1%	1,252	0.1%	11,772	0.7%	9,677	0.6%
Total	$2,396,883	100.0%	$2,418,075	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$675,896	28.2%	$710,369	29.4%	$543,501	30.7%	$543,102	31.5%
Northeast	619,019	25.8%	610,521	25.2%	494,131	28.1%	475,944	27.6%
South	309,040	12.9%	307,262	12.7%	162,180	9.2%	164,654	9.5%
Mountain	207,573	8.7%	213,305	8.8%	191,244	10.9%	180,644	10.5%
Southeast	189,725	7.9%	183,232	7.6%	184,636	10.5%	180,002	10.4%
Midwest	184,707	7.7%	172,917	7.2%	104,074	5.9%	96,193	5.6%
Multi-Sector Holdings (1)	43,270	1.8%	54,016	2.2%	27,623	1.6%	33,137	1.9%
International:
Western Europe	109,616	4.6%	111,261	4.6%	41,366	2.4%	41,455	2.4%
Canada	58,037	2.4%	55,192	2.3%	11,471	0.7%	10,439	0.6%
Total	$2,396,883	100.0%	$2,418,075	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,874,010	78.1%	$1,863,200	77.1%	$1,322,999	75.1%	$1,286,668	74.5%
Equipment Financings	337,368	14.1%	336,764	13.9%	317,962	18.1%	315,463	18.3%
Equity	131,066	5.5%	140,185	5.8%	78,585	4.5%	71,985	4.2%
Warrants	54,439	2.3%	77,926	3.2%	40,680	2.3%	51,454	3.0%
Total	$2,396,883	100.0%	$2,418,075	100.0%	$1,760,226	100.0%	$1,725,570	100.0%

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

The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of December 31, 2025 and December 31, 2024:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2025	December 31, 2024
Foreign currency forward contract	Other assets	$54	$—
Foreign currency forward contract	Accounts payable, accrued expenses and other liabilities	(46)	—
Total		$8	$—

Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the years ended December 31, 2025 and 2024 is in the following location in the Consolidated Statements of Operations:

		Year Ended	Year Ended	Year Ended
Derivative Instrument	Statement Location	December 31, 2025	December 31, 2024	December 31, 2023
Foreign currency forward contract	Net change in unrealized appreciation/(depreciation) from investments	$8	$—	$—
Total		$8	$—	$—

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of December 31, 2025 and December 31, 2024, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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
•
Contractual rights, obligations or restrictions associated with the investment; and
•
Time to exit.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s investments, are earnings before interest, tax, depreciation, and amortization (“EBITDA”) and revenue multiples (both projected and historic). Significant increases (decreases) in EBITDA and revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Similarly, significant increases (decreases) in volatility inputs in isolation would result in a significantly higher (lower) fair value assessment. Conversely, significant increases (decreases) in weighted average cost of capital inputs in isolation would result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2025 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Debt	$—	$—	$2,199,964	$—	$2,199,964
Equity	—	—	108,342	31,843	140,185
Warrants	—	—	77,926	—	77,926
Total Investments at fair value	—	—	2,386,232	31,843	2,418,075
Cash and Cash Equivalents	19,110	—	—	—	19,110
Derivative Instruments	—	8	—	—	8
Total Investments including cash and cash equivalents and derivative instruments	$19,110	$8	$2,386,232	$31,843	$2,437,193

(1)
In accordance with ASC 820, the Company's equity investments in Multi-Sector Holdings are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Debt	$—	$—	$1,602,131	$—	$1,602,131
Warrants	—	—	51,454	—	51,454
Equity	—	—	56,584	15,401	71,985
Total Investments at fair value	—	—	1,710,169	15,401	1,725,570
Cash and Cash Equivalents	9,627	—	—	—	9,627
Total Investments including cash and cash equivalents	$9,627	$—	$1,710,169	$15,401	$1,735,197

(1)
In accordance with ASC 820, the Company's equity investments in Multi-Sector Holdings are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of December 31, 2025.

	Fair Value as of
	December 31, 2025	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,682,044	Discounted Cash Flows	Hypothetical Market Yield	3.8% - 36.5%	14.2%

	442,889	Cost approximates fair value (6)	n/a	n/a	n/a

	22,258	Transaction Precedent (7)	Transaction Price	n/a	n/a

	39,888	Scenario Analysis	Probability Weighting of Alternative Outcomes	10.0% - 85.0%	n/a

	12,885	Enterprise Value (8)	n/a	n/a	n/a

Equity investments	82,042	Market Approach	Revenue Multiple (3)	0.3x - 47.5x	4.1	x
			Volatility (5)	40.2% - 105.6%	53.4%
			Risk-Free Interest Rate	3.5% - 3.6%	3.5%
			Estimated Time to Exit (in years)	0.5 - 3.8	2.4

	26,300	Cost approximates fair value (6)	n/a	n/a	n/a

Warrants	74,533	Market Approach	Revenue Multiple (3)	0.1x - 47.5x	10.4	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	35.5% - 140.9%	59.9%
			Risk-Free Interest Rate	3.5% - 3.9%	3.5%
			Estimated Time to Exit (in years)	1.0 - 4.5	2.4

	3,393	Black Scholes	Volatility (5)	61.2% - 128.0%	90.4%
			Discount for Lack of Marketability	n/a	n/a
			Risk-Free Interest Rate	3.7% - 4.2%	4.0%
			Estimated Time to Exit (in years)	4.7 - 9.8	7.8

Total Level 3 Investments	$2,386,232

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the year ended December 31, 2025 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$1,602,131	$56,584	$51,454	$1,710,169
Purchases, net of deferred fees	1,396,567	36,056	20,581	1,453,204
Non-cash conversions (1)	(4,640)	4,751	(111)	—
Proceeds from sales and paydowns	(809,842)	(4,000)	(5,323)	(819,165)
Accretion of OID, EOT, and PIK payments	50,593	87	—	50,680
Net realized gain/(loss)	(62,262)	(679)	(1,173)	(64,114)
Net change in unrealized appreciation/(depreciation)	27,417	15,543	12,498	55,458
Fair Value as of December 31, 2025	$2,199,964	$108,342	$77,926	$2,386,232

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of December 31, 2025	$(9,319)	$13,717	$12,442	$16,840

(1)
The non-cash conversion includes the conversion of debt positions and exercise of warrant positions to equity positions during the year ended December 31, 2025.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the year ended December 31, 2024 (in thousands):

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

(1)
The non-cash conversion includes the conversion of debt positions and exercise of warrant positions to equity positions during the year ended December 31, 2024.
(2)
Transfers out of Level 3 during the year ended December 31, 2024, were related to the conversion of debt to equity in one publicly-traded portfolio company. During the year ended December 31, 2024, there were no transfers into Level 3.

Fair Value of Financial Instruments Carried at Cost

As of December 31, 2025 and December 31, 2024, the carrying value of the KeyBank Credit Facility was approximately $373.9 million and $113.0 million, respectively. The carrying value of the KeyBank Credit Facility as of December 31, 2025 and December 31, 2024 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2025, the carrying value of the KeyBank Secured Term Loan Facility was approximately $198.5 million. The carrying value of the KeyBank Secured Term Loan Facility as of December 31, 2025 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2025 and December 31, 2024, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $124.6 million and $124.1 million, respectively, net of unamortized deferred financing costs of $0.4 million and $1.0 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of December 31, 2025 and December 31, 2024 was approximately $117.2 million and $114.1 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2025, and December 31, 2024, the carrying value of the 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.6 million, and $74.3 million, respectively, net of unamortized deferred financing fees of $0.4 million and $0.7 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 - Borrowings.” The fair value of the Company’s December 2026 Notes as of December 31, 2025 and December 31, 2024 was approximately $70.6 million and $68.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2025 and December 31, 2024, the carrying value of the Company's 7.875% Notes due 2029 (the “March 2029 Notes”) was approximately $139.7 million and $112.1 million, respectively, net of unamortized deferred financing fees and premium of $2.5 million and $2.9 million, respectively. The March 2029 Notes have a fixed interest rate as discussed “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of December 31, 2025 and December 31, 2024 was approximately $143.3 million and $116.2 million, respectively, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”.

As of December 31, 2025 and December 31, 2024, the carrying value of the Company's 7.875% Notes due September 2029 (the “September 2029 Notes”) was approximately $119.3 million and $111.6 million, respectively, net of unamortized deferred financing fees and premium of $2.9 million and $3.4 million, respectively. The September 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's September 2029 Notes as of December 31, 2025 and December 31, 2024 was approximately $123.5 million and $118.0 million, respectively, based on the market closing price of the September 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINI”.

As of December 31, 2025 and December 31, 2024, the carrying value of the Series A Senior Notes (the “Series A Notes”) was approximately $141.3 million and $140.9 million, respectively, net of unamortized deferred financing costs of $1.2 million and $1.7 million, respectively. The Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Series A Notes as of December 31, 2025 and December 31, 2024 was approximately $143.8 million and $142.5 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of December 31, 2025, the carrying value of the Company's 6.750% Notes due July 2030 (the “July 2030 Notes”) was approximately $122.1 million, net of unamortized deferred financing costs and discount of $2.9 million. The July 2030 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s July 2030 Notes as of December 31, 2025 was approximately $124.8 million, which was estimated using a relative market yield approach with Level 3 inputs.

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

During the year ended December 31, 2025, the Company borrowed $1,569.2 million and made repayments of $1,308.3 million under the KeyBank Credit Facility.

The Company incurred approximately $9.8 million of initial and additional financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2025, and December 31, 2024, unamortized deferred financing costs related to the KeyBank Credit Facility were $5.9 million and $6.6 million, respectively. As of December 31, 2025 and December 31, 2024, the Company had a borrowing availability of approximately $316.1 million and $487.0 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$29,940	$20,492	$15,468
Amortization of deferred financing costs	1,615	1,061	817
Total interest and amortization of deferred financing costs	$31,555	$21,553	$16,285

Weighted average effective interest rate	7.9%	9.1%	9.0%
Weighted average outstanding balance	$399,390	$235,705	$180,399

Secured Notes

On November 5, 2025, TrinCap Term Funding, LLC (“TF3”), a wholly owned subsidiary of Trinity Capital Inc. (the “Company”), as borrower, and the Company, as servicer, entered into the KeyBank Term Credit Agreement with the lenders from time to time party thereto, KeyBank, as administrative agent and syndication agent, and Computershare Trust Company, N.A., as collateral custodian.

The KeyBank Secured Term Loan Facility includes a commitment of $200.0 million from KeyBank. Borrowings under the KeyBank Term Credit Agreement bear interest at a rate equal to Term SOFR plus 2.40%, per year payable monthly, commencing on January 6, 2026. The KeyBank Secured Term Loan Facility provides for a maximum advance rate of up to 58%.

The KeyBank Secured Term Loan Facility includes a two-year initial period and a two-year amortization period, and matures on November 5, 2029, unless extended. The KeyBank Secured Term Loan Facility is collateralized by all investment assets held by TF3, and contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and an asset coverage ratio requirement.

The KeyBank Secured Term Loan Facility also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; inaccuracy of representations or warranties in any material respect; voluntary or involuntary bankruptcy proceedings; and change of control of the borrower without the prior written consent of KeyBank.

The Company incurred approximately $1.5 million of initial and additional financing costs in connection with the KeyBank Secured Term Loan Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2025, unamortized deferred financing costs related to the KeyBank Secured Term Loan Facility was $1.5 million.

The summary information regarding the KeyBank Secured Term Loan Facility is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$2,027	$—	$—
Amortization of deferred financing costs	62	—	—
Total interest and amortization of deferred financing costs	$2,089	$—	$—

Weighted average effective interest rate	6.7%	—%	—%
Weighted average outstanding balance	$31,233	$—	$—

Unsecured Notes

As of December 31, 2025 and December 31, 2024, the Company had the following outstanding Unsecured Notes (dollars in thousands):

	December 31, 2025	December 31, 2024
Series A Notes, net of $1,168 and $1,650, respectively, of unamortized deferred financing costs	$141,332	$140,850
August 2026 Notes, net of $373 and $950, respectively, of unamortized deferred financing costs	124,627	124,050
July 2030 Notes, net of $2,889 and $0, respectively, of unamortized deferred financing costs and discount	122,111	—
September 2029 Notes, net of $2,867 and $3,433, respectively, of unamortized deferred financing costs and premium	119,348	111,567
March 2029 Notes, net of $2,465 and $2,879, respectively, of unamortized deferred financing costs and premium	139,701	112,121
December 2026 Notes, net of $356 and $729, respectively, of unamortized deferred financing costs	74,644	74,271
2025 Notes, net of $0 and $81, respectively, of unamortized deferred financing costs and discount	—	152,419
Convertible Notes, net of $0 and $605, respectively, of unamortized deferred financing costs and discount	—	49,395
Total Unsecured Notes, net of $10,118 and $10,327, respectively, of unamortized deferred financing costs and premium/discount	$721,763	$764,673

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

On July 22, 2022, the Company issued $50.0 million in aggregate principal amount of the 2025 Notes in an additional issuance of such 2025 Notes. On July 27, 2022, the underwriters exercised, in full, their option to purchase from the Company an additional $7.5 million in aggregate principal amount of the 2025 Notes solely to cover over-allotments in accordance with the Underwriting Agreement. The 2025 Notes issued pursuant to the July 2022 offering were treated as a single series with the then-existing 2025 Notes under the 2025 Notes Indenture (the “Then-Existing 2025 Notes”) and had the same terms as the Then-Existing 2025 Notes (other than issue date and issue price). The 2025 Notes had the same CUSIP number and were fungible and ranked equally.

In connection with the additional issuance of the 2025 Notes, the 2025 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINL” on July 29, 2022.

The 2025 Notes bore interest at a fixed rate of 7.00% per year that was payable quarterly on March 15, June 15, September 15, and December 15 of each year, commencing on March 15, 2020. The 2025 Notes were the direct, general unsecured obligations of the Company and ranked pari passu, or equal in right of payment, with all of the Company’s then-existing and future unsecured indebtedness or other obligations that were not so subordinated.

On May 17, 2024, the Company redeemed $30.0 million in aggregate principal amount of the $182.5 million in aggregate principal amount of then outstanding 2025 Notes.

On January 16, 2025, the 2025 Notes matured pursuant to their terms and were repaid in full. The 2025 Notes are no longer outstanding or listed on Nasdaq Global Select Market.

Aggregate offering costs in connection with the 2025 Notes issuance, including the underwriters’ discount and commissions, were approximately $7.8 million, which were capitalized and deferred. As of December 31, 2025, there were no unamortized deferred financing costs related to the 2025 Notes. As of December 31, 2024, unamortized deferred financing costs related to the 2025 Notes were $0.1 million.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$445	$11,468	$12,775
Amortization of deferred financing costs	81	1,948	1,990
Total interest and amortization of deferred financing costs	$526	$13,416	$14,765

Weighted average effective interest rate	8.4%	8.2%	8.1%
Weighted average outstanding balance	$6,267	$163,730	$182,500

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

On February 20, 2025, the holders of the Convertible Notes exercised their right to convert all of the outstanding principal amount of the Convertible Notes, pursuant to the terms and conditions of the Convertible Notes. At its election, the Company paid $66.2 million in cash to satisfy in full its obligation to pay the principal amount of the Convertible Notes and any accrued interest, such settlement amount being determined based on the then-existing conversion rate of 81.6439 per $1,000 principal amount of the Convertible Notes. The net amount of the carrying value of the Convertible Notes and cash paid of $15.8 million was recorded in Paid-In Capital in Excess of Par Value on the Consolidated Statements of Assets and Liabilities, and as such, no realized gain or loss was recorded. As of December 31, 2025, the Convertible Notes are no longer outstanding.

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

The components of the carrying value of the Convertible Notes were as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal amount of debt	$—	$50,000
Unamortized debt financing cost	—	(356)
Original issue discount, net of accretion	—	(249)
Carrying value of Convertible Notes	$—	$49,395

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$417	$3,000	$3,000
Amortization of deferred financing costs and original issue discount	89	645	639
Total interest and amortization of deferred financing costs and original issue discount	$506	$3,645	$3,639

Weighted average effective interest rate	7.2%	7.3%	7.3%
Weighted average outstanding balance	$6,986	$50,000	$50,000

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of December 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the August 2026 Notes were $0.4 million and $1.0 million, respectively.

The components of interest expense and related fees for the 2026 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$5,469	$5,469	$5,469
Amortization of deferred financing costs	583	582	577
Total interest and amortization of deferred financing costs	$6,052	$6,051	$6,046

Weighted average effective interest rate	4.8%	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000	$125,000

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of December 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the December 2026 Notes were $0.4 million and $0.7 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$3,188	$3,188	$3,188
Amortization of deferred financing costs	379	379	373
Total interest and amortization of deferred financing costs	$3,567	$3,567	$3,561

Weighted average effective interest rate	4.8%	4.8%	4.7%
Weighted average outstanding balance	$75,000	$75,000	$75,000

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

During the year ended December 31, 2025, the Company issued and sold $27.2 million in aggregate principal amount of its ATM March 2029 Notes and raised $27.0 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agents on notes sold under the Sale Agreement. For additional information regarding the March 2029 Notes, see “Note 15 – Subsequent Events.”

The components of the carrying value of the March 2029 Notes were as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal amount of debt	$142,166	$115,000
Unamortized deferred financing cost	(2,604)	(2,879)
Issuance premium and/or (discount), net of accretion	139	—
Carrying value of March 2029 Notes	$139,701	$112,121

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.8 million, which were capitalized and deferred.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$9,664	$6,868	$—
Amortization of deferred financing costs	725	511	—
Total interest and amortization of deferred financing costs	$10,389	$7,379	$—

Weighted average effective interest rate	8.5%	8.4%	—%
Weighted average outstanding balance	$122,007	$87,350	$—

September 2029 Notes

On July 19, 2024, the Company issued and sold $115.0 million in aggregate principal amount of the September 2029 Notes under its shelf Registration Statement on Form N-2, which amount includes the underwriters’ exercise, in full, of their option to purchase an additional $15.0 million in aggregate principal amount of additional September 2029 Notes.

The September 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and the Trustee (together with the Base Indenture, the “September 2029 Notes Indenture”). The September 2029 Notes mature on September 30, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The September 2029 Notes are redeemable, in whole or in part, at any time, or from time to time, at the Company’s option on or after September 30, 2026 upon not less than 30 days’ nor more than 60 days’ written notice prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the outstanding principal amount of the September 2029 Notes, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. In addition, if a change of control repurchase event (as defined in the September 2029 Notes Indenture) occurs prior to maturity date of the September 2029 Notes, unless the Company has exercised its right to redeem the September 2029 Notes in full, holders will have the right, at their option, to require the Company to repurchase for cash some or all of the September 2029 Notes at a repurchase price equal to 100% of the principal amount of the September 2029 Notes being repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

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

The September 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINI” on July 22, 2024.

On February 10, 2025, the Company entered into the Sale Agreement with the Sales Agent. Under the Sale Agreement, the Company may, but has no obligation to, issue and sell, from time to time, up to $100,000,000 aggregate principal amount of the September 2029 Notes (the “ATM September 2029 Notes”) through the Sales Agent or to the Sales Agent, as principal for its own account. The ATM September 2029 Notes are treated as a single series with the existing September 2029 Notes and have the same terms as the existing September 2029 Notes (other than the issue date and issue price). The September 2029 Notes have the same CUSIP number and are fungible and ranked equally. Any ATM September 2029 Notes issued in the future will be issued pursuant to the September 2029 Notes Indenture.

During the year ended December 31, 2025, the Company issued and sold $7.2 million in aggregate principal amount of its ATM September 2029 Notes and raised $7.2 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agents on notes sold under the Sale Agreement. For additional information regarding the September 2029 Notes, see “Note 15 – Subsequent Events.”

The components of the carrying value of the September 2029 Notes were as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal amount of debt	$122,215	$115,000
Unamortized deferred financing cost	(2,925)	(3,433)
Issuance premium and/or (discount), net of accretion	58	—
Carrying value of September 2029 Notes	$119,348	$111,567

Aggregate offering costs in connection with the September 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $4.0 million, which were capitalized and deferred.

The components of interest expense and related fees for the September 2029 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$9,374	$4,075	$—
Amortization of deferred financing costs	756	320	—
Total interest and amortization of deferred financing costs	$10,130	$4,395	$—

Weighted average effective interest rate	8.5%	8.5%	—%
Weighted average outstanding balance	$118,916	$51,844	$—

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

Aggregate offering costs in connection with the Series A Notes issuance, including the underwriters’ discount and commissions, were approximately $1.7 million, which were capitalized and deferred. As of December 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the Series A Notes were $1.2 million and $1.7 million, respectively.

The components of interest expense and related fees for the Series A Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$10,805	$1,861	$—
Amortization of deferred financing costs	482	81	—
Total interest and amortization of deferred financing costs	$11,287	$1,942	$—

Weighted average effective interest rate	7.9%	7.9%	—%
Weighted average outstanding balance	$142,500	$24,529	$—

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

The components of the carrying value of the July 2030 Notes were as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal amount of debt	$125,000	$—
Unamortized deferred financing cost	(1,719)	—
Issuance premium and/or (discount), net of accretion	(1,170)	—
Carrying value of July 2030 Notes	$122,111	$—

Aggregate offering costs in connection with the July 2030 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred.

The components of interest expense and related fees for the July 2030 Notes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stated interest expense	$4,148	$—	$—
Amortization of deferred financing costs	316	—	—
Total interest and amortization of deferred financing costs	$4,464	$—	$—

Weighted average effective interest rate	7.2%	—%	—%
Weighted average outstanding balance	$61,986	$—	$—

As of December 31, 2025 and December 31, 2024, the Company was in compliance with the terms of the KeyBank Credit Agreement, the KeyBank Term Credit Agreement, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture, the Note Purchase Agreement and the July 2030 Notes Indenture. As of December 31, 2024, the Company was in compliance with the terms of the KeyBank Credit Agreement, the 2025 Notes Indenture, the Convertible Notes Indenture, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture and the Note Purchase Agreement.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2025 and December 31, 2024 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of December 31, 2025 and December 31, 2024 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

The Company has entered into a capital commitment with Senior Credit Corp, EPT and Direct Lending in the amount of $21.4 million, $10.0 million and $100.0 million, respectively.

As of December 31, 2025, the Company had unfunded commitments of $3.0 million and $85.1 million for Senior Credit Corp and Direct Lending, respectively. As of December 31, 2025, there were no unfunded commitments for EPT. As of December 31, 2025, the Company had aggregate unfunded commitments of $82.3 million to ten portfolio companies. The Company did not have any other off-balance sheet commitments as of December 31, 2025.

As of December 31, 2024, the Company had unfunded commitments of $3.0 million and $0.8 million for Senior Credit Corp and EPT, respectively. As of December 31, 2024, the Company had aggregate unfunded commitments of $31.2 million to two portfolio companies. The Company did not have any other off-balance sheet commitments as of December 31, 2024.

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

The total lease expense incurred for the years ended December 31, 2025, 2024 and 2023 was approximately $1.8 million, $1.3 million and $0.6 million, respectively. As of December 31, 2025 and December 31, 2024, the right-of-use assets related to the office operating leases were $7.6 million and $5.4 million, respectively, and the lease liabilities were $8.0 million and $5.7 million, respectively.

As of December 31, 2025 and December 31, 2024, the weighted-average discount rate determined for the operating lease liabilities was 7.96% and 8.53%, respectively. As of December 31, 2025 and December 31, 2024, the weighted-average remaining lease term for the operating leases was 5.2 years and 6.1 years, respectively.

The following table shows future minimum payments under the Company’s operating leases as of December 31, 2025 (in thousands):

For the Years Ended December 31,	Total
2026	$1,722
2027	1,834
2028	1,752
2029	1,810
2030	1,859
Thereafter	594
Total	$9,571

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of December 31, 2025, there were no material legal matters or material litigation pending of which the Company is aware.

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

Equity ATM Program

On November 9, 2021, the Company established an at-the-market equity program (the “ATM Program”), pursuant to which the Company could issue and sell, from time to time, up to $50.0 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act). On December 1, 2023, the Company entered into new equity distribution agreements to (i) increase the maximum aggregate offering price of shares of its common stock to be sold through the ATM Program to $145.7 million and (ii) add one additional sales agent to the ATM Program. On August 23, 2024, the Company entered into new equity distribution agreements to (i) increase the maximum aggregate offering price of shares of its common stock to be sold through the ATM Program to $250.0 million and (ii) add one additional sales agent to the ATM Program. On August 29, 2025, the Company entered into new equity distribution agreements to (i) issue and sell up to an additional $250.0 million in aggregate offering price of shares of its common stock through the ATM Program and (ii) add one additional sales agent to the ATM Program.

The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

During the year ended December 31, 2025, the Company issued and sold 19,442,378 shares of its common stock at a weighted-average price of $15.10 per share and raised $290.0 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

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

For additional information regarding the ATM Program, see “Note 15 – Subsequent Events.”

Stock Repurchase Program

On November 7, 2024, the Board authorized a program permitting the Company to repurchase up to $30.0 million of the Company’s common stock (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market, volume, and timing constraints. The Company did not repurchase shares of its outstanding common stock during the years ended December 31, 2025 and 2024. The 2024 Share Repurchase Program expired on November 7, 2025, and was not renewed.

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

Distribution Reinvestment Plan

The Company’s amended and restated distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt-out date will have their cash distribution (net of applicable withholding tax) automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Company’s common stock on the valuation date determined for each distribution by the Board.

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients.

During the year ended December 31, 2025, the Company issued 94,569 shares of common stock for a total of approximately $1.4 million under the DRIP. During the year ended December 31, 2024, the Company issued 90,245 shares of common stock for a total of approximately $1.3 million under the DRIP.

Distributions

The following table summarizes distributions recorded by the Company since inception:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
May 7, 2020	Quarterly	May 29, 2020	June 5, 2020	$0.22
August 10, 2020	Quarterly	August 21, 2020	September 4, 2020	0.27
November 9, 2020	Quarterly	November 20, 2020	December 4, 2020	0.27
December 22, 2020	Quarterly	December 30, 2020	January 15, 2021	0.27
March 23, 2021	Quarterly	March 31, 2021	April 16, 2021	0.28
June 15, 2021	Quarterly	June 30, 2021	July 15, 2021	0.29
September 13, 2021	Quarterly	September 30, 2021	October 15, 2021	0.33
December 16, 2021	Quarterly	December 31, 2021	January 14, 2022	0.36
March 15, 2022	Quarterly	March 31, 2022	April 15, 2022	0.40
March 15, 2022	Supplemental	March 31, 2022	April 15, 2022	0.15
June 15, 2022	Quarterly	June 30, 2022	July 15, 2022	0.42
June 15, 2022	Supplemental	June 30, 2022	July 15, 2022	0.15
September 15, 2022	Quarterly	September 30, 2022	October 14, 2022	0.45
September 15, 2022	Supplemental	September 30, 2022	October 14, 2022	0.15
December 15, 2022	Quarterly	December 30, 2022	January 13, 2023	0.46
December 15, 2022	Supplemental	December 30, 2022	January 13, 2023	0.15
March 14, 2023	Quarterly	March 31, 2023	April 14, 2023	0.47
June 14, 2023	Quarterly	June 30, 2023	July 14, 2023	0.48
June 14, 2023	Supplemental	June 30, 2023	July 14, 2023	0.05
September 13, 2023	Quarterly	September 30, 2023	October 13, 2023	0.49
September 13, 2023	Supplemental	September 30, 2023	October 13, 2023	0.05
December 14, 2023	Quarterly	December 29, 2023	January 12, 2024	0.50
March 14, 2024	Quarterly	March 28, 2024	April 15, 2024	0.51
June 13, 2024	Quarterly	June 28, 2024	July 15, 2024	0.51
September 18, 2024	Quarterly	September 30, 2024	October 15, 2024	0.51
December 12, 2024	Quarterly	December 31, 2024	January 15, 2025	0.51
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
September 17, 2025	Quarterly	September 30, 2025	October 15, 2025	0.51
December 17, 2025	Quarterly	December 31, 2025	January 15, 2026	0.51
			Total	$10.74

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

For additional information regarding the 2019 Long Term Incentive Plan, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands), except per share information.

	Year Ended	Weighted Average	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2025	Grant Date Fair Value	December 31, 2024	Grant Date Fair Value	December 31, 2023	Grant Date Fair Value
Unvested as of Beginning of Period	1,993,459	$14.53	1,326,891	$14.56	1,041,721	$16.98
Shares Granted	603,946	15.71	1,340,852	14.63	812,527	12.92
Shares Vested and Forfeited	(762,011)	14.82	(674,284)	14.77	(527,357)	16.81
Unvested as of Ending of Period	1,835,394	$14.80	1,993,459	$14.53	1,326,891	$14.56

Fair Value of Granted Stock	$9,490		$19,615		$10,498
Compensation Cost Recognized	$11,503		$10,342		$8,594

As of December 31, 2025, there was approximately $23.9 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2024, there was approximately $26.3 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2023, there was approximately $17.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.5 years. Shares vested and forfeited primarily relate to shares acquired of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Option Awards

On March 14, 2025 (the “Option Awards Grant Date”), the Company’s Board approved grants of non-statutory stock options to certain executive officers of the Company to purchase up to 300,000 shares of the Company’s common stock pursuant to the 2019 Long Term Incentive Plan (the “Option Awards”) for a total of 1,500,000 shares. Each Option Award is subject to certain time-based and market-based vesting conditions, which are set forth in the Company’s Non-Statutory Stock Option Award Agreement.

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

The $15.83 exercise price of the Option Awards was calculated based on the closing stock price on the Option Awards Grant Date. As of December 31, 2025, there were no Option Awards exercised as time-based and market-based vesting conditions had not been met as of that date.

During the year ended December 31, 2025, there was $0.3 million of total compensation costs related to the Option Awards. As of December 31, 2025, there was approximately $1.4 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 3.2 years. The fair value of the Option Awards as of December 31, 2025 was approximately $1.7 million.

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

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Reports on Form 8-K, filed with the SEC on June 23, 2021 and June 14, 2024, and the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders. The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands), except per share information.

	Year Ended	Weighted Average	Year Ended	Weighted Average	Year Ended	Weighted Average
	December 31, 2025	Grant Date Fair Value	December 31, 2024	Grant Date Fair Value	December 31, 2023	Grant Date Fair Value
Unvested as of Beginning of Period,	13,340	$14.99	15,196	$13.16	13,540	$14.77
Shares Granted	13,772	14.52	13,340	14.99	15,196	13.16
Shares Vested and Forfeited	(13,340)	14.99	(15,196)	13.16	(13,540)	14.77
Unvested as of Ending of Period,	13,772	$14.52	13,340	$14.99	15,196	$13.16

Fair Value of Granted Stock	$200		$200		$200
Compensation Cost Recognized	$200		$201		$200

As of December 31, 2025, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a six-month period. As of December 31, 2024, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were recognized over a six-month period. As of December 31, 2023, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023 (in thousands except shares and per share information):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Earnings per common share - basic
Numerator for basic earnings per share	$135,604	$115,596	$76,893
Denominator for basic weighted average shares	69,286,014	52,705,732	38,910,150
Earnings/(Loss) per common share - basic	$1.96	$2.19	$1.98
Earnings per common share - diluted
Numerator for increase in net assets per share	135,604	115,596	76,893
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	3,645	3,639
Numerator for diluted earnings per share	135,604	119,241	80,532
Denominator for basic weighted average shares	69,286,014	52,705,732	38,910,150
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	4,023,116	3,795,725
Denominator for diluted weighted average shares	69,286,014	56,728,848	42,705,875
Earnings/(Loss) per common share - diluted	$1.96	$2.10	$1.89

Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using (i) the treasury stock method for Option Awards that assumes shares were exercised at the beginning of the reporting period (or at time of issuance, if later) and is intended to show the dilution effect to common stockholders and (ii) the if-converted method for the Convertible Notes that assumes the conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. During the year ended December 31, 2025, the market-based conditions for the Option Awards were not met and the Convertible Notes were converted in full and are no longer outstanding. As such, both were not considered in the calculation of diluted EPS. During the years ended December 31, 2024 and December 31, 2023, the adjustments for diluted EPS included additional effects for the Convertible Notes.

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

The following table sets for the amounts the Company reclassified for book purposes arising from permanent book to tax differences primarily related to nondeductible expenses for income tax purposes (in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Additional paid-in capital	$(12,556)	$(12,425)
Distributable earnings/(accumulated loss)	12,556	12,425

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2025 and December 31, 2024 were from ordinary income with no distributions made from long-term capital gains.

For the years ended December 31, 2025, 2024 and 2023, $2.6 million, $2.7 million and $2.6 million, respectively, was recorded for U.S. federal excise tax.

As of December 31, 2025 and December 31, 2024, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the tax treatment of costs related to the issuance of stock-based compensation and certain loan modifications as well as ongoing differences related to the treatment of the acquisition of Trinity Capital Holdings and the Legacy Funds.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Accumulated capital gains/(losses)	$(79,146)	$(20,815)
Other temporary differences	(5,134)	—
Undistributed ordinary income	68,690	66,765
Undistributed long-term capital gains	—	—
Unrealized appreciation/(depreciation)	9,163	(52,656)
Components of distributable earnings	$(6,426)	$(6,706)

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Tax Cost of Investments	$2,395,914	$1,763,183

	December 31, 2025	December 31, 2024
Unrealized appreciation	$94,696	$60,872
Unrealized depreciation	(85,533)	(113,528)
Net change in unrealized appreciation/(depreciation) from investments	$9,163	$(52,656)

Note 11. Financial Highlights

The following presents financial highlights for the years ended December 31, 2025, 2024, 2023, 2022, and 2021 (in thousands except share and per share information):

	Year Ended	Year Ended	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Per Share Data: (1)
Net asset value, beginning of period	$13.35	$13.19	$13.15	$16.40	$13.03

Net investment income	2.08	2.20	2.31	2.26	1.50
Net realized and unrealized gains/(losses) on investments (2)	(0.12)	(0.01)	(0.33)	(3.22)	3.59
Net increase/(decrease) in net assets resulting from operations	1.96	2.19	1.98	(0.96)	5.09

Offering costs	(0.04)	(0.05)	(0.09)	(0.12)	(0.29)
Effect of shares issued and repurchased (3)	0.19	0.06	0.19	0.16	(0.15)
Equity component of convertible notes	—	—	—	—	(0.02)
Distributions (4)	(2.04)	(2.04)	(2.04)	(2.33)	(1.26)
Total increase/(decrease) in net assets	0.07	0.16	0.04	(3.25)	3.37

Net asset value, end of period	$13.42	$13.35	$13.19	$13.15	$16.40

Shares outstanding, end of period	81,518,294	61,669,059	46,323,712	34,960,672	27,229,541
Weighted average shares outstanding	69,286,014	52,705,732	38,910,150	31,672,089	25,980,797
Total return based on net asset value (5)	15.8%	16.7%	15.8%	(5.6)%	35.5%
Total return based on market value (6)	16.1%	14.7%	55.8%	(29.0)%	33.2%

Ratio/Supplemental Data:
Per share market value at end of period	$14.65	$14.47	$14.53	$10.93	$17.58
Net assets, end of period	$1,093,999	$822,982	$611,159	$459,649	$446,533
Ratio of total expenses to average net assets	16.1%	17.5%	17.9%	16.3%	11.6%
Ratio of net investment income to average net assets	15.5%	16.7%	17.5%	15.7%	10.5%
Ratio of interest and credit facility expenses to average net assets	8.7%	8.9%	8.6%	7.5%	5.5%
Portfolio turnover rate (7)	41.0%	53.8%	41.7%	33.7%	47.9%
Asset coverage ratio (8)	183.8%	192.7%	194.7%	174.1%	195.8%
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
(8)
Based on outstanding debt of $1,305.8 million, $888.0 million, $645.5 million, $620.0 million, and $466.0 million as of December 31, 2025, 2024, 2023, 2022, and 2021, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of December 31, 2025, 2024, 2023, 2022, and 2021.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
December 31, 2025(5)	$—	—	—	$—
December 31, 2024(5)	—	—	—	—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
December 31, 2025	$373,900	1,838	—	$—
December 31, 2024	113,000	1,927	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

KeyBank Secured Term Loan Facility
December 31, 2025	$200,000	1,838	—	$—
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

2025 Notes
December 31, 2025(6)	$—	—	—	$—
December 31, 2024	152,500	1,927	—	1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
December 31, 2025(7)	$—	—	—	$—
December 31, 2024	50,000	1,927	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
December 31, 2025	$125,000	1,838	—	$—
December 31, 2024	125,000	1,927	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
December 2026 Notes
December 31, 2025	$75,000	1,838	—	$—
December 31, 2024	75,000	1,927	—	—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

March 2029 Notes
December 31, 2025	$142,166	1,838	—	$1,012
December 31, 2024	115,000	1,927	—	1,012
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

September 2029 Notes
December 31, 2025	$122,215	1,838	—	$1,014
December 31, 2024	115,000	1,927	—	1,014
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Series A Notes
December 31, 2025	$142,500	1,838	—	$—
December 31, 2024	142,500	1,927	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

July 2030 Notes
December 31, 2025	$125,000	1,838	—	$—
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
December 31, 2025	$1,305,781	1,838	—	$—
December 31, 2024	888,000	1,927	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—
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

Note 12. Related Party Transactions

During the years ended December 31, 2025 and 2024, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared. During the years ended December 31, 2025 and 2024, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Senior Credit Corp 2022 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “Senior Credit Corp JV Partner”) on December 5, 2022 to co-manage Senior Credit Corp. Senior Credit Corp invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The Company and the Senior Credit Corp JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in Senior Credit Corp. Senior Credit Corp is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of Senior Credit Corp must be approved by the board of managers of Senior Credit Corp consisting of an equal number of representatives of the Company and the Senior Credit Corp JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in Senior Credit Corp’s 8.5% notes and the remaining 30% invested in Senior Credit Corp’s preferred equity. As of December 31, 2025, the Company’s and Senior Credit Corp JV Partner’s ownership of Senior Credit Corp was 12.5% and 87.5%, respectively.

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

As of both December 31, 2025 and December 31, 2024, the Company contributed $18.4 million of capital to Senior Credit Corp, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of both December 31, 2025 and December 31, 2024, the Company’s unfunded commitment of capital to Senior Credit Corp was $3.0 million.

As of December 31, 2025 and December 31, 2024, Senior Credit Corp’s total investment portfolio on a fair value basis was $225.8 million and $219.1 million, respectively. During the year ended December 31, 2025 and December 31, 2024, the Company received $110.6 million and $157.3 million, respectively, in proceeds from the sale of investments to Senior Credit Corp.

During the year ended December 31, 2025 and December 31, 2024, the Company earned approximately $2.8 million and $3.2 million, respectively, for originations and administrative agent fees, which are recognized as fee income on the Consolidated Statements of Operations. As of December 31, 2025, the Company had approximately $1.6 million in outstanding receivables due that was included in other assets and $5.9 million in outstanding payables related to early prepayments from a portfolio company in accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the Company had approximately $1.1 million in outstanding receivables due from Senior Credit Corp that were included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Company has entered into a resource sharing agreement (“Sharing Agreement”) with the Adviser Sub, through which the Adviser Sub has access to the Company’s human capital resources, facilities and systems. Under the terms of Sharing Agreement, the Company allocates the related expenses of such shared resources to the Adviser Sub pro rata based on total assets under management by the Adviser Sub and the Company. The Company’s total expenses for the year ended December 31, 2025 and December 31, 2024 are net of such expenses allocated to the Adviser Sub of $2.9 million and $0.5 million, respectively. As of December 31, 2025 and December 31, 2024, the Company had $4.5 million and $1.8, respectively, in outstanding receivables due from the Adviser Sub that were included in other assets in the accompanying Consolidated Statement of Assets and Liabilities.

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

Eagle Point Trinity Senior Secured Lending Company

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company and a specialty credit manager (the “Class A Member”) funded a portion of their respective capital commitments on June 28, 2024 to commence the operations of a credit fund, EPT 16 LLC. On August 28, 2025, EPT 16 LLC converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company (“EPT”) and elected to be regulated as a BDC under the 1940 Act. EPT has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. The Company and the Class A Member had capital commitments to EPT in the amount of $10.0 million and $50.0 million, respectively. As of December 31, 2025, the Company’s and the Class A Member’s ownership percentages were 16.7% and 83.3%, respectively. EPT has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT.

As of December 31, 2025 and December 31, 2024, the Company had contributed $10.0 million and $9.2 million, respectively, of capital to EPT. As of December 31, 2025, there were no unfunded commitments for EPT. As of December 31, 2024, the Company’s unfunded commitment was $0.8 million.

As of December 31, 2025 and December 31, 2024, EPT 16’s total investment portfolio on a fair value basis was $123.1 million and $66.9 million, respectively. During the years ended December 31, 2025 and 2024, the Company received $74.0 million and $74.7 million, respectively, in proceeds from the sale of investments to EPT.

As of December 31, 2025, the Company had approximately $0.2 million in outstanding receivables due that was included in other assets and $1.4 million in outstanding payables related to early prepayments from a portfolio company in accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2024, there were no outstanding receivables due.

Direct Lending 2025 LLC

As disclosed in “Note 1 – Organization and Basis of Presentation,” on September 24, 2025, the Company entered into a joint venture agreement with a credit financing platform (the “Direct Lending JV Partner”) to co-manage Direct Lending. Direct Lending has acquired loans originated by the Company and intends to acquire, hold and, as applicable, dispose of investments as co-investments alongside the Company. The Company and the Direct Lending JV Partner each hold 50% ownership interests in Direct Lending and each committed capital contributions of $100.0 million. Direct Lending is capitalized as investment transactions are completed, with contributions called from each member on a pro rata basis relative to each member’s total commitments.

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

As of December 31, 2025, the Company had contributed $22.4 million and had a return of capital of $7.5 million from Direct Lending and had an unfunded capital commitment of $85.1 million.

As of December 31, 2025, Direct Lending’s total investment portfolio on a fair value basis was $30.1 million. During the year ended December 31, 2025, the Company received proceeds of $48.0 million from the sale of investments to Direct Lending.

As of December 31, 2025, the Company had approximately $0.3 million in outstanding receivables due from Direct Lending that was included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 14. Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Equity ATM Program

For the period from January 1, 2026 to February 23, 2026, the Company issued and sold 1,361,786 shares of its common stock at a weighted-average price of $15.81 per share and raised $21.3 million of net proceeds after deducting commissions to the sales agents on shares sold under the ATM Program.

Acquisition of Equipment Leasing LLC

On January 30, 2026, the Company completed the acquisition of all of the equity interests of Equipment Leasing Services, LLC (“ELS”) for approximately $9.0 million, consisting of a mix of cash and the Company's common stock. ELS is an Arizona based equipment financing and leasing company and will continue to operate independently as a portfolio company of the Company.

New Joint Venture

On January 22, 2026 the Company entered into a joint venture agreement with a credit financing platform (the “New JV Partner”) to co-manage a private fund. The joint venture intends to acquire loans originated by the New JV Partner and intends to acquire, hold and, as applicable, dispose of investments as co-investments alongside the New JV Partner. The Company and the New JV Partner each hold equal ownership interests in the joint venture and committed capital contributions of $50.0 million. The joint venture is capitalized as investment transactions are completed, with contributions called from each member on a pro rata basis relative to each member’s total commitments.

All portfolio decisions, as well as substantially all other actions relating to the joint venture, require approval by its board of managers, which is composed of an equal number of representatives from the Company and the New JV Partner. The joint venture will generally invest in the first out senior tranche of such investments.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Distribution reinvestment plan expenses	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—

Annual expenses (as a percentage of net assets attributable to common stock):
Operating expenses	6.31%	(4)
Interest payments on borrowed funds	8.71%	(5)
Acquired fund fees and expenses	0.39%	(6)
Total annual expenses	15.41%	(7)

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
(4)
Operating expenses represent the annual operating expenses of the Company and its consolidated subsidiaries for the year ended December 31, 2025. We do not have an investment adviser and are internally managed by our executive officers under the supervision of the Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and grants of options and restricted stock, if any.

(5)
Interest payments on borrowed funds represents an estimate of our annualized interest expense incurred based on estimated borrowings outstanding under the KeyBank Credit Facility, the KeyBank Secured Term Loan Facility, the August 2026 Notes, the December 2026 Notes, the March 2029 Notes, the September 2029 Notes, the Series A Notes and the July 2030 Notes over the next twelve months. The assumed weighted average interest rate on our total debt outstanding was 7.3%. Assumes we had $373.9 million outstanding under the KeyBank Credit Agreement, $200.0 million in aggregate principal amount of the KeyBank Secured Term Loan Facility, $125.0 million in aggregate principal amount of the August 2026 Notes outstanding, $75.0 million in aggregate principal amount of the December 2026 Notes outstanding, $142.2 million in aggregate principal amount of the March 2029 Notes outstanding, $122.2 million in aggregate principal amount of the September 2029 Notes outstanding, $142.5 million in aggregate principal amount of the Series A Notes outstanding and $125.0 million in aggregate principal amount of the July 2030 Notes outstanding. We may borrow additional funds from time to time to make investments to the extent we determine that it is in our best interest in doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$148	$395	$594	$936

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

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

4.3	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.2 hereto).
4.4

Fourth Supplemental Indenture, dated December 15, 2021, relating to the 4.25% Notes due 2026, by and between Trinity Capital Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 15, 2021).

4.5	Form of 4.25% Notes due 2026 (incorporated by reference to Exhibit 4.4 hereto).
4.6

Fifth Supplemental Indenture, dated as of March 28, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 28, 2024).

4.7	Form of 7.875% Note due 2029 (incorporated by reference to Exhibit 4.6 hereto).
4.8	Form of 7.875% Note due March 2029 (Debt ATM) (incorporated by reference to Exhibit 4.6 hereto).
4.9

Sixth Supplemental Indenture, dated as of July 19, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 19, 2024).

4.10	Form of 7.875% Note due September 2029 (Debt ATM) (incorporated by reference to Exhibit 4.9 hereto).
4.11

Seventh Supplemental Indenture, dated as of July 3, 2025, between Trinity Capital Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 3, 2025).

4.12	Form of 6.750% Note Due 2030 (incorporated by reference to Exhibit 4.11 hereto).
4.13*	Description of Registrant’s Securities.
10.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2021).
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

10.11

Increase Agreement, dated December 9, 2024, by and between TrinCap Funding, LLC, as Borrower, Trinity Capital Inc., as Servicer, KeyBank National Association, as the Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 26, 2025).

10.12

Increase Agreement, dated September 4, 2025, by and between TrinCap Funding, LLC, as Borrower, Trinity Capital Inc., as Servicer, KeyBank National Association, as the Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2025).

10.13

Sale and Contribution Agreement, dated as of October 27, 2021, between the Company and TrinCap

Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 1, 2021).

10.14

Credit Agreement, dated as of November 5, 2025, relating to the KeyBank Term Loan Credit Facility, by and among Trinity Capital Inc., as servicer, TrinCap Term Funding, LLC, as borrower, KeyBank National Association, as administrative agent and syndication agent, Computershare Trust Company, N.A., as collateral custodian, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2025).

10.15

Sale and Contribution Agreement, dated as of November 5, 2025, between the Company and TrinCap Term Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 6, 2025).

10.16#

Amended and Restated Employment Offer Letter, dated March 14, 2025, by and between the Company and Kyle Brown (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.17#

Amended and Restated Employment Offer Letter, dated March 14, 2025, by and between the Company and Steven L. Brown (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.18#

Amended and Restated Employment Offer Letter, dated March 14, 2025, by and between the Company and Gerald Harder (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.19#

Employment Offer Letter, dated March 14, 2025, by and between the Company and Michael Testa (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.20#

Amended and Restated Employment Offer Letter, dated March 14, 2025, by and between the Company and Ronald Kundich (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2025).

10.21#

Employment Offer Letter, dated March 14, 2025, by and between the Company and Sarah Stanton (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2025).

10.22#

Retention Bonus Agreement, dated March 14, 2025, by and between the Company and Kyle Brown (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.23#	2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).
10.24#

Form of Restricted Stock Agreement (2019 Trinity Capital Inc. Long Term Incentive Plan) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed September 14, 2021).

10.25#	Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 23, 2021).
10.26#

Form of Restricted Stock Agreement (Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed September 14, 2021).

10.27#

Form of Non-Statutory Stock Option Award Agreement (Trinity Capital Inc. 2019 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.28#	Amendment No. 1 to the 2019 Trinity Capital Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2024).
10.29#

Amendment No. 1 to the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2024).

10.30	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed January 16, 2020).
10.31	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

10.32

Transfer Agency Agreement and Registrar Services Agreement, dated November 1, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed January 16, 2020).

10.33

Note Purchase Agreement by and between Trinity Capital Inc. and the purchasers party thereto, dated October 29, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2024).

10.34

Open Market Sale Agreement, dated February 10, 2025, by and between Trinity Capital Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2025).

10.35

Open Market Sale Agreement, dated August 29, 2025, by and between Trinity Capital Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025).

10.36

Open Market Sale Agreement, dated August 29, 2025, by and between Trinity Capital Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 29, 2025).

10.37

Open Market Sale Agreement, dated August 29, 2025, by and between Trinity Capital Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 29, 2025).

10.38

Open Market Sale Agreement, dated August 29, 2025, by and between Trinity Capital Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 29, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Trinity Capital Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 6, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: February 25, 2026	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer, and Director
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Kyle Brown, Michael Testa, and Sarah Stanton, and each of them, such person’s true and lawful attorney-in-act and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitutes, may lawfully do or cause to be done hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 25, 2026.

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