Form 10-Q
period 2026-03-31
Trinity Capital Inc.
filed 2026-05-06
CIK 1786108

PRewhwwrecw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39958

TRINITY CAPITAL INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 N. 1st Street Suite 302 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

(480) 374‑5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRIN	Nasdaq Global Select Market
7.875% Notes Due March 2029	TRINZ	Nasdaq Global Select Market
7.875% Notes Due September 2029	TRINI	Nasdaq Global Select Market

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

As of May 4, 2026, the registrant had 89,887,651 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $91,431 and $107,747, respectively)	$102,495	$123,760
Affiliate investments (cost of $96,967 and $63,422, respectively)	69,093	50,495
Non-Control / Non-Affiliate investments (cost of $2,279,982 and $2,225,715, respectively)	2,311,966	2,243,820
Total investments (cost of $2,468,380 and $2,396,883, respectively)	2,483,554	2,418,075
Cash and cash equivalents	19,631	19,110
Interest receivable	18,074	19,031
Deferred credit facility costs	5,463	5,872
Other assets	29,110	22,431
Total assets	$2,555,832	$2,484,519

LIABILITIES
Credit Facility	$427,500	$373,900
Secured Notes, net of $1,333 and $1,467, respectively, of unamortized deferred financing costs	198,667	198,533
Unsecured Notes, net of $9,273 and $10,118, respectively, of unamortized deferred financing costs and premium/discount	722,608	721,763
Distribution payable	—	41,574
Security deposits	2,234	3,008
Accounts payable, accrued expenses and other liabilities	38,568	51,742
Total liabilities	1,389,577	1,390,520

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 87,903,645 and 81,518,294 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	88	82
Paid-in capital in excess of par	1,185,441	1,100,343
Distributable earnings/(accumulated deficit)	(19,274)	(6,426)
Total net assets	1,166,255	1,093,999
Total liabilities and net assets	$2,555,832	$2,484,519
NET ASSET VALUE PER SHARE	$13.27	$13.42

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$5,602	$2,328
Affiliate investments	2,119	1,272
Non-Control / Non-Affiliate investments	75,598	59,073
Total interest and dividend income	83,319	62,673
Fee and other income:
Affiliate investments	613	693
Non-Control / Non-Affiliate investments	6,197	2,019
Total fee and other income	6,810	2,712
Total investment income	90,129	65,385

EXPENSES:
Interest expense and other debt financing costs	24,104	17,656
Compensation and benefits	17,270	10,645
Professional fees	1,219	2,027
General and administrative	3,146	2,466
Total gross expenses	45,739	32,794
Allocated expenses to Trinity Capital Adviser, LLC	(1,133)	(408)
Total net expenses	44,606	32,386

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	45,523	32,999
Excise tax expense	1,035	616
NET INVESTMENT INCOME	44,488	32,383

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Affiliate investments	(3,071)	—
Non-Control / Non-Affiliate investments	(6,859)	(2,154)
Net realized gain/(loss) from investments	(9,930)	(2,154)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(4,949)	2
Affiliate investments	(8,905)	430
Non-Control / Non-Affiliate investments	9,128	(3,574)
Net change in unrealized appreciation/(depreciation) from investments	(4,726)	(3,142)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$29,832	$27,087

NET INVESTMENT INCOME PER SHARE - BASIC	$0.53	$0.52
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.53	$0.52

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.36	$0.43
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.36	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	83,643,311	62,555,531
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	83,643,311	62,555,531

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2026:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2025	81,518,294	$82	$1,100,343	$(6,426)	$1,093,999
Issuance of common stock pursuant to distribution reinvestment plan	46,409	—	732	—	732
Stock-based compensation	—	—	3,249	—	3,249
Issuance of restricted stock awards	908,539	1	(1)	—	—
Issuance of common stock, net of issuance costs	5,546,280	5	82,761	—	82,766
Retired and forfeited shares of restricted stock	(115,877)	—	(1,643)	—	(1,643)
Distributions to stockholders	—	—	—	(42,680)	(42,680)
Net increase/(decrease) in net assets resulting from operations	—	—	—	29,832	29,832
Balance as of March 31, 2026	87,903,645	$88	$1,185,441	$(19,274)	$1,166,255

Three Months Ended March 31, 2025:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2024	61,669,059	$62	$829,626	$(6,706)	$822,982
Issuance of common stock pursuant to distribution reinvestment plan	20,349	—	297	—	297
Stock-based compensation	—	—	2,609	—	2,609
Issuance of restricted stock awards	319,956	—	—	—	—
Issuance of common stock, net of issuance costs	1,977,463	2	30,466	—	30,468
Retired and forfeited shares of restricted stock	(106,497)	—	(1,695)	—	(1,695)
Additional paid-in capital in connection with Convertible Notes Redemption	—	—	(15,772)	—	(15,772)
Distributions to stockholders	—	—	—	(32,581)	(32,581)
Net increase/(decrease) in net assets resulting from operations	—	—	—	27,087	27,087
Balance as of March 31, 2025	63,880,330	$64	$845,531	$(12,200)	$833,395

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$29,832	$27,087
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(299,632)	(218,458)
Proceeds from sales and paydowns of investments	238,315	157,087
Net change in unrealized (appreciation)/depreciation from investments	4,726	3,142
Net realized (gain)/loss from investments	9,930	2,154
Accretion of original issue discounts and end of term payments on investments	(15,627)	(11,044)
Amortization of deferred financing costs	1,406	1,276
Stock-based compensation	3,249	2,609
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	957	(84)
(Increase)/Decrease in other assets	(5,017)	(17,323)
Increase/(Decrease) in security deposits	(774)	(1,457)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(13,130)	(8,330)
Net cash provided by/(used in) operating activities	(45,765)	(63,341)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(415)	(106)
Net cash provided by/(used in) investing activities	(415)	(106)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	78,283	30,468
Retirement of employee shares	(1,643)	(1,695)
Cash distributions paid	(83,522)	(31,154)
Issuance of Secured Notes, net of issuance costs	40	—
Issuance of Unsecured Notes, net of issuance costs	(57)	3,343
Repayment of Unsecured Notes	—	(217,756)
Borrowings under Credit Facility	347,800	398,000
Repayments under Credit Facility	(294,200)	(119,000)
Net cash provided by/(used in) financing activities	46,701	62,206

Net increase/(decrease) in cash, cash equivalents and restricted cash	521	(1,241)
Cash, cash equivalents and restricted cash at beginning of period	19,110	9,627
Cash, cash equivalents and restricted cash at end of period	$19,631	$8,386

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$23,415	$13,966
Income tax, including excise tax, paid	2,876	2,722
Non-cash purchase of investments through issuance of common stock	4,483	—
Distribution payable	—	32,579
Distributions reinvested	732	297

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	April 24, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$260	$260	$264	(9)(10)(14)(19)
	Equipment Financing	May 28, 2024	May 1, 2026	Fixed interest rate 16.0%; EOT 0.0%	215	215	218	(9)(10)(14)
	Equipment Financing	June 21, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	422	422	428	(9)(10)(14)(19)
Total Applied Digital Corporation					897	897	910

Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$14,145	$13,949	$14,058	(8)(14)(19)(22)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$5,070	$5,994	$6,010	(9)(14)(19)
	Equipment Financing	October 22, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	5,788	6,645	6,627	(9)(14)(19)
Total Cirrascale Cloud Services, LLC					10,858	12,639	12,637

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$158	$157	$159	(9)(10)(14)(19)(22)

iGrafx, LLC	Secured Loan	November 12, 2025	November 12, 2028	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$24,938	$24,611	$24,907	(8)(20)

K2View Inc.	Secured Loan	May 30, 2025	June 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 2.5%	$15,000	$14,836	$15,248	(8)(14)

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$3,745	$3,735	$3,796	(9)(14)(19)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$11,400	$11,253	$11,536	(8)(9)(14)(19)

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$6,600	$6,551	$6,644	(8)(14)(19)

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$36,000	$35,251	$35,140	(8)(14)(19)
	Secured Loan	October 2, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	13,500	13,252	13,189	(8)(14)(19)
Total Uniphore Technologies Inc.					49,500	48,503	48,329

Sub-total: Artificial Intelligence & Automation (11.9%)*					$137,241	$137,131	$138,224

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Biotechnology
Candel Therapeutics, Inc.	Secured Loan	October 14, 2025	October 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 9.8%; EOT 4.3%	$43,500	$42,258	$42,534	(8)(9)(10)(14)(19)

Pendulum Therapeutics, Inc.	Secured Loan	December 31, 2021	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	$4,292	$4,448	$4,460	(8)(14)
	Secured Loan	February 28, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,581	4,734	4,749	(8)(14)
	Secured Loan	March 30, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	4,722	4,874	4,891	(8)(14)
	Secured Loan	May 6, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,149	5,169	(8)(14)
	Secured Loan	June 17, 2022	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	5,000	5,149	5,169	(8)(14)
	Secured Loan	February 1, 2024	July 1, 2026	Variable interest rate Prime + 6.8% or Floor rate 10.0%; EOT 4.0%	1,405	1,447	1,442	(8)(14)
Total Pendulum Therapeutics, Inc.					25,000	25,801	25,880

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$43,000	$43,211	$44,240	(8)(9)(14)(19)

Sub-total: Biotechnology (9.7%)*					$111,500	$111,270	$112,654

Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	July 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$13,789	$14,066	$14,290	(9)(10)(14)(19)
	Equipment Financing	June 30, 2025	July 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	2,243	2,287	2,324	(9)(10)(14)(19)
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	5,024	5,075	5,150	(9)(10)(14)(19)
	Equipment Financing	December 23, 2025	January 1, 2031	Fixed interest rate 12.4%; EOT 9.0%	14,116	14,138	14,236	(9)(10)(14)(19)
Total AST & Science, LLC					35,172	35,566	36,000

Vertical Communications, Inc.	Secured Loan	August 23, 2021	November 1, 2026	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,765	$12,907	(8)(24)
	Secured Loan	July 16, 2025	June 30, 2026	Fixed interest rate 11.5%; EOT 0.0%	1,000	1,000	819	(24)
	Secured Loan	September 9, 2025	June 30, 2026	Fixed interest rate 11.5%; EOT 0.0%	500	500	409	(24)
Total Vertical Communications, Inc.					14,100	17,265	14,135

Sub-total: Connectivity (4.3%)*					$49,272	$52,831	$50,135

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 12, 2025	October 1, 2028	Fixed interest rate 11.6%; EOT 3.0%	$4,608	$4,576	$4,665	(9)(14)(19)(22)

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$4,700	$4,832	$4,839	(8)(14)(19)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,822	4,846	(8)(14)(19)
	Secured Loan	August 1, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,785	4,786	(8)(14)(19)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,369	4,347	(8)(14)(19)
Total Ogee, Inc.					18,800	18,808	18,818

Quip NYC, Inc.	Secured Loan	September 30, 2025	September 1, 2028	Variable interest rate Prime + 9.0% or Floor rate 12.3%; EOT 0.0%	$3,046	$3,044	$3,044	(8)

Rinse, Inc.	Secured Loan	May 10, 2022	June 1, 2027	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	$2,108	$2,273	$2,281	(8)(14)
	Secured Loan	September 22, 2023	October 1, 2028	Variable interest rate Prime + 8.0% or Floor rate 11.3%; EOT 3.8%	3,148	3,223	3,263	(8)(14)
Total Rinse, Inc.					5,256	5,496	5,544

Sub-total: Consumer Products & Services (2.7%)*					$31,710	$31,924	$32,071

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Diagnostics & Tools
Artera Inc.	Secured Loan	March 13, 2026	February 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.0%; EOT 4.5%	$9,900	$9,771	$9,771	(8)(14)(19)(22)

Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$14,200	$13,867	$14,062	(8)(9)(14)(19)

Sub-total: Diagnostics & Tools (2.0%)*					$24,100	$23,638	$23,833

Digital Assets Technology and Services
Inca Digital, Inc.	Secured Loan	December 2, 2025	December 2, 2026	Fixed interest rate 12.5%; EOT 0.0%	$6,000	$5,940	$6,165

Sub-total: Digital Assets Technology and Services (0.5%)*					$6,000	$5,940	$6,165

Education Technology
Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	September 1, 2027	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,873	$7,043
	Secured Loan	August 10, 2021	September 1, 2027	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,624	2,348
Total Yellowbrick Learning, Inc.					10,000	10,497	9,391

Sub-total: Education Technology (0.8%)*					$10,000	$10,497	$9,391

Finance and Insurance
Alt Lending SPV II, LLC	Secured Loan	July 8, 2025	July 8, 2028	Variable interest rate SOFR 1 Month Term + 9.0% or Floor rate 11.0%; EOT 0.0%	$19,047	$18,671	$18,666	(8)(10)(12)(21)

Beam Technologies, Inc.	Secured Loan	August 30, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0% + PIK Fixed Interest Rate 1.5%; EOT 2.0%	$29,928	$30,506	$30,062	(8)(9)(14)(15)(19)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0% + PIK Fixed Interest Rate 1.5%; EOT 2.0%	2,397	2,445	2,408	(8)(9)(14)(15)(19)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	395	395	263	(9)(19)
Total Beam Technologies, Inc.					32,720	33,346	32,733

Centivo Corporation	Secured Loan	July 31, 2024	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	$3,813	$3,786	$3,860	(8)(9)(14)(15)(19)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,798	3,689	3,737	(8)(9)(14)(15)(19)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,794	3,694	3,746	(8)(9)(14)(15)(19)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	7,565	7,356	7,462	(8)(9)(14)(15)(19)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,780	3,671	3,726	(8)(9)(14)(15)(19)
Total Centivo Corporation					22,750	22,196	22,531

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$7,235	$7,508	$7,440	(8)(9)(14)(19)
	Secured Loan	July 31, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	7,235	7,512	7,430	(8)(9)(14)(19)
Total Cherry Technologies, Inc.					14,470	15,020	14,870

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Secured Loan	October 13, 2023	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$11,622	$11,742	$11,851	(8)(9)(14)(19)
	Secured Loan	January 5, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	2,902	2,894	2,924	(8)(9)(14)(19)
	Secured Loan	February 8, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,353	4,339	4,383	(8)(9)(14)(19)
	Secured Loan	April 9, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	4,348	4,263	4,293	(8)(9)(14)(19)
	Secured Loan	May 15, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	14,495	14,775	14,996	(8)(14)(19)
Total Tilt Finance, Inc. (dba Empower Financial, Inc.)					37,720	38,013	38,447

Gravie, Inc.	Secured Loan	June 4, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$15,980	$15,940	$15,844	(8)(9)(14)(19)

Inshur, Inc.	Secured Loan	June 10, 2025	July 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 2.5%	$25,000	$24,723	$24,572	(8)(14)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 13.0%; EOT 1.0%	$12,500	$12,625	$12,824	(8)(14)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.0%	$4,270	$4,175	$4,294	(8)(9)(14)(19)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$2,040	$2,022	$2,073	(8)(9)(14)(19)
	Secured Loan	December 15, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	1,020	1,003	1,013	(8)(9)(14)(19)
Total Lendflow, Inc.					3,060	3,025	3,086

Mesa Financial, Inc.	Secured Loan	August 29, 2024	February 28, 2027	Variable interest rate SOFR 1 Month Term + 10.3% or Floor rate 12.3%; EOT 0.0%	$15,809	$15,742	$15,742	(8)(10)(12)(21)

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$6,450	$6,314	$6,524	(8)(14)(19)

Parafin SPV 2, LLC	Secured Loan	March 17, 2026	March 13, 2029	Variable interest rate SOFR 1 Month Term + 7.3% or Floor rate 9.3%; EOT 0.0%	$17,808	$17,808	$17,808	(8)(10)(12)(21)

Parafin SPV 3, LLC	Secured Loan	July 25, 2024	April 14, 2027	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 13.8%; EOT 0.0%	$14,345	$14,289	$14,289	(8)(10)(12)(21)

PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$5,700	$5,637	$5,577	(8)(9)(14)(19)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	5,700	5,572	5,479	(8)(9)(14)(19)
Total PatientFi, Inc.					11,400	11,209	11,056

Slope Tech, Inc.	Secured Loan	October 5, 2022	February 27, 2028	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 11.8%; EOT 0.0%	$8,590	$8,573	$8,573	(8)(10)(12)(21)

Thrivory, Inc.	Secured Loan	September 9, 2025	October 1, 2027	Variable interest rate SOFR 1 Month Term + 10.5% or Floor rate 12.5%; EOT 0.0%	$6,478	$6,430	$6,430	(8)(10)(12)(21)

Under Technologies, Inc.	Secured Loan	September 13, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$7,400	$7,418	$7,715	(8)(9)(14)(19)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	7,400	7,401	7,715	(8)(9)(14)(19)
Total Under Technologies, Inc.					14,800	14,819	15,430

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$12,150	$12,118	$12,387	(8)(9)(14)(19)
	Secured Loan	December 9, 2025	September 22, 2027	Fixed interest rate 6.0%; EOT 0.0%	405	405	415	(9)(16)(19)
Total Wisetack, Inc.					12,555	12,523	12,802

Sub-total: Finance and Insurance (25.4%)*					$295,752	$295,441	$296,521

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$1,966	$3,046	$3,034	(9)(14)(19)

Sub-total: Food and Agriculture Technologies (0.3%)*					$1,966	$3,046	$3,034

Energy & Resource Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	$2,867	$3,088	$3,168	(9)(14)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	8,297	8,720	8,956	(9)(14)(19)
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	9,602	9,910	10,021	(9)(14)(19)
	Equipment Financing	December 24, 2025	December 1, 2030	Fixed interest rate 11.4%; EOT 6.0%	56,413	56,303	56,691	(9)(14)(19)
Total Commonwealth Fusion Systems, LLC					77,179	78,021	78,836

Electric Hydrogen Co.	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	$2,888	$3,348	$3,305	(9)(14)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	2,369	2,673	2,660	(9)(14)(19)
	Equipment Financing	September 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	1,410	1,588	1,570	(9)(14)(19)
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	341	379	374	(9)(14)(19)
	Equipment Financing	March 31, 2026	April 1, 2030	Fixed interest rate 12.2%; EOT 10.0%	562	560	560	(14)(19)
Total Electric Hydrogen Co.					7,570	8,548	8,469

Form Energy Inc.	Equipment Financing	October 21, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$18,498	$18,961	$19,056	(9)(14)(19)
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	5,070	5,160	5,179	(9)(14)(19)
Total Form Energy Inc.					23,568	24,121	24,235

SeaOn Global, LLC	Equipment Financing	June 16, 2022	July 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$497	$1,237	$1,218
	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	396	750	736
Total SeaOn Global, LLC					893	1,987	1,954

Torus Inc.	Equipment Financing	February 17, 2026	August 1, 2029	Fixed interest rate 11.9%; EOT 5.0%	$9,520	$9,529	$9,529	(14)(19)(22)

Sub-total: Energy & Resource Technology (10.5%)*					$118,730	$122,206	$123,023

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$5,700	$5,662	$5,800	(8)(9)(14)(19)
	Secured Loan	October 29, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	2,280	2,249	2,296	(8)(9)(14)(19)
Total B.Well Connected Health, Inc.					7,980	7,911	8,096

Lightning Step Technologies, LLC	Secured Loan	August 6, 2025	August 6, 2030	Variable interest rate SOFR 1 Month Term + 7.1%; EOT 0.0%	$9,000	$8,841	$8,797	(8)(14)
	Secured Loan	October 22, 2025	August 6, 2030	Variable interest rate SOFR 1 Month Term + 7.1%; EOT 0.0%	9,000	8,833	8,949	(8)
Total Lightning Step Technologies, LLC					18,000	17,674	17,746

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$8,125	$8,008	$8,116	(8)(9)(14)(19)
	Secured Loan	October 2, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	8,125	8,115	8,238	(8)(9)(14)(19)
Total Paytient Technologies, Inc.					16,250	16,123	16,354

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$21,500	$21,120	$21,305	(8)(14)(19)

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 6.5%	$5,000	$5,266	$5,325	(8)(14)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 6.5%	15,000	15,797	15,975	(8)(14)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 6.5%	10,000	10,531	10,650	(8)(14)
Total TMRW Life Sciences, Inc.					30,000	31,594	31,950

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(24)

Sub-total: Healthcare Technology (8.2%)*					$94,230	$94,922	$95,951

Human Resource Technology
Nomad Health, Inc.	Secured Loan	June 12, 2024	September 30, 2027	Fixed interest rate 10.0%; EOT 0.0%	$500	$500	$275	(18)(24)
	Secured Loan	September 30, 2025	September 30, 2027	Fixed interest rate 7.5%; EOT 0.0%	11,401	11,401	3,362	(18)(24)
Total Nomad Health, Inc.					11,901	11,901	3,637

Sub-total: Human Resource Technology (0.3%)*					$11,901	$11,901	$3,637

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Industrials
3DEO, Inc.	Equipment Financing	February 1, 2025	February 1, 2028	Fixed interest rate 0.1%; EOT 2.2%	$1,806	$1,826	$997	(18)

Sub-total: Industrials (0.1%)*					$1,806	$1,826	$997

Marketing, Media, and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$34,400	$31,429	$32,048	(8)(9)(14)(19)
	Secured Loan	February 17, 2026	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	12,200	11,912	11,912	(8)(9)(14)(19)
Total Angel Studios, Inc.					46,600	43,341	43,960

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$1,185	$1,293	$1,287	(8)(14)

Incontext Solutions, Inc.	Secured Loan	September 1, 2025	June 1, 2026	Fixed interest rate 12.0%; EOT 0.0%	$395	$395	$396

Rarefied Atmosphere, Inc.	Secured Loan	May 6, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$41,645	$41,155	$42,204	(8)(9)(14)(19)
	Secured Loan	January 29, 2026	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	3,950	3,872	3,872	(8)(9)(14)(19)
Total Rarefied Atmosphere, Inc.					45,595	45,027	46,076

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$10,506	$10,604	$10,489	(8)(9)(14)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,293	5,228	(8)(9)(14)(19)
Total Vox Media Holdings, Inc.					15,757	15,897	15,717

Sub-total: Marketing, Media, and Entertainment (9.2%)*					$109,532	$105,953	$107,436

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 10.9%; EOT 7.5%	$13,365	$14,861	$13,288	(9)(14)(19)
	Equipment Financing	September 30, 2024	October 1, 2028	Fixed interest rate 11.3%; EOT 7.5%	5,675	6,266	5,630	(9)(14)(19)
Total Apiject Holdings, Inc.					19,040	21,127	18,918

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$3,150	$3,145	$3,220	(8)(9)(14)(19)
	Secured Loan	January 15, 2026	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	3,150	3,123	3,123	(8)(9)(19)
Total Cagent Vascular, Inc.					6,300	6,268	6,343

Cala Health, Inc.	Secured Loan	February 24, 2026	March 1, 2031	Variable interest rate Prime + 1.5% or Floor rate 10.0% + PIK Fixed Interest Rate 1.5%; EOT 4.5%	$24,996	$24,654	$24,654	(8)(15)(19)

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Elucent Medical, Inc.	Secured Loan	October 31, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$12,150	$12,105	$12,023	(8)(9)(14)(19)
	Secured Loan	January 15, 2026	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	8,100	7,978	7,978	(8)(9)(14)(19)
Total Elucent Medical, Inc.					20,250	20,083	20,001

Emboline, Inc.	Secured Loan	March 3, 2026	April 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.5%; EOT 4.0%	$12,900	$12,725	$12,725	(8)(14)(19)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$28,200	$28,251	$27,909	(8)(14)(19)
	Secured Loan	September 25, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	4,700	4,708	4,651	(8)(14)(19)
Total Lightforce Orthodontics, Inc.					32,900	32,959	32,560

Monteris Medical US, Inc.	Secured Loan	March 3, 2026	March 1, 2031	Variable interest rate Prime + 4.3% or Floor rate 11.0%; EOT 4.0%	$32,900	$32,110	$32,110	(8)(14)(19)

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$20,000	$20,191	$20,707	(8)(14)
	Secured Loan	January 21, 2025	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	15,000	15,035	14,913	(8)
Total Neurolens, Inc.					35,000	35,226	35,620

Neuros Medical, Inc.	Secured Loan	December 11, 2025	January 1, 2031	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 4.0%	$13,816	$13,843	$13,703	(8)(19)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$4,400	$4,338	$4,371	(8)(14)(19)

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$3,995	$4,022	$4,109	(8)(9)(14)(19)

Shoulder Innovations, Inc.	Secured Loan	August 7, 2023	September 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.0%; EOT 3.0%	$11,250	$11,587	$11,603	(8)(9)(14)

Vital Connect, Inc.	Secured Loan	July 3, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$27,650	$27,840	$28,604	(8)(9)(14)(19)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,915	8,134	(8)(9)(14)(19)
	Secured Loan	December 17, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,850	7,921	(8)(9)(14)(19)
Total Vital Connect, Inc.					43,450	43,605	44,659

Sub-total: Medical Devices (22.4%)*					$261,197	$262,547	$261,376

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$12,885	$12,885	$12,885	(10)(24)

Sub-total: Multi-Sector Holdings (1.1%)*					$12,885	$12,885	$12,885

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Other Healthcare Services
Cellares Corporation	Secured Loan	August 2, 2024	May 30, 2026	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	$47,000	$48,831	$49,201	(8)(19)

LHV Newco LLC	Secured Loan	February 5, 2026	February 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$18,400	$18,253	$18,253	(8)(14)(19)

Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	$44,788	$44,794	$45,601	(8)(15)
	Secured Loan	October 1, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	5,230	5,247	5,272	(8)(14)(15)
	Secured Loan	January 6, 2025	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	2,595	2,591	2,604	(8)(15)
Total Metabolon, Inc.					52,613	52,632	53,477

Renalogic Holdings, Inc.	Secured Loan	June 30, 2025	June 30, 2030	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$63,024	$61,936	$62,461	(8)(14)(20)

Velentium, Inc.	Secured Loan	May 24, 2024	May 24, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 5.3%	$8,500	$8,590	$8,635	(8)(9)(14)

Sub-total: Other Healthcare Services (16.5%)*					$189,537	$190,242	$192,027

Real Estate Technology
Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Fixed interest rate 5.0% + PIK Fixed Interest Rate 5.0%; EOT 0.0%	$23,743	$23,644	$20,529	(14)(15)(24)
	Secured Loan	May 14, 2025	May 14, 2027	Fixed interest rate 4.0%; EOT 0.0%	1,600	1,600	1,587	(16)(24)
Total Knockaway, Inc.					25,343	25,244	22,116

Knockaway Trinity Holdings, LLC	Secured Loan	December 6, 2023	December 27, 2026	Variable interest rate SOFR 1 Month Term + 9.3% or Floor rate 13.8%; EOT 0.0%	$4,785	$4,781	$4,781	(8)(10)(12)(21)(24)

Orchard Technologies, Inc.	Secured Loan	January 27, 2026	January 31, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 8.0%	14,240	15,382	11,711	(8)(24)
	Secured Loan	January 27, 2026	January 1, 2030	Variable interest rate Prime + 0.0% or Floor rate 0.0%; EOT 0.0%	8,300	8,300	5,862	(8)(16)(24)
Total Orchard Technologies, Inc.					22,540	23,682	17,573

Sub-total: Real Estate Technology (3.8%)*					$52,668	$53,707	$44,470

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 12.0% + PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,801	$20,929	$21,005	(8)(9)(14)(15)

Eyelit Technologies, Inc.	Secured Loan	November 4, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	$3,250	$3,203	$3,202	(8)(14)(19)(20)(22)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	5,720	5,635	5,637	(8)(14)(19)(20)(22)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	650	639	647	(8)(14)(19)(20)(22)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	1,625	1,597	1,594	(8)(14)(19)(20)(22)
	Secured Loan	March 2, 2026	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	780	765	765	(8)(14)(19)(20)(22)
Total Eyelit Technologies, Inc.					12,025	11,839	11,845

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$24,599	$24,237	$24,378	(8)(14)(19)

CCP InterGalactic Buyer, LLC	Secured Loan	September 15, 2025	September 15, 2030	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$7,500	$7,376	$7,522	(8)
	Secured Loan	February 9, 2026	September 15, 2030	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	6,587	6,469	6,469	(8)(20)
Total CCP InterGalactic Buyer, LLC					14,087	13,845	13,991

OrgChart, LLC	Secured Loan	January 13, 2026	January 13, 2031	Variable interest rate SOFR 1 Month Term + 5.5%; EOT 0.0%	$25,000	$24,761	$24,761	(8)(20)

ServiceTrade, Inc.	Secured Loan	August 15, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	$17,250	$17,030	$17,112	(8)(14)(19)(20)(22)
	Secured Loan	May 2, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	1,380	1,360	1,377	(8)(14)(19)(20)(22)
	Secured Loan	June 3, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	1,380	1,359	1,377	(8)(14)(19)(20)(22)
	Secured Loan	September 22, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	1,380	1,358	1,376	(8)(14)(19)(20)(22)
	Secured Loan	January 22, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	690	678	678	(8)(14)(19)(20)(22)
	Secured Loan	February 17, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	1,380	1,355	1,355	(8)(14)(19)(20)(22)
	Secured Loan	March 9, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	690	677	677	(8)(14)(19)(20)(22)
Total ServiceTrade, Inc.					24,150	23,817	23,952

Silk Technologies, Inc.	Secured Loan	November 4, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$16,200	$16,003	$16,167	(8)(9)(14)(19)

SOCi, Inc.	Secured Loan	October 3, 2024	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.9%; EOT 0.0%	$35,647	$35,080	$34,180	(8)(14)(19)(20)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.9%; EOT 0.0%	3,249	3,195	3,138	(8)(14)(19)(20)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.9%; EOT 0.0%	1,633	1,603	1,598	(8)(14)(19)(20)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 1 Month Term + 7.9%; EOT 0.0%	1,719	1,686	1,645	(8)(14)(19)(20)
Total SOCi, Inc.					42,248	41,564	40,561

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$3,740	$3,704	$3,831	(8)(9)(14)(19)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,673	3,748	(8)(9)(14)(19)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,553	3,620	(8)(9)(14)(19)
Total Steno Agency, Inc.					11,040	10,930	11,199

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Ticketure LLC	Secured Loan	July 25, 2025	July 25, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	$24,875	$24,444	$24,276	(8)(14)(20)
	Secured Loan	January 29, 2026	July 25, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	998	978	978	(8)(20)
Total Ticketure LLC					25,873	25,422	25,254

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$37,600	$37,042	$36,792	(8)(19)(20)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	1,880	1,849	1,812	(8)(14)(19)(20)
	Secured Loan	March 3, 2026	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	1,645	1,613	1,613	(8)(19)(20)
Total Xytech Systems, LLC					41,125	40,504	40,217

Sub-total: SaaS (21.7%)*					$257,148	$253,851	$253,330

Space Technology
Astranis Space Technology Corporation	Equipment Financing	September 27, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	$1,584	$1,625	$1,636	(9)(14)(19)
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	3,550	3,581	3,632	(9)(14)(19)
	Equipment Financing	October 30, 2025	November 1, 2028	Fixed interest rate 11.7%; EOT 4.0%	924	927	939	(9)(14)(19)
	Equipment Financing	March 30, 2026	April 1, 2029	Fixed interest rate 11.7%; EOT 4.0%	2,036	2,016	2,016	(14)(19)
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	43,000	41,502	42,779	(8)(9)(14)(19)
Total Astranis Space Technology Corporation					51,094	49,651	51,002

Hermeus Corporation	Equipment Financing	March 23, 2026	October 1, 2029	Fixed interest rate 11.3%; EOT 4.0%	$21,496	$20,989	$20,989	(14)(19)

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$390	$407	$412	(9)(14)(19)(22)
	Equipment Financing	September 13, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	326	335	341	(9)(14)(19)(22)
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	336	341	349	(9)(14)(19)(22)
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	392	396	402	(9)(14)(19)(22)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	496	495	503	(9)(14)(19)(22)
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	2,435	2,411	2,446	(9)(14)(19)(22)
Total Impulse Space, Inc.					4,375	4,385	4,453

Kymeta Corporation	Secured Loan	July 3, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$7,900	$7,790	$8,053	(8)(9)(14)(19)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	7,900	7,912	8,077	(8)(9)(14)(19)
Total Kymeta Corporation					15,800	15,702	16,130

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Slingshot Aerospace, Inc.	Secured Loan	July 12, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$23,700	$23,676	$24,225	(8)(9)(14)(19)
	Secured Loan	August 7, 2024	April 30, 2026	Fixed interest rate 10.0%; EOT 0.0%	500	500	588
Total Slingshot Aerospace, Inc.					24,200	24,176	24,813

Sub-total: Space Technology (10.1%)*					$116,965	$114,903	$117,387

Supply Chain Technology
Inktavo, LLC	Secured Loan	October 15, 2025	October 15, 2031	Variable interest rate SOFR 3 Month Term + 6.8%; EOT 0.0%	$67,500	$66,254	$67,737	(8)(20)

Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	PIK Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.5%	$19,926	$20,763	$16,184	(8)(18)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	July 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$195	$209	$211	(9)(14)
	Equipment Financing	December 23, 2024	January 1, 2028	Fixed interest rate 12.3%; EOT 4.0%	1,059	1,096	1,106	(9)(14)
	Equipment Financing	September 9, 2025	October 1, 2028	Fixed interest rate 12.0%; EOT 4.0%	1,200	1,207	1,226	(9)(14)
Total Nucleus RadioPharma, Inc.					2,454	2,512	2,543

Sub-total: Supply Chain Technology (7.4%)*					$89,880	$89,529	$86,464

Transportation Technology
EH Leasing Company, LLC	Equipment Financing	November 1, 2025	November 1, 2029	Fixed interest rate 14.4%; EOT 18.7%	$4,803	$5,442	$5,007	(19)

NextCar Holding Company, Inc.	Secured Loan	November 4, 2025	June 30, 2026	Fixed interest rate 10.0%; EOT 0.0%	$1,969	$1,969	$1,575	(18)

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,635	$9,968	$9,097	(8)(9)(15)
	Equipment Financing	July 14, 2023	February 1, 2027	Fixed interest rate 12.1%; EOT 4.0%	125	141	138	(9)
Total Get Spiffy, Inc.					9,760	10,109	9,235

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Uveye, Inc.	Equipment Financing	December 26, 2024	January 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	$12,553	$12,608	$12,738	(14)
	Equipment Financing	March 28, 2025	April 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	3,547	3,551	3,588	(14)
	Equipment Financing	May 15, 2025	June 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	929	928	938	(14)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	2,994	2,988	3,021	(14)
	Equipment Financing	August 13, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	7,856	7,825	7,915	(14)
	Equipment Financing	September 26, 2025	October 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	5,223	5,196	5,244	(14)
	Equipment Financing	November 20, 2025	December 1, 2028	Fixed interest rate 11.7%; EOT 1.0%	12,304	12,219	12,298	(14)
	Equipment Financing	December 17, 2025	January 1, 2029	Fixed interest rate 11.6%; EOT 1.0%	8,023	7,960	7,985	(14)
	Equipment Financing	January 30, 2026	February 1, 2029	Fixed interest rate 12.0%; EOT 1.0%	4,647	4,604	4,604	(14)
	Equipment Financing	March 24, 2026	April 1, 2029	Fixed interest rate 11.8%; EOT 1.0%	7,639	7,561	7,561	(14)
Total Uveye, Inc.					65,715	65,440	65,892

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$4,636	$4,731	$2,000	(8)(18)

Sub-total: Transportation Technology (7.2%)*					$86,883	$87,691	$83,709

Total: Debt Securities- United States (176.2%)*					$2,070,903	$2,073,881	$2,054,720

Debt Securities- Canada

Construction Technology
Nexii, Inc.	Secured Loan	July 24, 2024	July 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$365	$365	$324	(10)(24)

Sub-total: Construction Technology (0.0%)*					$365	$365	$324

Real Estate Technology
Maple Raptor Acquisition Inc. (dba Rentsync)	Secured Loan	April 28, 2025	April 28, 2030	Variable interest rate CORRA 3 Month Term + 9.4%; EOT 0.0%	$19,707	$19,353	$19,724	(8)(10)(20)
	Secured Loan	December 23, 2025	April 28, 2030	Variable interest rate CORRA 3 Month Term + 9.4%; EOT 0.0%	7,509	7,355	7,477	(8)(10)
Total Maple Raptor Acquisition Inc. (dba Rentsync)					27,216	26,708	27,201

Sub-total: Real Estate Technology (2.3%)*					$27,216	$26,708	$27,201

Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$15,510	$15,614	$15,724	(9)(10)(14)(19)
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	2,158	2,146	2,169	(9)(10)(14)(19)
Total Earthdaily Constellation Holdings, LP					17,668	17,760	17,893

Sub-total: Space Technology (1.5%)*					$17,668	$17,760	$17,893

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	July 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,085	$5,728	(8)(10)(14)(24)

Sub-total: Supply Chain Technology (0.5%)*					$6,000	$6,085	$5,728

Total: Debt Securities- Canada (4.4%)*					$51,249	$50,918	$51,146

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Europe

Consumer Products & Services
Motorway Online, Ltd	Secured Loan	December 23, 2025	June 1, 2030	Variable interest rate Base Rate + 7.9% or Floor rate 11.7%; EOT 2.8%	$20,205	$19,697	$19,816	(8)(10)

Sub-total: Consumer Products & Services (1.7%)*					$20,205	$19,697	$19,816

Healthcare Technology
Unmind LTD	Secured Loan	July 8, 2025	August 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.0%	$19,500	$19,229	$19,604	(8)(10)

Sub-total: Healthcare Technology (1.7%)*					$19,500	$19,229	$19,604

Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$29,375	$29,351	$30,188	(8)(10)(14)(19)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	11,750	11,568	11,870	(8)(10)(14)(19)
Total CMR Surgical Limited					41,125	40,919	42,058

Sub-total: Medical Devices (3.6%)*					$41,125	$40,919	$42,058

Other Healthcare Services
Zandivio PLC	Secured Loan	October 30, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$28,200	$28,034	$28,545	(8)(10)(14)(19)

Sub-total: Other Healthcare Services (2.4%)*					$28,200	$28,034	$28,545

Real Estate Technology
Prospire Technologies LTD	Secured Loan	January 29, 2026	February 1, 2030	Variable interest rate Base Rate + 8.5% or Floor rate 12.2%; EOT 2.0%	$13,797	$13,624	$13,624	(8)(10)

Sub-total: Real Estate Technology (1.2%)*					$13,797	$13,624	$13,624

Total: Debt Securities- Europe (10.6%)*					$122,827	$121,503	$123,647

Total: Debt Securities (191.2%)*					$2,244,979	$2,246,302	$2,229,513

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

Artificial Intelligence & Automation

D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	13,391	$16.05	$182	$155	(9)(10)(19)(22)

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Class A Common Stock	851,063	$0.10	$25	$—

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$100

K2View Inc.	Warrant	May 30, 2025	May 30, 2035	Ordinary	252,050	$1.38	$150	$52

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	38,319	$5.23	$286	$281	(9)(19)

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	2,176,343	$0.19	$151	$113	(9)(17)(19)

Tquila Automation, Inc	Warrant	July 2, 2025	July 2, 2037	Common Stock	32,247	$0.81	$41	$20	(19)

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	604,703	$2.40	$653	$256	(19)
	Warrant	October 2, 2025	September 30, 2035	Common Stock	226,764	$2.40	201	96	(19)
Total Uniphore Technologies Inc.							854	352

Sub-total: Artificial Intelligence & Automation (0.1%)*							$1,738	$1,073

Biotechnology

Candel Therapeutics, Inc.	Warrant	October 14, 2025	October 14, 2035	Common Stock	221,539	$5.89	$1,176	$1,034	(9)(10)(19)

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$25	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	17	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	92	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	717
	Warrant	May 30, 2025	May 30, 2035	Preferred Series C	914,565	$0.01	1,880	1,801	(17)
Total Pendulum Therapeutics, Inc.							2,666	2,652

Sub-total: Biotechnology (0.3%)*							$3,842	$3,686

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$1,769
	Warrant	September 23, 2024	September 23, 2034	Common Stock	2,094,922	$0.51	695	454	(9)(19)
Total Tarana Wireless, Inc.							1,662	2,223

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series A	828,479	$1.00	$—	$—	(11)(17)(24)

Sub-total: Connectivity (0.2%)*							$1,662	$2,223

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$1	(17)(24)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	1	(24)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	8	(17)(24)
Total Project Frog, Inc.							38	10

Sub-total: Construction Technology (0.0%)*							$38	$10

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$—	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	—	(17)
Total BaubleBar, Inc.							710	—

Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	39,745	$4.05	$53	$46	(9)(19)(22)

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Common Stock	763,480	$0.84	$259	$—

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$—

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$275	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	93
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	75
Total Madison Reed, Inc.							312	443

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	$54	$472	(17)(19)
	Warrant	September 29, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	49	472	(17)(19)
	Warrant	August 1, 2024	August 1, 2034	Preferred Series A-3	243,668	$0.68	104	472	(17)(19)
	Warrant	July 18, 2025	August 1, 2034	Preferred Series A-3	243,668	$0.68	780	472	(17)(19)
Total Ogee, Inc.							987	1,888

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$22
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	9
Total Portofino Labs, Inc.							259	31

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Common Stock	10,833	$48.46	$203	$—

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$266	(17)

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$—

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$—

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$—	(17)

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$13,213	(9)(19)

Sub-total: Consumer Products & Services (1.4%)*							$4,682	$15,887

Diagnostics & Tools
Artera Inc.	Warrant	March 13, 2026	March 16, 2036	Class B Common Stock	72,625	$4.77	$37	$35	(19)(22)

Rapid Micro Biosystems, Inc.	Warrant	August 8, 2025	August 8, 2035	Common Stock	127,165	$3.35	$346	$217	(9)(19)

Sub-total: Diagnostics & Tools (0.0%)*							$383	$252

Education Technology
Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-total: Education Technology (0.0%)*							$120	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Finance and Insurance
Alt Platform Inc.	Warrant	July 8, 2025	July 8, 2035	Common Stock	256,692	$0.74	$308	$314	(10)(12)(21)

Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	47,479	$17.28	$629	$280	(9)(19)
	Warrant	August 7, 2025	August 7, 2032	Preferred Series F Prime	4,083	$0.00	148	139	(9)(17)(19)
Total Beam Technologies, Inc.							777	419

Bestow, Inc.	Warrant	August 1, 2024	August 1, 2034	Preferred Series C-2	349,793	$0.01	$1,987	$2,117	(17)

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	80,578	$0.76	$67	$83	(9)(19)
	Warrant	December 20, 2024	July 31, 2034	Common Stock	80,577	$0.76	189	83	(9)(19)
	Warrant	February 3, 2025	July 31, 2034	Common Stock	80,577	$0.76	164	83	(9)(19)
	Warrant	May 20, 2025	July 31, 2034	Common Stock	161,157	$0.76	290	166	(9)(19)
	Warrant	June 13, 2025	July 31, 2034	Common Stock	80,577	$0.76	145	83	(9)(19)
Total Centivo Corporation							855	498

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,924

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$3,446	(9)(19)

Freedom Advisors Group LLC	Warrant	June 15, 2022	June 15, 2032	Class B Units	904,000	$0.01	$10	$31

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	123,816	$2.68	$293	$11	(9)(19)

Inshur, Inc.	Warrant	June 10, 2025	June 10, 2035	Common Stock	32,049	$6.05	$234	$417

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$786

Kard Financial, Inc.	Warrant	September 10, 2025	September 10, 2035	Common Stock	149,592	$1.36	$177	$197	(9)(19)

One Million Metrics (dba Kinetic)	Warrant	August 25, 2025	August 25, 2035	Common Stock	168,871	$0.51	$134	$118	(19)

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	85,778	$0.70	$79	$45	(9)(19)

Mesa Financial, Inc.	Warrant	August 29, 2024	August 29, 2034	Common Stock	62,422	$0.73	$28	$36	(10)(12)(21)

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$278	(10)(12)(21)
	Warrant	July 25, 2024	July 25, 2034	Common Stock	24,641	$7.09	108	278	(10)(12)(21)
	Warrant	December 23, 2024	December 23, 2034	Common Stock	3,657	$11.14	49	35	(10)(12)(21)
Total Parafin, Inc.							275	591

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	60,995	$3.10	$84	$169	(9)(17)(19)
	Warrant	December 16, 2025	March 14, 2035	Preferred Series B	60,994	$3.10	95	169	(9)(17)(19)
Total PatientFi, Inc.							179	338

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$301	(10)(12)(21)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	71	(10)(12)(21)
Total Slope Tech, Inc.							221	372

Thrivory, Inc.	Warrant	September 9, 2025	September 9, 2035	Common Stock	484,952	$0.01	$18	$101	(10)(12)(21)

Under Technologies, Inc.	Warrant	May 3, 2024	May 3, 2034	Common Stock	76,133	$2.90	$210	$178	(9)(19)

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	111,153	$1.58	$103	$62	(9)(19)

Sub-total: Finance and Insurance (1.0%)*							$7,050	$12,001

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Class B Units	3,741	$140.21	$288	$392

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Units	2,387	$19.12	$7	$52	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Units	12,010	$18.89	26	262	(9)(19)
Total DrinkPak, LLC							33	314

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$8,572

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$2

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Class A Common Stock	20,181	$2.13	$79	$2

Sub-total: Food and Agriculture Technologies (0.8%)*							$583	$9,282

Energy & Resource Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$—

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	537	$1,117.11	$—	$514	(11)(17)(24)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	1,021	$2,210.21	—	235	(11)(17)(24)
Total Edeniq, Inc.							—	749

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$9	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
	Warrant	October 31, 2024	October 31, 2034	Preferred Class F	250	$25,000.00	—	—	(17)
Total Footprint International Holding, Inc.							4,614	—

Form Energy Inc.	Warrant	October 21, 2024	October 21, 2034	Common Stock	85,556	$8.03	$798	$134	(9)(19)

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$269
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	156
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	252
Total Mainspring Energy, Inc.							853	677

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$82	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	36	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	113	(9)(17)
Total RTS Holding, Inc.							580	231

Sub-total: Energy & Resource Technology (0.2%)*							$6,880	$1,791

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	64,777	$0.79	$107	$14	(9)(19)

Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$—	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Units	281	$527.51	$93	$1

Hospitalists Now, Inc.	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	$391	$—	(17)

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$16
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	17
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	19
Total Lark Technologies, Inc.							493	52

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	31,216	$1.01	$43	$32	(9)(19)
	Warrant	October 2, 2025	May 27, 2035	Common Stock	31,214	$1.01	43	32	(9)(19)
Total Paytient Technologies, Inc.							86	64

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	10,157	$23.09	$273	$254	(19)

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Class A Common Stock	268,983	$2.09	$80	$—
	Warrant	March 3, 2023	April 29, 2032	Class A Common Stock	268,983	$2.09	80	—
Total TMRW Life Sciences, Inc.							160	—

Sub-total: Healthcare Technology (0.0%)*							$1,669	$385

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$2

Sub-total: Human Resource Technology (0.0%)*							$38	$2

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

Sub-total: Industrials (0.0%)*							$93	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Marketing, Media, and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	503,163	$7.29	$3,266	$457	(9)(19)
	Warrant	February 17, 2026	September 11, 2030	Common Stock	178,448	$7.29	187	162	(9)(19)
Total Angel Studios, Inc.							3,453	619

Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$375	$—

Firefly Systems, Inc.	Warrant	January 29, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$164

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$27	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$299

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	174,032	$7.35	$571	$539	(9)(19)

Vox Media Holdings, Inc.	Warrant	June 25, 2025	June 25, 2035	Class A Common Stock	1,580,142	$0.37	$464	$352	(9)(19)

Sub-total: Marketing, Media, and Entertainment (0.2%)*							$5,287	$2,000

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	937,604	$0.01	$612	$29	(9)(19)

Cala Health, Inc.	Warrant	February 24, 2026	February 24, 2036	Preferred Series C-1	1,518,095	$0.33	$124	$129	(17)(19)

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$98	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,288	$0.69	$29	$17	(9)(17)

Elucent Medical, Inc.	Warrant	October 31, 2024	October 31, 2034	Preferred Series C-2	1,628,141	$0.30	$144	$83	(9)(17)(19)
	Warrant	January 15, 2026	October 31, 2034	Preferred Series C-2	1,085,428	$0.30	62	56	(9)(17)(19)
Total Elucent Medical, Inc.							206	139

Emboline, Inc.	Warrant	March 3, 2026	March 3, 2036	Preferred Series D	131,431	$3.93	$58	$52	(17)(19)

Lightforce Orthodontics, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Series D	62,627	$18.01	$249	$31	(17)(19)
	Warrant	September 25, 2024	August 6, 2034	Preferred Series D	10,438	$18.01	37	5	(17)(19)
Total Lightforce Orthodontics, Inc.							286	36

Monteris Medical US, Inc.	Warrant	March 3, 2026	March 3, 2036	Preferred Series E	6,310,742	$0.23	$499	$504	(17)(19)

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	798,085	$0.38	$71	$107	(9)(17)
	Warrant	August 30, 2024	August 10, 2033	Preferred Series C	399,042	$0.38	39	53	(9)(17)
Total Neuros Medical, Inc.							110	160

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	38,529	$2.86	$46	$43	(17)(19)

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A	95,688	$5.01	$51	$21	(9)(17)(19)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Common Stock	32,684	$10.33	$121	$357	(9)

Sub-total: Medical Devices (0.1%)*							$2,635	$1,585

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	243,868	$4.77	$841	$1,238	(19)

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Class A Common Stock	763,137	$0.28	$251	$634	(9)(19)

Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$134	(17)
	Warrant	October 1, 2024	March 28, 2034	Preferred Series 3	384,615	$0.65	33	22	(17)
	Warrant	January 6, 2025	March 28, 2034	Preferred Series 3	192,308	$0.65	23	11	(17)
Total Metabolon, Inc.							700	167

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Class B Units	7,958	$53.40	$129	$119	(9)

Sub-total: Other Healthcare Services (0.2%)*							$1,921	$2,158

Real Estate Technology
Homelight Lending, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$—

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$85.27	$209	$—	(24)
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—	(24)
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	—	(24)
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	—	(10)(12)(17)(21)(24)
	Warrant	September 16, 2024	September 16, 2034	Preferred Series BB	93,951,849	$0.00	2,391	363	(17)(24)
	Warrant	September 27, 2023	September 27, 2033	Preferred Series AA-1	5,084,804	$0.09	—	—	(17)(24)
Total Knockaway, Inc.							2,865	363

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$192	(17)(24)
	Warrant	February 12, 2025	February 12, 2034	Preferred Series 1	228,000	$0.01	126	192	(17)(24)
Total Orchard Technologies, Inc.							126	384

Sub-total: Real Estate Technology (0.1%)*							$2,992	$747

SaaS
Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	31,572	$15.87	$443	$519	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Class B Common Stock	499,366	$0.36	$166	$93	(9)

Crowdtap, Inc.	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	$9	$52	(17)

Gtxcel, Inc.	Warrant	January 16, 2020	August 30, 2026	Preferred Series D	1,000,000	$0.21	$83	$—	(17)

Lucidworks, Inc.	Warrant	January 16, 2020	June 27, 2026	Preferred Series D	619,435	$0.77	$806	$354	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	204,760	$1.98	$433	$324	(9)(19)

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$45

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	55,818	$1.98	$136	$48	(9)(19)
	Warrant	May 16, 2025	June 21, 2034	Common Stock	54,476	$1.98	164	47	(9)(19)
Total Steno Agency, Inc.							300	95

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$50	(9)

Sub-total: SaaS (0.1%)*							$2,526	$1,532

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$83	$1,210	(9)(19)
	Warrant	September 27, 2024	September 27, 2034	Common Stock	156,677	$2.27	683	2,411	(9)(19)
	Warrant	June 26, 2025	June 26, 2035	Common Stock	39,557	$0.01	191	631	(9)(19)
	Warrant	August 25, 2025	August 25, 2035	Common Stock	422,048	$2.33	1,604	6,489	(9)(19)
Total Astranis Space Technology Corporation							2,561	10,741

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$20
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	4
Total Axiom Space, Inc.							160	24

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,286	$6.24	$144	$233	(9)(19)
	Warrant	March 20, 2026	March 20, 2036	Common Stock	50,110	$8.83	542	541	(19)
Total Hermeus Corporation							686	774

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	27,893	$1.91	$113	$1,236	(9)(19)(22)

Slingshot Aerospace, Inc.	Warrant	July 12, 2024	July 12, 2036	Common Stock	328,416	$0.46	$400	$466	(9)(19)

Kymeta Corporation	Warrant	July 3, 2024	July 3, 2034	Common Stock	3,995,407	$0.11	$331	$158	(9)(19)

Sub-total: Space Technology (1.1%)*							$4,251	$13,399

Supply Chain Technology
Macrofab, Inc.	Warrant	January 14, 2025	July 21, 2035	Preferred Series C-1	311,176	$0.01	$166	$4	(17)
	Warrant	January 14, 2025	January 29, 2034	Preferred Series C-1	392,157	$0.01	254	6	(17)
	Warrant	January 14, 2025	April 11, 2036	Preferred Series C-1	161,006	$0.01	64	2	(17)
	Warrant	January 14, 2025	July 21, 2035	Preferred Series C-1	311,177	$0.01	166	4	(17)
	Warrant	January 14, 2025	April 11, 2036	Preferred Series C-1	161,007	$0.01	64	2	(17)
	Warrant	January 14, 2025	January 14, 2035	Preferred Series C-1	247,173	$0.01	151	3	(17)
Total Macrofab, Inc.							865	21.00

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	43,086	$1.99	$68	$22	(9)

Sub-total: Supply Chain Technology (0.0%)*							$933	$43

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$—	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Class A Common Stock	6,211	$64.42	$35	$—	(13)
	Warrant	February 23, 2022	February 23, 2027	Class A Common Stock	486	$64.42	3	—	(13)
	Warrant	March 16, 2022	March 16, 2027	Class A Common Stock	583	$64.42	3	—	(13)
	Warrant	April 18, 2022	April 18, 2027	Class A Common Stock	5,336	$64.42	7	—	(13)
	Warrant	September 29, 2022	September 29, 2027	Preferred Series A-2	1,224,752	$0.22	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Uveye, Inc.	Warrant	December 26, 2024	December 26, 2034	Ordinary	476,031	$4.38	$539	$467

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,271	$4.34	$95	$—

Sub-total: Transportation Technology (0.0%)*							$1,260	$467

Total: Warrant Investments- United States (5.9%)*							$50,583	$68,523

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Canada

Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025	June 10, 2035	Class B Common Stock	1,736,139	$0.81	$971	$784	(9)(10)(19)

Sub-total: Space Technology (0.1%)*							$971	$784

Total: Warrant Investments- Canada (0.1%)*							$971	$784

Warrant Investments- Europe

Consumer Products & Services
Motorway Online, Ltd	Warrant	December 23, 2025	December 23, 2035	Ordinary	172,869	€0.01	$391	$368	(10)

Sub-Total: Consumer Products & Services (0.0%)*							$391	$368

Healthcare Technology
Unmind LTD	Warrant	July 7, 2025	July 7, 2035	Ordinary	122,340	€149.02	$518	$499	(10)

Sub-total: Healthcare Technology (0.0%)*							$518	$499

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Ordinary	11,771	€149.02	$130	$25	(10)

Sub-total: Industrials (0.0%)*							$130	$25

Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Ordinary	7,520	€0.01	$122	$323	(10)(19)
	Warrant	December 16, 2025	March 24, 2030	Ordinary	3,008	€0.01	126	129	(10)(19)
Total CMR Surgical Limited							248	452

Sub-total: Medical Devices (0.0%)*							$248	$452

Other Healthcare Services
Zandivio PLC	Warrant	October 29, 2024	October 29, 2034	Common Stock	132,042	€0.01	$771	$404	(10)(19)

Sub-total: Other Healthcare Services (0.0%)*							$771	$404

Real Estate Technology
Prospire Technologies LTD	Warrant	January 29, 2026	January 29, 2036	Preferred Series A1	3,831	€149.02	$62	$151	(17)

Sub-total: Real Estate Technology (0.0%)*							$62	$151

Space Technology
All.Space Networks, Limited.	Warrant	August 19, 2022	August 19, 2032	Common Stock	35,602	$21.79	$113	$—	(10)
	Warrant	August 22, 2024	August 22, 2034	Common Stock	35,601	$8.90	1	—	(10)
Total All.Space Networks, Limited.							114	—

Sub-total: Space Technology (0.0%)*							$114	$—

Total: Warrant Investments- Europe (0.2%)*							$2,234	$1,899

Total: Warrant Investments- (6.1%)*							$53,788	$71,206

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Artificial Intelligence & Automation
Cabernet AI, Inc.	Equity	February 27, 2025	$500	SAFE Note	$500	$500

Hydra Host, Inc.	Equity	March 4, 2026	40,912	Preferred Series A-1	$1,000	$997	(17)

Sub-total: Artificial Intelligence & Automation (0.1%)*					$1,500	$1,497

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Senior Series 6	$500	$476	(17)
	Equity	October 9, 2025	361,231	Preferred Series 8	386	618	(9)(17)(19)
Total Tarana Wireless, Inc.					886	1,094

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(24)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	—	(16)(24)
Total Vertical Communications, Inc.					3,966	—

Sub-total: Connectivity (0.1%)*					$4,852	$1,094

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$351	$37	(17)(24)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	54	(17)(24)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	42	(24)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,254	107	(17)(24)
Total Project Frog, Inc.					4,622	240

Sub-total: Construction Technology (0.0%)*					$4,622	$240

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$363	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Common Stock	$500	$—

Rinse, Inc.	Equity	December 30, 2024	290,242	Preferred Series D	$500	$526	(17)

Sub-total: Consumer Products & Services (0.1%)*					$1,500	$889

Education Technology
iTutor.com, Inc.	Equity	March 9, 2026	1,200,000	Preferred Series A-2	$981	$1,003	(9)(17)(24)
	Equity	March 9, 2026	4,653,709	Preferred Series 1B-1	4,811	4,875	(9)(17)(24)
Total iTutor.com, Inc.					5,792	5,878

Sub-total: Education Technology (0.5%)*					$5,792	$5,878

Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	128,393	Preferred Series B-1	$373	$312	(9)(17)(19)

Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Equipment Leasing Services, LLC	Equity	January 30, 2026	1,000	Membership Interest	$9,009	$9,009	(24)

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Equity	May 16, 2024	2,810,235	Preferred Series C	$20,000	$30,442	(17)
	Equity	May 15, 2024	146,905	Common Stock	1,968	1,438
Total Tilt Finance, Inc. (dba Empower Financial, Inc.)					21,968	31,880

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D-1 Prime	$500	$375	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$427	(10)(12)(17)(21)

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Upgrade Master Pass - Thru Trust	Equity	August 11, 2025	$7,000	Series 2025-ST5	$4,700	$5,463	(10)(12)(21)
	Equity	October 17, 2025	$12,000	Series 2025-ST7	9,032	9,150	(10)(12)(21)
	Equity	November 19, 2025	$10,000	Series 2025-ST8	7,918	8,100	(10)(12)(21)
	Equity	February 9, 2026	$3,000	Series 2026-ST1	2,890	2,890	(10)(12)(21)
Total Upgrade Master Pass - Thru Trust					24,540	25,603

Sub-total: Finance and Insurance (5.8%)*					$57,280	$67,606

Food and Agriculture Technologies
Emergy, Inc.	Equity	October 30, 2025	348	Common Stock	$755	$755	(9)(24)

Athletic Brewing Company, LLC	Equity	August 1, 2024	1,214	Class B Units	$283	$244	(9)(19)

Sub-total: Food and Agriculture Technologies (0.1%)*					$1,038	$999

Energy & Resource Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	11,140	Preferred Series D-1	$325	$589	(9)(17)(19)

Edeniq, Inc.	Equity	January 16, 2020	1,561	Preferred Series B	$—	$3,034	(11)(17)(24)
	Equity	January 16, 2020	731	Preferred Series C	—	1,652	(11)(17)(24)
	Equity	January 16, 2020	26,753	Preferred Series D	—	7,757	(11)(17)(24)
	Equity	March 24, 2026	436	Preferred Series B	22	847	(17)(24)
	Equity	March 24, 2026	770	Preferred Series C	39	1,740	(17)(24)
	Equity	March 24, 2026	30,981	Preferred Series D	2,006	8,985	(17)(24)
Total Edeniq, Inc.					2,067	24,015

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$354	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$244	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series E-1D	$334	$362	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series E-1D1	405	359	(9)(17)
	Equity	February 7, 2025	2,054	Preferred Series E-1	328	311	(9)(17)
Total RTS Holding, Inc.					1,067	1,032

Sub-total: Energy & Resource Technology (2.3%)*					$4,459	$26,234

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Common Stock	$300	$—	(9)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$41	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	51	(17)
Total Emerald Cloud Lab, Inc.					629	92

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$115	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(24)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(24)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(24)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-total: Healthcare Technology (0.0%)*					$8,149	$207

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—	(24)
	Equity	September 30, 2025	16,314,426	Preferred Series AA-1	3,781	400	(17)(24)
	Equity	September 30, 2025	2,392,230	Preferred Series AAA	1,000	362	(17)(24)
Total Nomad Health, Inc.					5,281	762

Sub-total: Human Resource Technology (0.1%)*					$5,281	$762

Industrials
Digilens, Inc.	Equity	July 29, 2023	2,460	Class B Common Stock	$13	$—
	Equity	September 18, 2024	1,076	Class B Common Stock	8	—
	Equity	January 12, 2024	1,382	Class B Common Stock	7	—
	Equity	March 24, 2025	508	Class B Common Stock	4	—
	Equity	October 10, 2023	717	Class B Common Stock	4	—
	Equity	May 6, 2024	466	Class B Common Stock	4	—
	Equity	June 9, 2024	296	Class B Common Stock	2	—
	Equity	May 20, 2024	14,339	Class B Common Stock	110	—
	Equity	March 26, 2025	8,364	Class B Common Stock	65	—
Total Digilens, Inc.					217	—

Sub-total: Industrials (0.0%)*					$217	$—

Multi-Sector Holdings
AZ-VC Fund I, LLC	Equity	June 30, 2022	—	Member Interest	$670	$655	(7)(10)

Direct Lending 2025 LLC	Equity	September 24, 2025	—	Member Interest	$15,762	$16,003	(7)(10)(24)

Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Member Interest	$5,522	$5,825	(7)(10)(24)

Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	Equity	June 28, 2024	1,002,204	Common Stock	$10,000	$10,236	(7)(10)(24)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	—	Member Interest	$1	$10,435	(24)

Sub-total: Multi-Sector Holdings (3.7%)*					$31,955	$43,154

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$500	$—	(24)
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	1	(17)(24)
	Equity	September 16, 2024	97,866,510	Preferred Series BB	2,500	388	(17)(24)
	Equity	September 7, 2023	3,409,997	Preferred Series AA-1	—	—	(17)(24)
Total Knockaway Inc.					3,250	389

Orchard Technologies, Inc.	Equity	August 6, 2021	2,938	Preferred Series 2	$29	$—	(17)(24)
	Equity	March 16, 2023	97,060	Preferred Series 1	971	82	(17)(24)
	Equity	January 24, 2025	3,009	Preferred Series 1	1	3	(17)(24)
	Equity	January 26, 2026	22,379,709	Preferred Series E-1	2,930	2,244	(17)(24)
	Equity	January 26, 2026	40,656	Preferred Series E-1	5	4	(17)(24)
Total Orchard Technologies, Inc.					3,936	2,333

Place, Inc.	Equity	January 29, 2026	3,959,521	Common Stock	$18,806	$18,227

Sub-total: Real Estate Technology (1.8%)*					$25,992	$20,949

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$440	(9)(17)

Crowdtap, Inc.	Equity	December 5, 2025	94,407	Preferred Series B	$42	$92	(17)

Dahlia Clipper SPV, L.P.	Equity	July 25, 2025	n/a	SPV Member Units	$2,000	$2,005	(23)

Silk Technologies, Inc.	Equity	November 9, 2025	$405	SAFE Note	$405	$405	(9)(19)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$431	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$320	(9)(17)

OrgChart, LLC	Equity	February 4, 2026	500,000	Class A Common Units	$500	$503

Sub-total: SaaS (0.4%)*					$4,272	$4,196

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Preferred Series C Prime	$300	$293	(9)(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	1,199	(9)(17)
Total Astranis Space Technology Corporation					900	1,492

Axiom Space, Inc.	Equity	January 18, 2023	3,624	Preferred Series C-1	$521	$287	(16)(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred Series A-4	$500	$760	(17)
	Equity	December 11, 2023	31,831	Preferred Series B-1	300	455	(9)(17)
Total Hadrian Automation, Inc.					800	1,215

Impulse Space, Inc.	Equity	August 30, 2024	23,240	Preferred Series B	$325	$1,112	(9)(17)(19)
	Equity	May 9, 2025	8,503	Preferred Series C	325	478	(9)(17)(19)
Total Impulse Space, Inc.					650	1,590

Sub-total: Space Technology (0.4%)*					$2,871	$4,584

Supply Chain Technology
Inktavo, LLC	Equity	October 15, 2025	1,228,883	Preferred Class A	$2,000	$2,015	(17)

Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred Series C-1	$500	$6	(17)

Sub-total: Supply Chain Technology (0.2%)*					$2,500	$2,021

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Transportation Technology
Get Spiffy, Inc.	Equity	April 14, 2025	16,024,208	Preferred Series A-2	$31	$—	(9)(17)

NextCar Holding Company, Inc.	Equity	April 18, 2023	2,688,971	Preferred Series A-6	$—	$—	(17)

Autonomy Data Services, Inc.	Equity	November 4, 2025	2,628,348	Preferred Series Pre-Seed 2	$900	$848	(17)(24)

Sub-total: Transportation Technology (0.1%)*					$931	$848

Total: Equity Investments- United States (15.5%)*					$163,211	$181,158

Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	6,126	Preferred Series A-1	$3,049	$85	(10)(17)(24)
	Equity	July 24, 2024	50,000	Preferred Series A-1	1,370	699	(10)(17)(24)
Total Nexii, Inc.					4,419	784

Sub-total: Construction Technology (0.1%)*					$4,419	$784

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Preferred Series 2 Seed	$660	$893	(10)(17)(24)

Sub-total: Supply Chain Technology (0.1%)*					$660	$893

Total: Equity Investments- Canada (0.1%)*					$5,079	$1,677

Total: Equity Investments (15.7%)*					$168,290	$182,835

Total Investment in Securities (213.0%)*					$2,468,380	$2,483,554

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$519	$519
Other cash accounts					19,112	19,112
Cash and Cash Equivalents (1.7%)*					19,631	19,631

Total Portfolio Investments and Cash and Cash Equivalents (214.6%) of net assets)					$2,488,011	$2,503,185

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

				Notional Amount		Notional Amount
Foreign Currency Forward Contracts	Settlement Date	Counterparty	Currency	to be Sold	Transaction	to be Purchased	Fair Value
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	$26,762	Sold	$19,584	$322
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	2,246	Sold	1,615	(2)
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	8,547	Sold	6,249	97
Great British Pounds (GBP)	December 24, 2026	City National Bank	GBP	15,000	Sold	20,127	330
Great British Pounds (GBP)	December 24, 2026	City National Bank	GBP	10,000	Sold	13,751	553
Total Foreign Currency Forward (0.1%)*				$62,555		$61,326	$1,300

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of March 31, 2026, Trinity Capital Inc. (the “Company”) had eleven foreign domiciled portfolio companies, four of which are based in Canada and seven of which are based in Europe. As of March 31, 2026, these foreign domiciled portfolio investments represented 15.4% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of March 31, 2026, the U.S. Prime Rate (“Prime”) was 6.75%, the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 3.66%, the SOFR 3-Month Term Rate was 3.68%, the SOFR 6-Month Term Rate was 3.70%, the Canadian Overnight Repo Rate Average (“CORRA”) 3-Month Term rate was 2.29% and the Bank of England Base Rate (“Base Rate”) was 3.75%.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 16.4% of the Company’s total assets as of March 31, 2026. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)
Investment has zero cost basis as it was purchased at a fair value of zero as part of the Formation Transactions (as defined in “Note 1 – Organization and Basis of Presentation”).

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

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
(14)
Investment is pledged as collateral supporting amounts outstanding under the Company's credit facility with KeyBank, National Association (the “KeyBank Credit Facility”) or the Company's secured term loan facility with KeyBank (the “KeyBank Secured Term Loan Facility”). See “Note 5 – Borrowings” for more information.
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
(18)
Investment is on non-accrual status as of March 31, 2026 and is therefore considered non-income producing.
(19)
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC) owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(20)
Investment has an unfunded commitment as of March 31, 2026 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(21)
Borrower is a wholly owned, special purpose vehicle subsidiary of named portfolio company.
(22)
Direct Lending 2025 LLC owns an additional portion of this security. See “Note 12-Related Party Transactions” for further discussion.
(23)
Investment is held through a wholly-owned domestic limited liability company taxed as a C-corporation (a “Holding Company”). The Holding Company's stock constitutes a qualifying asset under the 1940 Act and generates qualifying dividend income under Section 851(b)(2) of the Code. Fair value equals the underlying investment value; no deferred tax liability exists as of the balance sheet date.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

March 31, 2026

(In thousands, except share and per share data)

(Unaudited)

(24)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of March 31, 2026, along with transactions during the three months ended March 31, 2026 in these control and affiliate investments are as follows:

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2025	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	March 31, 2026	Dividend Income
For the Three Months Ended March 31, 2026
Control Investments
Edeniq, Inc.	$26,044	$2,060	$—	$—	$(3,341)	$24,763	$3,149
Vertical Communications, Inc.	13,890	(4)	—	—	249	14,135	342
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	15
Knockaway, Inc.	58,421	1,934	(30,215)	—	(2,490)	27,650	1,546
Direct Lending 2025 LLC	15,030	900	—	—	73	16,003	550
Equipment Leasing Services, LLC	—	9,009	—	—	—	9,009	—
Trinity Capital Adviser, LLC	9,875	—	—	—	560	10,435	—
Total Control Investments	$123,760	$13,899	$(30,215)	$—	$(4,949)	$102,495	$5,602

Affiliate Investments
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	10,259	—	—	—	(23)	10,236	253
Emergy, Inc.	755	—	—	—	—	755	—
Autonomy Data Services, Inc.	951	—	—	—	(103)	848	—
Project Frog, Inc.	240	—	—	—	10	250	—
GoFor Delivers, Inc.	6,322	9	—	—	290	6,621	189
Nexii, Inc.	1,707	—	—	—	(599)	1,108	9
Nomad Health, Inc.	11,409	—	—	—	(7,010)	4,399	—
iTutor.com, Inc.	—	5,792	—	—	86	5,878	—
Orchard Technologies, Inc.	24,671	102	—	(3,071)	(1,414)	20,288	757
Senior Credit Corp 2022 LLC	18,852	—	—	—	(142)	18,710	911
Total Affiliate Investments	$75,166	$5,903	$—	$(3,071)	$(8,905)	$69,093	$2,119

Total Control and Affiliate Investments	$198,926	$19,802	$(30,215)	$(3,071)	$(13,854)	$171,588	$7,721

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

Energy & Resource Technology
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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Footprint International Holding, Inc.	Secured Loan	February 18, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	$9,317	$9,759	$9,002	(8)(14)
	Secured Loan	April 20, 2022	March 1, 2027	Variable interest rate Prime + 7.3% or Floor rate 10.5%; EOT 3.5%	9,317	9,749	8,990	(8)(14)
Total Footprint International Holding, Inc.					18,634	19,508	17,992

Sub-total: Energy & Resource Technology (13.1%)*					$140,793	$144,407	$143,695

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$5,700	$5,644	$5,792	(8)(9)(14)(19)
	Secured Loan	October 29, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	2,280	2,242	2,242	(8)(9)(14)(19)
Total B.Well Connected Health, Inc.					7,980	7,886	8,034

Lightning Step Technologies, LLC	Secured Loan	August 6, 2025	August 6, 2030	Variable interest rate SOFR 1 Month Term + 7.1%; EOT 0.0%	$9,000	$8,832	$8,789	(8)(14)(20)
	Secured Loan	October 22, 2025	August 6, 2030	Variable interest rate SOFR 1 Month Term + 7.1%; EOT 0.0%	9,000	8,824	8,824	(8)(20)
Total Lightning Step Technologies, LLC					18,000	17,656	17,613

Moxe Health Corporation	Secured Loan	December 29, 2023	January 1, 2028	Variable interest rate Prime + 5.5% or Floor rate 13.0%; EOT 4.8%	$12,500	$12,765	$12,839	(8)

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$8,125	$7,984	$8,098	(8)(9)(14)(19)
	Secured Loan	October 2, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	8,125	8,099	8,099	(8)(9)(14)(19)
Total Paytient Technologies, Inc.					16,250	16,083	16,197

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$21,500	$21,073	$21,262	(8)(14)(19)

TMRW Life Sciences, Inc.	Secured Loan	April 29, 2022	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	$5,000	$5,241	$4,989	(8)(14)
	Secured Loan	March 3, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	15,000	15,724	14,966	(8)(14)
	Secured Loan	December 8, 2023	May 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 8.8%; EOT 5.8%	10,000	10,482	9,977	(8)(14)
Total TMRW Life Sciences, Inc.					30,000	31,447	29,932

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	January 1, 2027	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(23)

Sub-total: Healthcare Technology (9.7%)*					$106,730	$107,410	$106,377

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

Energy & Resource Technology
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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Sub-total: Energy & Resource Technology (1.2%)*	$6,886	$13,426

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	64,777	$0.79	$108	$67	(9)(19)

Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$3	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Units	281	$527.51	$93	$3

Hospitalists Now, Inc.	Warrant	January 16, 2020	March 30, 2026	Preferred Series D-2	135,807	$5.89	$71	$16	(17)
	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	391	88	(17)
Total Hospitalists Now, Inc.							462	104

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$27
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	28
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	31
Total Lark Technologies, Inc.							493	86

Moxe Health Corporation	Warrant	December 29, 2023	December 29, 2033	Preferred Series B	155,438	$3.62	$135	$43	(17)

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	31,216	$1.01	$43	$47	(9)(19)
	Warrant	October 2, 2025	May 27, 2035	Common Stock	31,214	$1.01	43	47	(9)(19)
Total Paytient Technologies, Inc.							86	94

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	10,157	$23.09	$273	$284	(19)

TMRW Life Sciences, Inc.	Warrant	April 29, 2022	April 29, 2032	Class A Common Stock	268,983	$2.09	$80	$—
	Warrant	March 3, 2023	April 29, 2032	Class A Common Stock	268,983	$2.09	80	—
Total TMRW Life Sciences, Inc.							160	—

Sub-total: Healthcare Technology (0.1%)*							$1,876	$684

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$3

Sub-total: Human Resource Technology (0.0%)*							$38	$3

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

Sub-total: Industrials (0.0%)*							$93	$—

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Energy & Resource Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	11,140	Preferred Series D-1	$325	$486	(9)(17)(19)

Edeniq, Inc.	Equity	January 16, 2020	7,807,499	Preferred Series B	$—	$3,358	(11)(17)(23)
	Equity	January 16, 2020	3,657,487	Preferred Series C	—	1,748	(11)(17)(23)
	Equity	January 16, 2020	133,766,138	Preferred Series D	—	8,931	(11)(17)(23)
Total Edeniq, Inc.					—	14,037

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$394	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$207	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series E-1D	$334	$393	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series E-1D1	405	390	(9)(17)
	Equity	February 7, 2025	2,054	Preferred Series E-1	328	339	(9)(17)
Total RTS Holding, Inc.					1,067	1,122

Sub-total: Energy & Resource Technology (1.5%)*					$2,392	$16,246

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Preferred Series B-1	$300	$22	(9)(17)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$55	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	63	(17)
Total Emerald Cloud Lab, Inc.					629	118

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$138	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(23)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(23)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(23)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-total: Healthcare Technology (0.0%)*					$8,149	$278

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—	(23)
	Equity	September 30, 2025	16,314,426	Preferred Series AA-1	3,781	3,011	(17)(23)
	Equity	September 30, 2025	2,392,230	Preferred Series AAA	1,000	636	(17)(23)
Total Nomad Health, Inc.					5,281	3,647

Sub-total: Human Resource Technology (0.3%)*					$5,281	$3,647

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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	6,126	Preferred Series A-1	$3,049	$151	(10)(17)(23)
	Equity	July 24, 2024	50,000	Preferred Series A-1	1,370	1,239	(10)(17)(23)
Total Nexii, Inc.					4,419	1,390

Sub-total: Construction Technology (0.1%)*					$4,419	$1,390

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Preferred Series 2 Seed	$660	$670	(10)(17)(23)

Sub-total: Supply Chain Technology (0.1%)*					$660	$670

Total: Equity Investments- Canada (0.2%)*					$5,079	$2,060

Total: Equity Investments (12.8%)*					$131,066	$140,185

Total Investment in Securities (221.0%)*					$2,396,883	$2,418,075

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$104	$104
Other cash accounts					19,006	19,006
Cash and Cash Equivalents (1.7%)*					19,110	19,110

Total Portfolio Investments and Cash and Cash Equivalents (222.8%) of net assets)					$2,415,993	$2,437,185

				Notional Amount		Notional Amount
Foreign Currency Forward Contracts	Settlement Date	Counterparty	Currency	to be Sold	Transaction	to be Purchased	Fair Value
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	$26,762	Sold	$19,584	$(9)
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	2,246	Sold	1,615	(29)
Canadian Dollars (CAD)	April 29, 2026	Canadian Imperial Bank of Commerce	CAD	8,547	Sold	6,249	(8)
Great British Pounds (GBP)	December 24, 2026	City National Bank	GBP	15,000	Sold	20,127	54
Total Foreign Currency Forward (0.0%)*				$52,555		$47,575	$8

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
(14)
Investment is pledged as collateral supporting amounts outstanding under the Company's credit facility with KeyBank, National Association (the “KeyBank Credit Facility”) and the Company's secured term loan facility with KeyBank (the “KeyBank Secured Term Loan Facility”). See “Note 5 – Borrowings” for more information.
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
(22)
Direct Lending 2025 LLC owns an additional portion of this security. See “Note – 12 Related Party Transactions” for further discussion.
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

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2024	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	December 31, 2025	Dividend Income
For the Year Ended December 31, 2025
Control Investments
Edeniq, Inc.	$18,105	$—	$—	$—	$7,939	$26,044	$—
Project Frog, Inc.	44	—	(57)	—	13	—	—
Vertical Communications, Inc.	16,608	3,077	(1,328)	—	(4,466)	13,890	1,570
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	62
Knockaway, Inc.	49,141	59,018	(45,614)	—	(4,124)	58,421	8,153
Direct Lending 2025 LLC	—	22,350	(7,488)	—	168	15,030	387
Trinity Capital Adviser, LLC	4,851	—	—	—	5,024	9,875	—
Total Control Investments	$89,249	$84,445	$(54,487)	$—	$4,554	$123,760	$10,172

Affiliate Investments
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	$9,215	$785	$—	$—	$259	$10,259	$977
Emergy, Inc.(3)	—	755	—	—	—	755	—
Autonomy Data Services, Inc.(3)	—	900	—	—	51	951	—
Project Frog, Inc.	—	57	—	—	183	240	—
GoFor Delivers, Inc.	6,441	48	—	—	(167)	6,322	768
Nexii, Inc.	3,997	—	—	—	(2,290)	1,707	37
Nomad Health, Inc. (3)	28,868	1,162	1,698	(18,964)	(1,355)	11,409	—
Senior Credit Corp 2022 LLC	19,071	—	—	—	(219)	18,852	3,460
Total Affiliate Investments	$67,592	$3,707	$1,698	$(18,964)	$(3,538)	$50,495	$5,242

Total Control and Affiliate Investments	$156,841	$88,152	$(52,789)	$(18,964)	$1,016	$174,255	$15,414

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
(3)
The portfolio company was designated as an affiliate investment during 2025, and the interest and dividend income presented reflects amounts earned from the date of designation through December 31, 2025.

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

On January 21, 2026, the Company entered into a joint venture agreement with a business development company (“CapTrin JV Partner”), to co-manage CapTrin Partners, LLC (“CapTrin”), a Delaware limited liability company. CapTrin invests primarily in first-out senior secured debt opportunities in the lower middle market. Refer to “Note 12 – Related Party Transactions” for additional information.

On March 13, 2026, Trinity Capital SBIC LP (the “SBIC Fund”), a Delaware limited partnership, held its initial closing. The SBIC Fund is organized to operate as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). Trinity SBIC GP, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Adviser Sub, serves as the general partner of the SBIC Fund. The Adviser Sub provides investment advisory and management services to the SBIC Fund pursuant to an investment advisory agreement and receives fee income for such services. The Company holds a limited partnership interest in the SBIC Fund. Refer to “Note 12 – Related Party Transactions” for additional information.

Basis of Presentation

The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. As an investment company, the Company follows accounting and reporting guidance determined by the Financial Accounting Standards Board (“FASB”), in Accounting Standards Codification, as amended (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

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

The Company’s consolidated operations include the activities of its wholly owned subsidiaries, including Trinity Funding 1, LLC (“TF1”), TrinCap Funding, LLC (“TCF”), TrinCap Term Funding, LLC (“TF3”) and other holding companies. TF1 was formed on August 14, 2019, as a Delaware limited liability company with Fund II as its sole equity member. On January 16, 2020, in connection with the Formation Transactions, Trinity Capital acquired TF1 through Fund II and became a party to, and assumed, a credit agreement with Credit Suisse AG (the “Credit Suisse Credit Facility”) through TF1 which matured on January 8, 2022 in accordance with its terms. TCF was formed on August 5, 2021, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a credit agreement with KeyBank National Association (“KeyBank”) (such credit facility, as amended, the “KeyBank Credit Facility”). TF3 was formed on November 5, 2025, as a Delaware limited liability company with Trinity Capital as its sole equity member for purposes of securing lending in conjunction with a credit agreement with KeyBank (the “KeyBank Term Credit Agreement”). TF1, TCF and TF3 are special purpose bankruptcy-remote entities and are separate legal entities from Trinity Capital. Any assets conveyed to TF1, TCF or TF3 are not available to creditors of the Company or any other entity other than TF1’s, TCF’s, or TF3's respective lenders. TF1, TCF, TF3 and any holding companies are consolidated for financial reporting purposes and in accordance with GAAP, and the portfolio investments held by these subsidiaries, if any, are included in the Company’s consolidated financial statements and recorded at fair value. All intercompany balances and transactions have been eliminated. As part of the Formation Transactions, Trinity Capital acquired 100% of the equity interests of Trinity Capital Holdings. There has been no activity in Trinity Capital Holdings since acquisition.

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate the Adviser Sub because it is not an investment company as defined in ASC 946 and provides investment advisory services exclusively to the Adviser Funds with ownership by one or more unrelated third-party investors (“External Parties”). The Company does not consolidate Senior Credit Corp, EPT, Direct Lending or CapTrin as the Company does not hold a majority of the ownership or economic interests of such entities, and the Company's representatives do not comprise the majority of the board of managers or board of trustees, as applicable, of Senior Credit Corp, EPT, Direct Lending or CapTrin. The Company does not consolidate the SBIC Fund as it is an investment company as defined in ASC 946 and the Company does not hold a majority of the ownership or economic interests thereof. Pursuant to ASC 946, Senior Credit Corp, the Adviser Sub, EPT, Direct Lending, and the SBIC Fund are each accounted for as a portfolio investment of the Company held at fair value and are not included as a consolidated subsidiary in the Company's financial statements. Refer to “Note 12 – Related Party Transactions” for additional information.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of March 31, 2026 and December 31, 2025, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted of $19.6 million and $19.1 million, respectively, of which $0.5 million and $0.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund with a yield between 3% - 6%. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2026 and December 31, 2025, the Company did not have any restricted cash.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $0.9 million in PIK interest income during the three months ended March 31, 2026 and $1.5 million in PIK interest income during the three months ended March 31, 2025.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During the three months ended March 31, 2026, the Company recorded $4.6 million in dividend income, consisting of $3.7 million from controlled investments and $0.9 million from affiliate investments. During the three months ended March 31, 2025, the Company recorded $0.8 million in dividend income, all of which was from affiliate investments.

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

As of March 31, 2026, loans to four portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $41.2 million, and a total fair value of approximately $24.4 million, or 1.1%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $20.7 million, and a total fair value of approximately $15.2 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

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

Earnings Per Share

The Company's earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Trinity Capital’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS, if any, during the fiscal year ending December 31, 2026 and December 31, 2025 reflects the dilutive effect of common stock deliverable pursuant to stock options which are subject to certain time-based and market-based vesting conditions before the delivery of the underlying common stock.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of March 31, 2026 and December 31, 2025. The 2022 - 2024 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2021 - 2024 state tax years for the Company remain subject to examination by the state taxing authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$359,771	14.5%	$376,128	15.0%	$348,136	14.6%	$365,076	15.1%
Medical Devices	306,349	12.4%	305,471	12.3%	240,457	10.0%	242,014	10.0%
SaaS	260,649	10.6%	259,058	10.4%	222,706	9.3%	222,659	9.2%
Other Healthcare Services	220,968	9.0%	223,134	9.0%	218,862	9.1%	221,332	9.2%
Space Technology	140,870	5.7%	154,047	6.2%	123,244	5.1%	135,903	5.6%
Energy & Resource Technology	133,545	5.4%	151,048	6.1%	153,685	6.4%	173,367	7.2%
Artificial Intelligence & Automation	140,369	5.7%	140,794	5.7%	148,557	6.2%	150,223	6.2%
Healthcare Technology	124,487	5.0%	116,646	4.7%	137,083	5.7%	127,390	5.3%
Biotechnology	115,112	4.7%	116,340	4.7%	119,343	5.0%	121,015	5.0%
Marketing, Media, and Entertainment	111,240	4.5%	109,436	4.4%	99,642	4.2%	98,515	4.1%
Real Estate Technology	123,085	5.0%	107,142	4.3%	139,631	5.8%	127,550	5.3%
Supply Chain Technology	99,707	4.0%	95,149	3.8%	99,462	4.1%	93,897	3.9%
Transportation Technology	89,882	3.6%	85,024	3.4%	82,958	3.5%	80,281	3.2%
Consumer Products & Services	58,194	2.4%	69,031	2.8%	59,153	2.5%	62,237	2.6%
Multi-Sector Holdings (1)	44,840	1.8%	56,039	2.3%	43,890	1.8%	54,602	2.3%
Connectivity	59,345	2.4%	53,452	2.2%	78,500	3.3%	72,475	2.9%
Diagnostics & Tools	24,021	1.0%	24,085	1.0%	14,156	0.6%	14,309	0.6%
Education Technology	16,409	0.7%	15,269	0.6%	26,152	1.1%	19,991	0.8%
Food and Agriculture Technologies	4,667	0.2%	13,315	0.5%	6,419	0.3%	14,711	0.6%
Digital Assets Technology and Services	5,940	0.2%	6,165	0.2%	5,917	0.2%	5,917	0.2%
Human Resource Technology	17,220	0.7%	4,401	0.2%	17,220	0.7%	11,412	0.5%
Construction Technology	9,444	0.4%	1,358	0.1%	9,444	0.4%	1,947	0.1%
Industrials	2,266	0.1%	1,022	0.1%	2,266	0.1%	1,252	0.1%
Total	$2,468,380	100.0%	$2,483,554	100.0%	$2,396,883	100.0%	$2,418,075	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$721,616	29.2%	$748,259	30.0%	$675,896	28.2%	$710,369	29.4%
Northeast	610,852	24.7%	601,224	24.2%	619,019	25.8%	610,521	25.2%
South	311,749	12.6%	310,211	12.5%	309,040	12.9%	307,262	12.7%
Mountain	199,343	8.1%	206,061	8.3%	207,573	8.7%	213,305	8.8%
Southeast	204,544	8.3%	194,343	7.8%	189,725	7.9%	183,232	7.6%
Midwest	195,402	7.9%	188,918	7.6%	184,707	7.7%	172,917	7.2%
Multi-Sector Holdings (1)	44,170	1.8%	55,385	2.2%	43,270	1.8%	54,016	2.2%
International:
Western Europe	123,737	5.1%	125,545	5.2%	109,616	4.6%	111,261	4.6%
Canada	56,967	2.3%	53,608	2.2%	58,037	2.4%	55,192	2.3%
Total	$2,468,380	100.0%	$2,483,554	100.0%	$2,396,883	100.0%	$2,418,075	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$1,915,709	77.6%	$1,900,237	76.4%	$1,874,010	78.1%	$1,863,200	77.1%
Equipment Financings	330,593	13.4%	329,276	13.3%	337,368	14.1%	336,764	13.9%
Equity	168,290	6.8%	182,835	7.4%	131,066	5.5%	140,185	5.8%
Warrants	53,788	2.2%	71,206	2.9%	54,439	2.3%	77,926	3.2%
Total	$2,468,380	100.0%	$2,483,554	100.0%	$2,396,883	100.0%	$2,418,075	100.0%

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

The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of March 31, 2026 and December 31, 2025:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2026	December 31, 2025
Foreign currency forward contract	Other assets	$1,302	$54
Foreign currency forward contract	Accounts payable, accrued expenses and other liabilities	(2)	(46)
Total		$1,300	$8

Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three months ended March 31, 2026 and 2025 is in the following location in the Consolidated Statements of Operations:

		Three Months Ended	Three Months Ended
Derivative Instrument	Statement Location	March 31, 2026	March 31, 2025
Foreign currency forward contract	Net change in unrealized appreciation/(depreciation) from investments	$1,292	$—
Total		$1,292	$—

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of March 31, 2026 and December 31, 2025, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2026 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Debt	$—	$—	$2,229,513	$—	$2,229,513
Equity	—	—	150,117	32,718	182,835
Warrants	—	—	71,206	—	71,206
Total Investments at fair value	—	—	2,450,836	32,718	2,483,554
Cash and Cash Equivalents	19,631	—	—	—	19,631
Derivative Instruments	—	1,300	—	—	1,300
Total Investments including cash and cash equivalents and derivative instruments	$19,631	$1,300	$2,450,836	$32,718	$2,504,485

(1)
In accordance with ASC 820, certain equity investments in Multi-Sector Holdings are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2025 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Debt	$—	$—	$2,199,964	$—	$2,199,964
Equity	—	—	108,342	31,843	140,185
Warrants	—	—	77,926	—	77,926
Total Investments at fair value	—	—	2,386,232	31,843	2,418,075
Cash and Cash Equivalents	19,110	—	—	—	19,110
Derivative Instruments	—	8	—	—	8
Total Investments including cash and cash equivalents	$19,110	$8	$2,386,232	$31,843	$2,437,193

(1)
In accordance with ASC 820, certain equity investments in Multi-Sector Holdings are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of March 31, 2026.

	Fair Value as of
	March 31, 2026	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,823,352	Discounted Cash Flows	Hypothetical Market Yield	5.7% - 32.0%	13.8%

	307,369	Cost approximates fair value (6)	n/a	n/a	n/a

	47,379	Transaction Precedent (7)	Transaction Price	n/a	n/a

	38,528	Scenario Analysis	Probability Weighting of Alternative Outcomes	10.0% - 90.0%	n/a

	12,885	Enterprise Value (8)	n/a	n/a	n/a

Equity investments	114,599	Market Approach	Revenue Multiple (3)	0.3x - 49.0x	3.7	x
			Volatility (5)	39.2% - 110.3%	54.5%
			Risk-Free Interest Rate	3.8% - 3.9%	3.8%
			Estimated Time to Exit (in years)	1.8 - 4.8	3.0

	12,804	Cost approximates fair value (6)	n/a	n/a	n/a

	22,714	Discounted Cash Flows	Hypothetical Market Yield	13.8% - 14.8%	14.2%

Warrants	68,825	Market Approach	Revenue Multiple (3)	0.1x - 49.0x	4.4	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	36.1% - 146.6%	65.3%
			Risk-Free Interest Rate	3.8% - 3.9%	3.8%
			Estimated Time to Exit (in years)	1.8 - 4.3	2.9

	2,381	Black Scholes	Volatility (5)	60.4% - 125.1%	92.2%
			Discount for Lack of Marketability	n/a	n/a
			Risk-Free Interest Rate	3.9% - 4.3%	4.1%
			Estimated Time to Exit (in years)	4.4 - 9.5	7.9

Total Level 3 Investments	$2,450,836

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
(8)
The Company determined the value of its subordinated note of Senior Credit Corp 2022 LLC based on the total assets less the total liabilities senior to the subordinated notes held at Senior Credit Corp 2022 LLC in an amount not exceeding par value under the Enterprise Value technique.

The following table provides a summary of the significant unobservable inputs used to fair value the Level 3 portfolio investments as of December 31, 2025.

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
(8)
The Company determined the value of its subordinated note of Senior Credit Corp 2022 LLC based on the total assets less the total liabilities senior to the subordinated notes held at Senior Credit Corp 2022 LLC in an amount not exceeding par value under the Enterprise Value technique.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the three months ended March 31, 2026 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2025	$2,199,964	$108,342	$77,926	$2,386,232
Purchases, net of deferred fees	285,852	15,507	1,807	303,166
Non-cash conversions (1)	(25,912)	25,919	(7)	—
Proceeds from sales and paydowns	(228,864)	(8,324)	(1,128)	(238,316)
Accretion of OID, EOT, and PIK payments	15,429	198	—	15,627
Net realized gain/(loss)	(11,581)	2,974	(1,323)	(9,930)
Net change in unrealized appreciation/(depreciation)	(5,375)	5,501	(6,069)	(5,943)
Fair Value as of March 31, 2026	$2,229,513	$150,117	$71,206	$2,450,836

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of March 31, 2026	$(15,842)	$4,338	$(7,353)	$(18,857)

(1)
The non-cash conversion includes the conversion of debt positions and exercise of warrant positions to equity positions during the three months ended March 31, 2026.

* During the three months ended March 31, 2026, there were no transfers into or out of Level 3.

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, equity and warrant portfolio investments for the year ended December 31, 2025 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$1,602,131	$56,584	$51,454	$1,710,169
Purchases, net of deferred fees	1,396,567	36,056	20,581	1,453,204
Non-cash conversion (1)	(4,640)	4,751	(111)	—
Proceeds from sales and paydowns	(809,842)	(4,000)	(5,323)	(819,165)
Accretion of OID, EOT, and PIK payments	50,593	87	—	50,680
Net realized gain/(loss)	(62,262)	(679)	(1,173)	(64,114)
Net change in unrealized appreciation/(depreciation)	27,417	15,543	12,498	55,458
Fair Value as of December 31, 2025	$2,199,964	$108,342	$77,926	$2,386,232

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of December 31, 2025	$(9,319)	$13,717	$12,442	$16,840

(1)
The non-cash conversion includes the conversion of debt positions and exercise of warrant positions to equity positions during the year ended December 31, 2025.

Fair Value of Financial Instruments Carried at Cost

As of March 31, 2026 and December 31, 2025, the carrying value of the KeyBank Credit Facility was approximately $427.5 million and $373.9 million, respectively. The carrying value of the KeyBank Credit Facility as of March 31, 2026 and December 31, 2025 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2026 and December 31, 2025, the carrying value of the KeyBank Secured Term Loan Facility was approximately $198.7 million and $198.5 million, respectively, net of unamortized deferred financing costs of $1.3 million and $1.5 million, respectively. The carrying value of the KeyBank Secured Term Loan Facility as of March 31, 2026 and December 31, 2025 approximates fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2026 and December 31, 2025, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $124.8 million and $124.6 million, respectively, net of unamortized deferred financing costs of $0.2 million and $0.4 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of March 31, 2026, and December 31, 2025, was approximately $115.9 million and $117.2 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2026, and December 31, 2025, the carrying value of the 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.7 million and $74.6 million, respectively, net of unamortized deferred financing fees of $0.3 million and $0.4 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of March 31, 2026 and December 31, 2025 was approximately $69.7 million and $70.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company's 7.875% Notes due March 2029 (the “March 2029 Notes”) was approximately $139.9 million and $139.7 million, respectively, net of unamortized deferred financing fees and premium of $2.3 million and $2.5 million, respectively. The March 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of March 31, 2026 and December 31, 2025 was approximately $141.7 million and $143.3 million, respectively, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company's 7.875% Notes due September 2029 (the “September 2029 Notes”) was approximately $119.5 million and $119.3 million, respectively, net of unamortized deferred financing fees and premium of $2.7 million and $2.9 million, respectively. The September 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's September 2029 Notes as of March 31, 2026 and December 31, 2025 was approximately $122.0 million and $123.5 million, respectively, based on the market closing price of the September 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINI”.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company's Series A Senior Notes (the “Series A Notes”) was approximately $141.5 million and $141.3 million, respectively, net of unamortized deferred financing costs of $1.0 million and $1.2 million, respectively. The Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Series A Notes as of March 31, 2026 and December 31, 2025 was approximately $142.4 million and $143.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company's 6.750% Notes due July 2030 (the “July 2030 Notes”) was approximately $122.3 million and $122.1 million, respectively, net of unamortized deferred financing costs and discount of $2.7 million and $2.9 million, respectively. The July 2030 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s July 2030 Notes as of March 31, 2026 and December 31, 2025 was approximately $123.2 million and $124.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

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

During the three months ended March 31, 2026, the Company borrowed $347.8 million and made repayments of $294.2 million under the KeyBank Credit Facility.

The Company incurred approximately $9.8 million of initial and additional financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of March 31, 2026 and December 31, 2025, unamortized deferred financing costs related to the KeyBank Credit Facility were $5.5 million and $5.9 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had a borrowing availability of approximately $262.5 million and $316.1 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$7,443	$6,131
Amortization of deferred financing costs	432	385
Total interest and amortization of deferred financing costs	$7,875	$6,516

Weighted average effective interest rate	7.5%	8.5%
Weighted average outstanding balance	$421,927	$305,296

Secured Notes

On November 5, 2025, TrinCap, a wholly owned subsidiary of the Company, as borrower, and the Company, as servicer, entered into the KeyBank Term Credit Agreement with the lenders from time to time party thereto, KeyBank, as administrative agent and syndication agent, and Computershare Trust Company, N.A., as collateral custodian.

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

The Company incurred approximately $1.5 million of initial and additional financing costs in connection with the KeyBank Secured Term Loan Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of March 31, 2026 and December 31, 2025, unamortized deferred financing costs related to the KeyBank Secured Term Loan Facility were $1.3 million and $1.5 million, respectively.

The summary information regarding the KeyBank Secured Term Loan Facility is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$3,044	$—
Amortization of deferred financing costs	98	—
Total interest and amortization of deferred financing costs	$3,142	$—

Weighted average effective interest rate	6.3%	—%
Weighted average outstanding balance	$200,000	$—

Unsecured Notes

As of March 31, 2026 and December 31, 2025, the Company had the following outstanding Unsecured Notes (dollars in thousands):

	March 31, 2026	December 31, 2025
Series A Notes, net of $1,048 and $1,168, respectively, of unamortized deferred financing costs	$141,452	$141,332
March 2029 Notes, net of $2,301 and $2,465, respectively, of unamortized deferred financing costs and premium	139,865	139,701
August 2026 Notes, net of $229 and $373, respectively, of unamortized deferred financing costs	124,771	124,627
July 2030 Notes, net of $2,728 and $2,889, respectively, of unamortized deferred financing costs and discount	122,272	122,111
September 2029 Notes, net of $2,704 and $2,867, respectively, of unamortized deferred financing costs and premium	119,511	119,348
December 2026 Notes, net of $263 and $356, respectively, of unamortized deferred financing costs	74,737	74,644
Total Unsecured Notes, net of $9,273 and $10,118, respectively, of unamortized deferred financing costs and premium/discount	$722,608	$721,763

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

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$—	$445
Amortization of deferred financing costs	—	81
Total interest and amortization of deferred financing costs	$—	$526

Weighted average effective interest rate	—%	8.3%
Weighted average outstanding balance	$—	$25,417

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

On February 20, 2025, the holders of the Convertible Notes exercised their right to convert all of the outstanding principal amount of the Convertible Notes, pursuant to the terms and conditions of the Convertible Notes. At its election, the Company paid $66.2 million in cash to satisfy in full its obligation to pay the principal amount of the Convertible Notes and any accrued interest, such settlement amount being determined based on the then existing conversion rate of 81.6439 per $1,000 principal amount of the Convertible Notes. The net amount of the carrying value of the Convertible Notes and cash paid of $15.8 million was recorded in Paid-In Capital in Excess of Par Value on the Consolidated Statements of Assets and Liabilities, and as such, no realized gain or loss was recorded. As of March 31, 2026, the Convertible Notes are no longer outstanding.

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

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$—	$417
Amortization of deferred financing costs and original issue discount	—	89
Total interest and amortization of deferred financing costs and original issue discount	$—	$506

Weighted average effective interest rate	—%	7.1%
Weighted average outstanding balance	$—	$28,333

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of March 31, 2026 and December 31, 2025, unamortized deferred financing costs related to the August 2026 Notes were $0.2 million and $0.4 million, respectively.

The components of interest expense and related fees for the August 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$1,367	$1,367
Amortization of deferred financing costs	144	144
Total interest and amortization of deferred financing costs	$1,511	$1,511

Weighted average effective interest rate	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000

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

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of March 31, 2026 and December 31, 2025, unamortized deferred financing costs related to the December 2026 Notes were $0.3 million and $0.4 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$797	$797
Amortization of deferred financing costs	95	93
Total interest and amortization of deferred financing costs	$892	$890

Weighted average effective interest rate	4.8%	4.7%
Weighted average outstanding balance	$75,000	$75,000

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

The March 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINZ” on April 1, 2024.

On February 10, 2025, the Company entered into an open market sale agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), as sales agent and/or principal thereunder. Under the Sales Agreement, the Company may, but has no obligation to, issue and sell, from time to time, up to $100,000,000 aggregate principal amount of the March 2029 Notes (the “ATM March 2029 Notes”) through the Sales Agent or to the Sales Agent, as principal for its own account. The ATM March 2029 Notes are treated as a single series with the existing March 2029 Notes and have the same terms as the existing March 2029 Notes (other than the issue date and issue price). The March 2029 Notes have the same CUSIP number and are fungible and ranked equally. Any ATM March 2029 Notes issued in the future will be issued pursuant to the March 2029 Notes Indenture.

During the three months ended March 31, 2026, the Company did not issue or sell any aggregate principal amounts of its ATM March 2029 Notes under the Sale Agreement. During the three months ended March 31, 2025, the Company issued and sold $0.3 million in aggregate principal amount of its ATM March 2029 Notes and raised $0.3 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agents on notes sold under the Sale Agreement. For additional information regarding the March 2029 Notes, see “Note 15 – Subsequent Events.”

The components of the carrying value of the March 2029 Notes were as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount of debt	$142,166	$142,166
Unamortized deferred financing cost	(2,431)	(2,604)
Issuance premium and/or (discount), net of accretion	130	139
Carrying value of March 2029 Notes	$139,865	$139,701

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.9 million, which were capitalized and deferred.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$2,799	$2,264
Amortization of deferred financing costs	192	173
Total interest and amortization of deferred financing costs	$2,991	$2,437

Weighted average effective interest rate	8.4%	8.5%
Weighted average outstanding balance	$142,166	$115,023

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

During the three months ended March 31, 2026, the Company did not issue or sell any aggregate principal amount of its ATM September 2029 Notes under the Sale Agreement. During the three months ended March 31, 2025, the Company issued and sold $3.4 million in aggregate principal amount of its ATM September 2029 Notes and raised $3.4 million of net proceeds after deducting deferred offering costs and commissions to the Sales Agents on notes sold under the Sale Agreement. For additional information regarding the September 2029 Notes, see “Note 15 – Subsequent Events.”

The components of the carrying value of the September 2029 Notes were as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount of debt	$122,215	$122,215
Unamortized deferred financing cost	(2,758)	(2,925)
Issuance premium and/or (discount), net of accretion	54	58
Carrying value of September 2029 Notes	$119,511	$119,348

Aggregate offering costs in connection with the September 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $4.0 million, which were capitalized and deferred.

The components of interest expense and related fees for the September 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$2,406	$2,265
Amortization of deferred financing costs	192	184
Total interest and amortization of deferred financing costs	$2,598	$2,449

Weighted average effective interest rate	8.5%	8.5%
Weighted average outstanding balance	$122,215	$115,251

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

Aggregate offering costs in connection with the Series A Notes issuance, including the underwriters’ discount and commissions, were approximately $1.7 million, which were capitalized and deferred. As of March 31, 2026 and December 31, 2025, unamortized deferred financing costs related to the Series A Notes were $1.0 million and $1.2 million, respectively.

The components of interest expense and related fees for the Series A Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$2,701	$2,701
Amortization of deferred financing costs	120	120
Total interest and amortization of deferred financing costs	$2,821	$2,821

Weighted average effective interest rate	7.9%	7.9%
Weighted average outstanding balance	$142,500	$142,500

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

The components of the carrying value of the July 2030 Notes were as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount of debt	$125,000	$125,000
Unamortized deferred financing cost	(1,623)	(1,719)
Issuance premium and/or (discount), net of accretion	(1,105)	(1,170)
Carrying value of July 2030 Notes	$122,272	$122,111

Aggregate offering costs in connection with the July 2030 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred.

The components of interest expense and related fees for the July 2030 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest expense	$2,109	$—
Amortization of deferred financing costs	165	—
Total interest and amortization of deferred financing costs	$2,274	$—

Weighted average effective interest rate	7.3%	—%
Weighted average outstanding balance	$125,000	$—

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms of the KeyBank Credit Agreement, the KeyBank Term Credit Agreement, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture, the Note Purchase Agreement and the July 2030 Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2026 and December 31, 2025 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of March 31, 2026 and December 31, 2025 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

The Company has entered into capital commitments with Senior Credit Corp, Direct Lending and CapTrin in the amount of $21.4 million, $100.0 million and $50.0 million, respectively.

As of March 31, 2026, the Company had unfunded commitments of $3.0 million, $84.2 million and $50.0 million for Senior Credit Corp, Direct Lending and CapTrin, respectively. As of March 31, 2026, the Company had aggregate unfunded commitments of $72.8 million to eleven portfolio companies.

In connection with the initial closing of Trinity Capital SBIC LP on March 13, 2026, the Company committed $5.0 million as a limited partner. As of March 31, 2026, the full $5.0 million commitment remained unfunded. Capital contributions will be made at such times and in such amounts as directed by the general partner in accordance with the terms of the limited partnership agreement.

The Company did not have any other off-balance sheet commitments as of March 31, 2026.

As of December 31, 2025, the Company had unfunded commitments of $3.0 million and $85.1 million for Senior Credit Corp and Direct Lending, respectively. As of December 31, 2025, there were no unfunded commitments for CapTrin. As of December 31, 2025, the Company had aggregate unfunded commitments of $82.3 million to ten portfolio companies. The Company did not have any other off-balance sheet commitments as of December 31, 2025.

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

The total lease expense incurred for the three months ended March 31, 2026 and 2025 was approximately $0.5 million and $0.4 million, respectively. As of March 31, 2026 and December 31, 2025, the right of use assets related to the office operating leases were $7.6 million and $7.6 million, respectively, and the lease liabilities were $8.1 million and $8.0 million, respectively.

As of March 31, 2026 and December 31, 2025, the weighted-average discount rate determined for the operating lease liabilities was 7.95% and 7.96%, respectively. As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease term for the operating leases was 4.9 years and 5.2 years, respectively.

The following table shows future minimum payments under the Company’s operating leases as of March 31, 2026 (in thousands):

For the Years Ended December 31,	Total
2026	$1,402
2027	1,834
2028	1,752
2029	1,810
2030	1,859
Thereafter	594
Total	$9,251

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of March 31, 2026, there were no material legal matters or material litigation pending of which the Company is aware.

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

During the three months ended March 31, 2026, the Company issued and sold 5,277,274 shares of its common stock at a weighted-average price of $15.01 per share and raised $78.3 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

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

For additional information regarding the ATM Program, see “Note 15 – Subsequent Events.”

Stock Repurchase Program

On November 7, 2024, the Board authorized a program permitting the Company to repurchase up to $30.0 million of the Company’s common stock (the “2024 Repurchase Program”). Under the 2024 Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market, volume, and timing constraints. The Company did not repurchase shares of its outstanding common stock during the year ended December 31, 2025. The 2024 Share Repurchase Program expired on November 7, 2025, and was not renewed.

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

Distribution Reinvestment Plan

The Company’s amended and restated distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of common stock on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, its stockholders who have not “opted out” of the DRIP by the opt out date will have their cash distribution (net of applicable withholding tax) automatically reinvested into additional shares of the Company’s common stock. The share requirements of the DRIP may be satisfied through the issuance of common shares or through open market purchases of common shares by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Company’s common stock on the valuation date determined for each distribution by the Board.

The Company’s DRIP is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s DRIP but may provide a similar distribution reinvestment plan for their clients.

During the three months ended March 31, 2026, the Company issued 46,409 shares of common stock for a total of approximately $0.7 million under the DRIP.

During the year ended December 31, 2025, the Company issued 94,569 shares of common stock for a total of approximately $1.4 million under the DRIP.

Distributions

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2026 and the year ended December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
September 17, 2025	Quarterly	September 30, 2025	October 15, 2025	0.51
December 17, 2025	Quarterly	December 31, 2025	January 15, 2026	0.51
December 17, 2025	Monthly	January 15, 2026	January 30, 2026	0.17
December 17, 2025	Monthly	February 13, 2026	February 27, 2026	0.17
December 17, 2025	Monthly	March 13, 2026	March 31, 2026	0.17
Total distributions declared during the year ended December 31, 2025				$2.55
March 18, 2026	Monthly	April 15, 2026	April 30, 2026	$0.17
March 18, 2026	Monthly	May 15, 2026	May 29, 2026	0.17
March 18, 2026	Monthly	June 11, 2026	June 30, 2026	0.17
Total distributions declared during the three months ended March 31, 2026				$0.51

Since inception, the Company has declared aggregate dividends of $11.76 per share, inclusive of the distributions summarized above.

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

The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2026 and 2025 (dollars in thousands), except per share information.

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2026	Grant Date Fair Value	March 31, 2025	Grant Date Fair Value
Unvested as of Beginning of Period	1,835,394	$14.80	1,993,459	$14.53
Shares Granted	908,539	14.42	319,956	15.83
Shares Vested and Forfeited	(317,386)	14.96	(285,251)	14.81
Unvested as of Ending of Period	2,426,547	$14.64	2,028,164	$14.70

Fair Value of Granted Stock	$13,101		$5,065
Compensation Cost Recognized	$3,093		$2,559

As of March 31, 2026, there was approximately $33.9 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2025, there was approximately $23.9 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.8 years. Shares vested and forfeited primarily relate to shares acquired of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

The $15.83 exercise price of the Option Awards was calculated based on the closing stock price on the Option Awards Grant Date. As of March 31, 2026, there were no Option Awards exercised as time-based and market-based vesting conditions had not been met as of that date.

During the three months ended March 31, 2026, there was $0.1 million of total compensation costs related to the Option Awards. As of March 31, 2026, there was approximately $1.3 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 3.0 years. The fair value of the Option Awards as of March 31, 2026 was approximately $0.9 million. During the three months ended March 31, 2025, there was less than $0.1 million of total compensation costs related to the Option Awards. As of March 31, 2025, there was approximately $1.7 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 4.0 years. The fair value of the Option Awards as of March 31, 2025 was approximately $1.7 million.

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

The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the three months ended March 31, 2026 and 2025 (dollars in thousands), except per share information.

	Three Months Ended	Weighted Average	Three Months Ended	Weighted Average
	March 31, 2026	Grant Date Fair Value	March 31, 2025	Grant Date Fair Value
Unvested as of Beginning of Period,	13,772	$14.52	13,340	$14.99
Shares Granted	—	—	—	—
Shares Vested and Forfeited	—	—	—	—
Unvested as of Ending of Period,	13,772	$14.52	13,340	$14.99

Fair Value of Granted Stock	$—		$—
Compensation Cost Recognized	$49		$50

As of March 31, 2026, there was approximately less than $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a three-month period. As of December 31, 2025, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings per common share - basic
Numerator for basic earnings per share	$29,832	$27,087
Denominator for basic weighted average shares	83,643,311	62,555,531
Earnings/(Loss) per common share - basic	$0.36	$0.43
Earnings per common share - diluted
Numerator for increase in net assets per share	29,832	27,087
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	—
Numerator for diluted earnings per share	29,832	27,087
Denominator for basic weighted average shares	83,643,311	62,555,531
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	—
Denominator for diluted weighted average shares	83,643,311	62,555,531
Earnings/(Loss) per common share - diluted	$0.36	$0.43

Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using (i) the treasury stock method for Option Awards that assumes shares were exercised at the beginning of the reporting period (or at time of issuance, if later) and is intended to show the dilution effect to common stockholders and (ii) the if-converted method for the Convertible Notes that assumes the conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. During the three months ended March 31, 2026 and 2025, the market-based conditions for the Option Awards were not met and the Convertible Notes were converted in full and are no longer outstanding, as such, both were not considered in the calculation of diluted EPS.

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

For the three months ended March 31, 2026, $1.0 million was recorded for U.S. federal excise tax. For the three months ended March 31, 2025, $0.6 million was recorded for U.S. federal excise tax.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Tax Cost of Investments	$2,469,349	$2,395,914

	March 31, 2026	December 31, 2025
Unrealized appreciation	$97,904	$94,696
Unrealized depreciation	(94,514)	(85,533)
Net unrealized appreciation/(depreciation) from investments	$3,390	$9,163

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Per Share Data: (1)
Net asset value, beginning of period	$13.42	$13.35

Net investment income	0.53	0.52
Net realized and unrealized gains/(losses) on investments (2)	(0.17)	(0.09)
Net increase/(decrease) in net assets resulting from operations	0.36	0.43

Offering costs	(0.01)	(0.01)
Effect of shares issued and repurchased (3)	0.01	(0.21)
Distributions (4)	(0.51)	(0.51)
Total increase/(decrease) in net assets	(0.15)	(0.30)

Net asset value, end of period	$13.27	$13.05

Shares outstanding, end of period	87,903,645	63,880,330
Weighted average shares outstanding	83,643,311	62,555,531
Total return based on net asset value (5)	2.7%	1.6%
Total return based on market value (6)	7.0%	8.4%

Ratio/Supplemental Data:
Per share market value at end of period	$14.71	$15.16
Net assets, end of period	$1,166,255	$833,395
Ratio of total expenses to average net assets	16.4%	16.2%
Ratio of net investment income to average net assets	16.0%	15.9%
Ratio of interest and credit facility expenses to average net assets	8.7%	8.6%
Portfolio turnover rate (7)	9.7%	8.9%
Asset coverage ratio (8)	185.8%	186.1%

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
(8)
Based on outstanding debt of $1,359.4 million and $968.2 million as of March 31, 2026 and 2025, respectively.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of March 31, 2026, and December 31, 2025, 2024, 2023, 2022, 2021, and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
March 31, 2026 (Unaudited)(5)	$—	—	—	$—
December 31, 2025(5)	—	—	—	—
December 31, 2024(5)	—	—	—	—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
March 31, 2026 (Unaudited)	$427,500	1,858	—	$—
December 31, 2025	373,900	1,838	—	—
December 31, 2024	113,000	1,927	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

KeyBank Secured Term Loan Facility
March 31, 2026 (Unaudited)	$200,000	1,858	—	$—
December 31, 2025	200,000	1,838	—	—
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

2025 Notes
March 31, 2026 (Unaudited)(6)	$—	—	—	$—
December 31, 2025(6)	—	—	—	—
December 31, 2024	152,500	1,927	—	1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
March 31, 2026 (Unaudited)(7)	$—	—	—	$—
December 31, 2025(7)	—	—	—	—
December 31, 2024	50,000	1,927	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

August 2026 Notes
March 31, 2026 (Unaudited)	$125,000	1,858	—	$—
December 31, 2025	125,000	1,838	—	—
December 31, 2024	125,000	1,927	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
December 2026 Notes
March 31, 2026 (Unaudited)	$75,000	1,858	—	$—
December 31, 2025	75,000	1,838	—	—
December 31, 2024	75,000	1,927	—	—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

March 2029 Notes
March 31, 2026 (Unaudited)	$142,166	1,858	—	$1,011
December 31, 2025	142,166	1,838	—	1,012
December 31, 2024	115,000	1,927	—	1,012
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

September 2029 Notes
March 31, 2026 (Unaudited)	$122,215	1,858	—	$1,014
December 31, 2025	122,215	1,838	—	1,014
December 31, 2024	115,000	1,927	—	1,014
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Series A Notes
March 31, 2026 (Unaudited)	$142,500	1,858	—	$—
December 31, 2025	142,500	1,838	—	—
December 31, 2024	142,500	1,927	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

July 2030 Notes
March 31, 2026 (Unaudited)	$125,000	1,858	—	$—
December 31, 2025	125,000	1,838	—	—
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
March 31, 2026 (Unaudited)	$1,359,381	1,858	—	$—
December 31, 2025	1,305,781	1,838	—	—
December 31, 2024	888,000	1,927	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the three months ended March 31, 2026 and the year ended December 31, 2025, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared.

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Senior Credit Corp 2022 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “Senior Credit Corp JV Partner”) on December 5, 2022 to co-manage Senior Credit Corp. Senior Credit Corp invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The Company and the Senior Credit Corp JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in Senior Credit Corp. Senior Credit Corp is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of Senior Credit Corp must be approved by the board of managers of Senior Credit Corp consisting of an equal number of representatives of the Company and the Senior Credit Corp JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in Senior Credit Corp’s 8.5% notes and the remaining 30% invested in Senior Credit Corp’s preferred equity. As of March 31, 2026, the Company’s and Senior Credit Corp JV Partner’s ownership of Senior Credit Corp was 12.5% and 87.5%, respectively.

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

As of both March 31, 2026 and December 31, 2025, the Company contributed $18.4 million of capital to Senior Credit Corp, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of both March 31, 2026 and December 31, 2025, the Company’s unfunded commitment of capital to Senior Credit Corp was $3.0 million.

As of March 31, 2026 and December 31, 2025, Senior Credit Corp’s total investment portfolio on a fair value basis was $234.9 million and $225.8 million, respectively. During the three months ended March 31, 2026, the Company received $21.7 million in net proceeds from the sale of investments to Senior Credit Corp. During the year ended December 31, 2025, the Company received $110.6 million in net proceeds from the sale of investments to Senior Credit Corp.

During the three months ended March 31, 2026, the Company earned approximately $0.6 million for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. As of March 31, 2026, the Company had approximately $0.1 million in outstanding receivables due that was included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Company had approximately $1.6 million in outstanding receivables due that was included in other assets and $5.9 million in outstanding payables related to early prepayments from a portfolio company in accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Company has entered into a resource sharing agreement (“Sharing Agreement”) with the Adviser Sub, through which the Adviser Sub has access to the Company’s human capital resources, facilities and systems. Under the terms of Sharing Agreement, the Company allocates the related expenses of such shared resources to the Adviser Sub pro rata based on total assets under management by the Adviser Sub and the Company. The Company’s total expenses for the three months ended March 31, 2026 and 2025 are net of such expenses allocated to the Adviser Sub of $1.1 million and $0.4 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had $5.4 million and $4.5 million, respectively, in outstanding receivables due from the Adviser Sub that were included in other assets in the accompanying Consolidated Statement of Assets and Liabilities.

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

Eagle Point Trinity Senior Secured Lending Company

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company and a specialty credit manager funded a portion of their respective capital commitments on June 28, 2024 to commence the operations of a credit fund, EPT 16 LLC. On August 28, 2025, EPT 16 LLC converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company (“EPT”) and elected to be regulated as a BDC under the 1940 Act. EPT has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. As of March 31, 2026, the Company’s ownership percentage was 16.6%. EPT has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT.

As of March 31, 2026 and December 31, 2025, EPT’s total investment portfolio on a fair value basis was $131.4 million and $123.1 million, respectively. During the three months ended March 31, 2026, the Company received $14.8 million in proceeds from the sale of investments to EPT. During the year ended December 31, 2025, the Company received $74.0 million in net proceeds from the sale of investments to EPT.

As of March 31, 2026, the Company had approximately less than $0.1 million in outstanding receivables due that was included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Company had approximately $0.2 million in outstanding receivables due that was included in other assets and $1.4 million in outstanding payables related to early prepayments from a portfolio company in accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2026, the Company had contributed $23.3 million of capital to Direct Lending, had a return of capital of $7.5 million from Direct Lending and had an unfunded capital commitment of $84.2 million. As of December 31, 2025, the Company had contributed $22.4 million of capital to Direct Lending, had a return of capital of $7.5 million from Direct Lending and had an unfunded commitment of $85.1 million.

As of March 31, 2026 and December 31, 2025, Direct Lending’s total investment portfolio on a fair value basis was $32.8 million and $30.1 million, respectively. During the three months ended March 31, 2026, the Company received proceeds of $8.9 million from the sale of investments to Direct Lending. During the year ended December 31, 2025, the Company received proceeds of $48.0 million from the sale of investments to Direct Lending.

As of March 31, 2026 and December 31, 2025, the Company had approximately $0.9 million and $0.3 million, respectively, in outstanding receivables due from Direct Lending that was included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

CapTrin Partners, LLC

As disclosed in “Note 1 – Organization and Basis of Presentation,” on January 21, 2026, the Company entered into a joint venture agreement with CapTrin JV Partner to co-manage CapTrin. CapTrin invests primarily in first-out senior secured debt opportunities in the lower middle market. The Company and CapTrin JV Partner each hold equal ownership interests in CapTrin and committed capital contributions of $50.0 million. CapTrin is capitalized as investment transactions are completed, with contributions called from each member on a pro rata basis relative to each member's total commitments. As of March 31, 2026, the Company had an unfunded capital commitment of $50.0 million.

All portfolio decisions, as well as substantially all other actions relating to CapTrin, require approval by its board of managers, which is composed of an equal number of representatives from the Company and CapTrin JV Partner. CapTrin has entered into an administration agreement with the CapTrin JV Partner, pursuant to which the CapTrin JV Partner is reimbursed for its costs and expenses incurred in connection with providing administrative services thereunder.

Trinity Capital SBIC LP

The Adviser Sub serves as investment adviser to the SBIC Fund, a newly formed Delaware limited partnership that held its initial closing on March 13, 2026. In connection with the initial closing, the Company committed $5.0 million as a limited partner. Trinity SBIC GP, LLC, a wholly owned subsidiary of the Adviser Sub, serves as the general partner of the SBIC Fund and is responsible for the management and operations of the SBIC Fund. Because the Adviser Sub and the Company control the general partner of the SBIC Fund, the SBIC Fund is considered an affiliated entity for purposes of the 1940 Act and applicable SEC rules. The Company holds a $5.0 million limited partnership interest in the SBIC Fund, all of which is unfunded as of March 31, 2026. As of March 31, 2026, no management fees, carried interest, or other advisory fees had been earned or paid in connection with the SBIC Fund, and no capital had been contributed by the Company to the SBIC Fund.

Note 13. Segment Reporting

The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). While the Company derives income and capital appreciation by providing debt to growth-oriented companies across various industries, the Company and the CODM evaluate and monitor performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan servicing in addition to the administrative functions of human resources, legal, finance and information technology. The accounting policies of the segment align with those outlined in “Note 2 - Summary of Significant Accounting Policies” included in the notes of the consolidated financial statements.

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

Equity ATM Program

For the period from April 1, 2026 to May 4, 2026, the Company issued and sold 1,985,521 shares of its common stock at a weighted-average price of $15.14 per share and raised $29.8 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026, including but not limited to the following:

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
•
changes in political, economic or industry conditions, including as a result of international conflicts, prolonged governmental shutdowns, supply chain disruptions, disruptions related to tariffs or other trade or sanction related issues, the interest rate and inflation rate environments or conditions affecting the financial and capital markets;
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

We target investments in growth-oriented companies, which are typically private companies, including institutional investor-backed companies. We define “growth-oriented companies” as companies that have significant ownership and active participation by sponsors, such as institutional investors or private equity firms, and expected annual revenues of up to $100 million. Subject to the requirements of the 1940 Act, we are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets.

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

On January 21, 2026, the Company entered into a joint venture agreement with an internally managed business development company (“CapTrin JV Partner”), to co-manage CapTrin Partners, LLC (“CapTrin”), a Delaware limited liability company. CapTrin invests primarily in first-out senior secured debt opportunities in the lower middle market.

On March 13, 2026, Trinity Capital SBIC LP (the “SBIC Fund”), a Delaware limited partnership, held its initial closing. The SBIC Fund is organized to operate as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). Trinity SBIC GP, LLC, a Delaware limited liability company and wholly owned subsidiary of the Adviser Sub, serves as the general partner of the SBIC Fund. The Adviser Sub provides investment advisory and management services to the SBIC Fund pursuant to an investment advisory agreement and receives fee income for such services. As of March 31, 2026, the Company committed $5.0 million as a limited partner and total commitments to the SBIC Fund equaled $45.3 million.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During the three months ended March 31, 2026, the Company recorded $4.6 million in dividend income, consisting of $3.7 million from controlled investments and $0.9 million from affiliate investments. During the three months ended March 31, 2025, the Company recorded $0.8 million in dividend income, all of which was from affiliate investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2026, our investment portfolio had an aggregate fair value of approximately $2,483.6 million and was comprised of approximately $1,900.2 million in secured loans, $329.3 million in equipment financings, and $254.1 million in equity and warrants, across 180 portfolio companies. As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $2,418.1 million and was comprised of approximately $1,863.2 million in secured loans, $336.8 million in equipment financings, and $218.1 million in equity and warrants, across 176 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	77.6%	76.4%	78.1%	77.1%
Equipment Financings	13.4%	13.3%	14.1%	13.9%
Equity	6.8%	7.4%	5.5%	5.8%
Warrants	2.2%	2.9%	2.3%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of March 31, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2026		December 31, 2025
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	29.2%	30.0%	28.2%	29.4%
Northeast	24.7%	24.2%	25.8%	25.2%
South	12.6%	12.5%	12.9%	12.7%
Mountain	8.1%	8.3%	8.7%	8.8%
Southeast	8.3%	7.8%	7.9%	7.6%
Midwest	7.9%	7.6%	7.7%	7.2%
Multi-Sector Holdings (1)	1.8%	2.2%	1.8%	2.2%
International:
Western Europe	5.1%	5.2%	4.6%	4.6%
Canada	2.3%	2.2%	2.4%	2.3%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly.

Industry classifications have been updated to a preferred presentation. Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	14.5%	15.0%	14.6%	15.1%
Medical Devices	12.4%	12.3%	10.0%	10.0%
SaaS	10.6%	10.4%	9.3%	9.2%
Other Healthcare Services	9.0%	9.0%	9.1%	9.2%
Space Technology	5.7%	6.2%	5.1%	5.6%
Energy & Resource Technology	5.4%	6.1%	6.4%	7.2%
Artificial Intelligence & Automation	5.7%	5.7%	6.2%	6.2%
Healthcare Technology	5.0%	4.7%	5.7%	5.3%
Biotechnology	4.7%	4.7%	5.0%	5.0%
Marketing, Media, and Entertainment	4.5%	4.4%	4.2%	4.1%
Real Estate Technology	5.0%	4.3%	5.8%	5.3%
Supply Chain Technology	4.0%	3.8%	4.1%	3.9%
Transportation Technology	3.6%	3.4%	3.5%	3.2%
Consumer Products & Services	2.4%	2.8%	2.5%	2.6%
Multi-Sector Holdings (1)	1.8%	2.3%	1.8%	2.3%
Connectivity	2.4%	2.2%	3.3%	2.9%
Diagnostics & Tools	1.0%	1.0%	0.6%	0.6%
Education Technology	0.7%	0.6%	1.1%	0.8%
Food and Agriculture Technologies	0.2%	0.5%	0.3%	0.6%
Digital Assets Technology and Services	0.2%	0.2%	0.2%	0.2%
Human Resource Technology	0.7%	0.2%	0.7%	0.5%
Construction Technology	0.4%	0.1%	0.4%	0.1%
Industrials	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

As of both March 31, 2026 and December 31, 2025, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.5 years. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of March 31, 2026 and December 31, 2025, the Company’s ten largest portfolio companies collectively represented approximately 24.7% and 26.4%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had six and eight portfolio companies, respectively, that each represented 5% or more of the Company’s net assets.

Investment Activity

During the three months ended March 31, 2026, we invested approximately $175.8 million in 10 new portfolio companies, approximately $129.5 million in 20 existing portfolio companies and approximately $1.0 million in the Multi-Sector Holdings, excluding deferred fees. During the three months ended March 31, 2026, we received an aggregate of $238.3 million in proceeds from repayments and sales of our investments, including proceeds of approximately $108.8 million from early repayments on our debt investments, $69.2 million from scheduled/amortizing debt payments, $51.4 million from investments sold primarily to Multi-Sector Holdings and $8.9 million from warrant and equity exits.

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

The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2026 and the year ended December 31, 2025 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
Beginning Portfolio, at fair value	$2,418,075	$1,725,570
Purchases, net of deferred fees	304,115	1,476,961
Principal payments received on investments	(73,171)	(258,311)
Proceeds from early debt repayments	(108,803)	(320,625)
Sales of investments	(56,341)	(247,719)
Accretion of OID, EOT, and PIK payments	15,627	50,680
Net realized gain/(loss)	(9,930)	(64,328)
Net change in unrealized appreciation/(depreciation)	(6,018)	55,847
Ending Portfolio, at fair value	$2,483,554	$2,418,075

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2026 and December 31, 2025 (dollars in thousands):

		March 31, 2026		December 31, 2025
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$96,282	4.3%	$101,432	4.5%
3.0 - 3.9	Strong Performance	917,118	41.1%	740,303	33.7%
2.0 - 2.9	Performing	1,147,127	51.5%	1,264,773	57.5%
1.6 - 1.9	Watch	31,708	1.4%	65,343	3.0%
1.0 - 1.5	Default/Workout	24,393	1.1%	15,228	0.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		2,216,628	99.4%	2,187,079	99.4%
.	Senior Credit Corp 2022 LLC (1)	12,885	0.6%	12,885	0.6%
Total Debt Investments		$2,229,513	100.0%	$2,199,964	100.0%

(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of March 31, 2026 and December 31, 2025, our debt investments had a weighted average risk rating score of 3.0 and 2.9, respectively.

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

As of March 31, 2026, loans to four portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $41.2 million, and a total fair value of approximately $24.4 million, or 1.1%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $20.7 million, and a total fair value of approximately $15.2 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three months ended March 31, 2026 and 2025.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest income	$63,521	$50,193
Amortization of OID and EOT	8,107	6,922
Acceleration of OID and EOT	6,177	3,258
PIK interest income	924	1,500
Prepayment penalty and related fees	4,460	312
Dividend income	4,589	800
Other fee income	2,351	2,400
Total investment income	$90,129	$65,385

For the three months ended March 31, 2026, total investment income was approximately $90.1 million which represents an approximate effective yield of 15.8% on the average investments during the year. For the three months ended March 31, 2025, total investment income was approximately $65.4 million which represents an approximate effective yield of 15.3% on the average investments during the year. The increase in investment income for the three months ended March 31, 2026 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increase in dividend income.

Net Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses, and excise taxes. Our operating expenses totaled approximately $45.6 million for the three months ended March 31, 2026 and approximately $33.0 million for the three months ended March 31, 2025. The increase in our operating expenses for the three months ended March 31, 2026 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due March 2029 (the “March 2029 Notes”), the 7.875% Notes due September 2029 (the “September 2029 Notes”), the 7.54% Notes due 2027 (the “Series A 2027 Notes”), the 7.60% Notes due 2028 (the “Series A 2028 Notes”), the 7.66% Notes due 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”) and the 6.750% Notes due 2030 (the “July 2030 Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $24.1 million for the three months ended March 31, 2026 and $17.7 million for the three months ended March 31, 2025. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.1% for the three months ended March 31, 2026, and 7.6% for the three months ended March 31, 2025. The increase in interest expense for the three months ended March 31, 2026 was primarily due to the increased borrowings under our credit facility with KeyBank, National Association (the “KeyBank Credit Facility”) and the addition of the KeyBank Secured Term Loan Facility and July 2030 Notes.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $17.3 million for the three months ended March 31, 2026 and $10.6 million for the three months ended March 31, 2025. The increase in employee compensation expenses for the three months ended March 31, 2026 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of March 31, 2026 and March 31, 2025, the Company had 109 and 94 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees, totaled approximately $1.2 million for the three months ended March 31, 2026 and $2.0 million for the three months ended March 31, 2025. The decrease in professional fees expenses for the three months ended March 31, 2026 resulted primarily from a decrease in legal fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $3.1 million for the three months ended March 31, 2026 and $2.5 million for the three months ended March 31, 2025. The increase in general and administrative expenses for the three months ended March 31, 2026 was primarily due to additional office rent and related expenses.

Allocated Expenses to Trinity Capital Adviser, LLC

The resource sharing agreement (the “Sharing Agreement”) with the Adviser Sub provides the Adviser Sub with access to the Company’s human capital resources, facilities and systems. Under the terms of the Sharing Agreement, we allocate the related expenses of such shared resources to the Adviser Sub based on total assets under management by the Adviser Sub and us. The Company’s total expenses are net of $1.1 million of expenses allocated to the Adviser Sub for the three months ended March 31, 2026. The Company’s total expenses are net of $0.4 million of expenses allocated to the Adviser Sub for the three months ended March 31, 2025. The increase in allocated expenses for the three months ended March 31, 2026 was primarily due to additional assets managed by the Adviser Sub.

Excise Taxes

Our excise taxes totaled approximately $1.0 million for the three months ended March 31, 2026 and $0.6 million for the three months ended March 31, 2025.

Net Investment Income

For the three months ended March 31, 2026 and 2025, we recognized approximately $90.1 million and $65.4 million, respectively, in total investment income as compared to approximately $45.6 million and $33.0 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $44.5 million and $32.4 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the three months ended March 31, 2026, our gross realized gains primarily consisted of the repayment of one equity position. Our gross realized losses primarily consisted of the conversion of two debt positions. During the three months ended March 31, 2025, our gross realized gains primarily consisted of the repayment of one warrant position. Our gross realized losses primarily consisted of the sale of one equipment financing position.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Net realized gain/(loss) on investments:
Gross realized gains	$5,145	$374
Gross realized losses	(15,075)	(2,528)
Total net realized gains/(losses) on investments	$(9,930)	$(2,154)

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

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2026 and 2025 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Gross unrealized appreciation	$31,027	$18,891
Gross unrealized depreciation	(49,959)	(24,933)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	12,914	2,900
Net change in unrealized appreciation/(depreciation) on portfolio investments	(6,018)	(3,142)
Other net changes in unrealized appreciation/(depreciation)(1)	1,292	—
Total net unrealized gains/(losses) on investments	$(4,726)	$(3,142)

(1) Includes the net change in unrealized appreciation/(depreciation) related to derivative instruments.

During the three months ended March 31, 2026, our net unrealized depreciation on portfolio investments totaled approximately $6.0 million, which included net unrealized depreciation of $6.1 million from our warrant investments, net unrealized depreciation of $5.3 million from our debt investments, and net unrealized appreciation of $5.4 million from our equity investments.

During the three months ended March 31, 2025, our net unrealized depreciation on portfolio investments totaled approximately $3.1 million, which included net unrealized depreciation of $4.1 million from our debt investments, net unrealized depreciation of $0.3 million from our warrant investments and net unrealized appreciation of $1.3 million from our equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three months ended March 31, 2026, totaled approximately $29.8 million. Net increase in net assets resulting from operations during the three months ended March 31, 2025, totaled approximately $27.1 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2026, both the basic and diluted net increase in net assets per common share was $0.36.

For the three months ended March 31, 2025, both the basic and diluted net increase in net assets per common share was $0.43.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the August 2026 Notes offering, the December 2026 Notes offering, the March 2029 Notes offering, the September 2029 Notes offering, the Series A Notes offering and the July 2030 Notes offering and borrowings under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility, each of which were outstanding as of March 31, 2026, as well as cash flows from our operations, including investment sales and repayments and income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility or KeyBank Secured Term Loan Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

During the three months ended March 31, 2026, we experienced a net increase in cash and cash equivalents in the amount of $0.5 million, which is the net result of $46.7 million of cash provided by financing activities, offset by $45.8 million of cash used in operating activities and $0.4 million of cash used in investing activities. During the three months ended March 31, 2025, we experienced a net decrease in cash and cash equivalents in the amount of $1.2 million, which is the net result of $62.2 million of cash provided by financing activities, offset by $63.3 million of cash used in operating activities and $0.1 million of cash used in investing activities.

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $19.6 million and $19.1 million, respectively, of which $0.5 million and $0.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of March 31, 2026 and December 31, 2025, we had approximately $262.5 million and $316.1 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of March 31, 2026, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information, including a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2026, our asset coverage ratio was approximately 185.8% and our asset coverage ratio per unit was approximately $1,858. As of December 31, 2025, our asset coverage ratio was approximately 183.8% and our asset coverage ratio per unit was approximately $1,838.

Commitments and Off-Balance Sheet Arrangements

The Company has entered into capital commitments with Senior Credit Corp, Direct Lending and CapTrin in the amount of $21.4 million, $100.0 million and $50.0 million, respectively.

As of March 31, 2026, unfunded commitments were $3.0 million, $84.2 million and $50.0 million for Senior Credit Corp, Direct Lending and CapTrin, respectively. As of March 31, 2026, the Company also had unfunded commitments of approximately $72.8 million to eleven portfolio companies.

In connection with the initial closing of Trinity Capital SBIC LP on March 13, 2026, the Company committed $5.0 million as a limited partner. As of March 31, 2026, the full $5.0 million commitment remained unfunded. Capital contributions will be made at such times and in such amounts as directed by the general partner in accordance with the terms of the limited partnership agreement.

The Company did not have any other off-balance sheet commitments as of March 31, 2026.

As of December 31, 2025, unfunded commitments were $3.0 million for Senior Credit Corp and $85.1 million for Direct Lending, respectively. As of December 31, 2025, there were no unfunded commitments for CapTrin. As of December 31, 2025, the Company also had unfunded commitments of $82.3 million to ten portfolio companies. The Company did not have any other off-balance sheet commitments as of December 31, 2025.

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2026 and December 31, 2025 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2026, is as follows (in thousands):

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$427,500	$—	$427,500
KeyBank Secured Term Loan Facility	—	—	200,000	—	200,000
August 2026 Notes	125,000	—	—	—	125,000
December 2026 Notes	75,000	—	—	—	75,000
March 2029 Notes	—	—	142,166	—	142,166
September 2029 Notes	—	—	122,215	—	122,215
Series A Notes	—	128,500	14,000	—	142,500
July 2030 Notes	—	—	125,000	—	125,000
Operating Leases	1,402	3,586	3,669	594	9,251
Total Contractual Obligations	$201,402	$132,086	$1,034,550	$594	$1,368,632

Distributions

We intend to pay distributions to our stockholders out of assets legally available for distribution. All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2026 and the year ended December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
September 17, 2025	Quarterly	September 30, 2025	October 15, 2025	0.51
December 17, 2025	Quarterly	December 31, 2025	January 15, 2026	0.51
December 17, 2025	Monthly	January 15, 2026	January 30, 2026	0.17
December 17, 2025	Monthly	February 13, 2026	February 27, 2026	0.17
December 17, 2025	Monthly	March 13, 2026	March 31, 2026	0.17
Total distributions declared during the year ended December 31, 2025				$2.55
March 18, 2026	Monthly	April 15, 2026	April 30, 2026	$0.17
March 18, 2026	Monthly	May 15, 2026	May 29, 2026	0.17
March 18, 2026	Monthly	June 11, 2026	June 30, 2026	0.17
Total distributions declared during the three months ended March 31, 2026				$0.51

Since inception, the Company has declared aggregate dividends of $11.76 per share, inclusive of the distributions summarized above.

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On May 4, 2026, the last reported closing sales price of our common stock on Nasdaq was $16.81 per share, which represented a premium of approximately 26.7% to our net asset value per share of $13.27 as of March 31, 2026. As of May 4, 2026, we had approximately 41 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2026
Second Quarter (through May 4, 2026)	*	$16.81	$14.79	*	*	*
First Quarter	$13.27	$17.06	$14.18	28.6%	6.9%	$0.51
Year Ending December 31, 2025
Fourth Quarter	$13.42	$15.56	$14.28	15.9%	6.4%	$0.51
Third Quarter	$13.31	$16.47	$14.04	23.7%	5.5%	$0.51
Second Quarter	$13.27	$15.52	$13.53	16.9%	1.9%	$0.51
First Quarter	$13.05	$16.56	$14.26	26.9%	9.3%	$0.51
Year Ending December 31, 2024
Fourth Quarter	$13.35	$14.87	$13.11	11.4%	(1.8)%	$0.51
Third Quarter	$13.13	$14.74	$13.57	12.3%	3.4%	$0.51
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51

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

Recent Developments

Equity ATM Program

For the period from April 1, 2026 to May 4, 2026, the Company issued and sold 1,985,521 shares of its common stock at a weighted-average price of $15.14 per share and raised $29.8 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

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

As of March 31, 2026, approximately 82.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”), Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”) and Bank of England Base Rate (“Base Rate”), and approximately 17.5% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility and KeyBank Secured Term Loan are subject to floating interest rates based on SOFR, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our borrowings, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$46,524	$18,825	$27,699
Up 200 basis points	28,048	12,550	15,498
Up 100 basis points	11,274	6,275	4,999
Down 100 basis points	(6,103)	(6,275)	172
Down 200 basis points	(11,400)	(12,550)	1,150
Down 300 basis points	(15,017)	(18,825)	3,808

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of March 31, 2026, we had eleven foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of March 31, 2026 were subject to currency risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 25, 2026, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

During the three months ended March 31, 2026, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended March 31, 2026, pursuant to its amended and restated distribution reinvestment plan (“DRIP”), the Company issued 46,409 shares of its common stock at a weighted average price of $15.77 per share (the “Q1 DRIP Issuance”) in connection with the dividends declared by the Board on December 17, 2025.

On April 30, 2026, pursuant to the DRIP, the Company issued 8,160 shares of its common stock at a price of $16.61 per share to stockholders of record as of April 15, 2026 (together with the Q1 DRIP Issuance, the “DRIP Issuances”).

These DRIP Issuances were made in order to satisfy the reinvestment portion of the Company's distribution and were not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements - Note 7. Stockholder's Equity - Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

TRINITY CAPITAL INC.

Dated: May 6, 2026	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer (Principal Executive Officer)

Dated: May 6, 2026	By:	/s/ Michael Testa
Michael Testa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)