Form 10-Q
period 2026-06-30
Trinity Capital Inc.
filed 2026-08-05
CIK 1786108

PRewhwwrecw20112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39958

TRINITY CAPITAL INC.

(Exact name of registrant as specified in its charter)

Maryland	35-2670395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 N. 1st Street Suite 302 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

(480) 374‑5350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRIN	New York Stock Exchange
NYSE Texas, Inc.
7.875% Notes Due March 2029	TRNZ	New York Stock Exchange
NYSE Texas, Inc.
7.875% Notes Due September 2029	TRNI	New York Stock Exchange
NYSE Texas, Inc.

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

As of August 3, 2026, the registrant had 94,693,574 shares of common stock ($0.001 par value per share) outstanding.

TRINITY CAPITAL INC.

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRINITY CAPITAL INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $140,822 and $107,747, respectively)	$148,781	$123,760
Affiliate investments (cost of $97,310 and $63,422, respectively)	65,538	50,495
Non-Control / Non-Affiliate investments (cost of $2,480,088 and $2,225,715, respectively)	2,517,982	2,243,820
Total investments (cost of $2,718,220 and $2,396,883, respectively)	2,732,301	2,418,075
Cash and cash equivalents	22,177	19,110
Interest receivable	19,259	19,031
Deferred credit facility costs	5,053	5,872
Other assets	26,582	22,431
Total assets	$2,805,372	$2,484,519

LIABILITIES
Credit Facility	$282,100	$373,900
Secured Notes, net of $1,249 and $1,467, respectively, of unamortized deferred financing costs	198,751	198,533
Unsecured Notes, net of $14,469 and $10,118, respectively, of unamortized deferred financing costs and premium/discount	1,017,412	721,763
Distribution payable	—	41,574
Security deposits	2,718	3,008
Accounts payable, accrued expenses and other liabilities	37,542	51,742
Total liabilities	1,538,523	1,390,520

Commitments and contingencies (Note 6)

NET ASSETS
Common stock, $0.001 par value per share (200,000,000 authorized, 94,023,371 and 81,518,294 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	94	82
Paid-in capital in excess of par	1,287,771	1,100,343
Distributable earnings/(accumulated deficit)	(21,016)	(6,426)
Total net assets	1,266,849	1,093,999
Total liabilities and net assets	$2,805,372	$2,484,519
NET ASSET VALUE PER SHARE	$13.47	$13.42

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INVESTMENT INCOME:
Interest and dividend income:
Control investments	$4,048	$2,430	$9,649	$4,758
Affiliate investments	1,774	977	3,893	2,250
Non-Control / Non-Affiliate investments	73,780	63,306	149,378	122,379
Total interest and dividend income	79,602	66,713	162,920	129,387
Fee and other income:
Control investments	633	—	633	—
Affiliate investments	648	597	1,261	1,289
Non-Control / Non-Affiliate investments	6,287	2,173	12,484	4,192
Total fee and other income	7,568	2,770	14,378	5,481
Total investment income	87,170	69,483	177,298	134,868

EXPENSES:
Interest expense and other debt financing costs	24,774	18,044	48,878	35,700
Compensation and benefits	12,428	12,489	29,699	23,134
Professional fees	1,245	1,787	2,464	3,814
General and administrative	2,991	2,246	6,135	4,713
Total gross expenses	41,438	34,566	87,176	67,361
Allocated expenses to Trinity Capital Adviser, LLC	(896)	(508)	(2,029)	(916)
Total net expenses	40,542	34,058	85,147	66,445

NET INVESTMENT INCOME/(LOSS) BEFORE TAXES	46,628	35,425	92,151	68,423
Excise tax expense	639	621	1,674	1,238
NET INVESTMENT INCOME	45,989	34,804	90,477	67,185

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Affiliate investments	—	—	(3,071)	—
Non-Control / Non-Affiliate investments	(774)	(8,262)	(7,633)	(10,416)
Net realized gain/(loss) from investments	(774)	(8,262)	(10,704)	(10,416)

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS:
Control investments	(3,104)	7,912	(8,053)	7,913
Affiliate investments	(3,899)	52	(12,804)	482
Non-Control / Non-Affiliate investments	6,193	6,908	15,321	3,335
Net change in unrealized appreciation/(depreciation) from investments	(810)	14,872	(5,536)	11,730

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$44,405	$41,414	$74,237	$68,499

NET INVESTMENT INCOME PER SHARE - BASIC	$0.51	$0.53	$1.04	$1.05
NET INVESTMENT INCOME PER SHARE - DILUTED	$0.51	$0.53	$1.04	$1.05

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC	$0.49	$0.63	$0.85	$1.07
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - DILUTED	$0.49	$0.63	$0.85	$1.07

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	90,464,413	65,911,570	87,072,704	64,242,822
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	90,464,413	65,911,570	87,072,704	64,242,822

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended June 30, 2026:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of March 31, 2026	87,903,645	$88	$1,185,441	$(19,274)	$1,166,255
Issuance of common stock pursuant to distribution reinvestment plan	26,342	—	452	—	452
Stock-based compensation	—	—	3,346	—	3,346
Issuance of restricted stock awards	24,704	—	—	—	—
Issuance of common stock, net of issuance costs	6,134,888	6	99,475	—	99,481
Retired and forfeited shares of restricted stock	(66,208)	—	(943)	—	(943)
Distributions to stockholders	—	—	—	(46,147)	(46,147)
Net increase/(decrease) in net assets resulting from operations	—	—	—	44,405	44,405
Balance as of June 30, 2026	94,023,371	$94	$1,287,771	$(21,016)	$1,266,849

Three Months Ended June 30, 2025:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of March 31, 2025	63,880,330	$64	$845,531	$(12,200)	$833,395
Issuance of common stock pursuant to distribution reinvestment plan	21,072	—	303	—	303
Stock-based compensation	—	—	3,194	—	3,194
Issuance of restricted stock awards	13,772	—	—	—	—
Issuance of common stock, net of issuance costs	5,717,121	6	81,507	—	81,513
Retired and forfeited shares of restricted stock	(58,149)	—	(768)	—	(768)
Distributions to stockholders	—	—	—	(35,483)	(35,483)
Net increase/(decrease) in net assets resulting from operations	—	—	—	41,414	41,414
Balance as of June 30, 2025	69,574,146	$70	$929,767	$(6,269)	$923,568

Six Months Ended June 30, 2026:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2025	81,518,294	$82	$1,100,343	$(6,426)	$1,093,999
Issuance of common stock pursuant to distribution reinvestment plan	72,751	—	1,184	—	1,184
Stock-based compensation	—	—	6,595	—	6,595
Issuance of restricted stock awards	933,243	1	(1)	—	—
Issuance of common stock, net of issuance costs	11,681,168	11	182,236	—	182,247
Retired and forfeited shares of restricted stock	(182,085)	—	(2,586)	—	(2,586)
Distributions to stockholders	—	—	—	(88,827)	(88,827)
Net increase/(decrease) in net assets resulting from operations	—	—	—	74,237	74,237
Balance as of June 30, 2026	94,023,371	$94	$1,287,771	$(21,016)	$1,266,849

Six Months Ended June 30, 2025:

				Distributable
			Paid In Capital	Earnings /
	Common Stock		in Excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2024	61,669,059	$62	$829,626	$(6,706)	$822,982
Issuance of common stock pursuant to distribution reinvestment plan	41,421	—	600	—	600
Stock-based compensation	—	—	5,803	—	5,803
Issuance of restricted stock awards	333,728	—	—	—	—
Issuance of common stock, net of issuance costs	7,694,584	8	111,973	—	111,981
Retired and forfeited shares of restricted stock	(164,646)	—	(2,463)	—	(2,463)
Additional paid-in capital in connection with Convertible Notes Redemption	—	—	(15,772)	—	(15,772)
Distributions to stockholders	—	—	—	(68,062)	(68,062)
Net increase/(decrease) in net assets resulting from operations	—	—	—	68,499	68,499
Balance as of June 30, 2025	69,574,146	$70	$929,767	$(6,269)	$923,568

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$74,237	$68,499
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Purchase of investments, net of deferred fees	(765,540)	(579,821)
Proceeds from sales and paydowns of investments	467,558	352,098
Net change in unrealized (appreciation)/depreciation from investments	5,536	(11,730)
Net realized (gain)/loss from investments	10,704	10,416
Accretion of original issue discounts and end of term payments on investments	(29,567)	(23,406)
Amortization of deferred financing costs	2,982	2,384
Stock-based compensation	6,595	5,803
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable	(228)	(1,122)
(Increase)/Decrease in other assets	(2,160)	(707)
Increase/(Decrease) in security deposits	(290)	(2,554)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	(14,181)	(6,733)
Net cash provided by/(used in) operating activities	(244,354)	(186,873)

Cash flows provided by/(used in) investing activities:
Disposal/(Acquisition) of fixed assets	(445)	(286)
Net cash provided by/(used in) investing activities	(445)	(286)

Cash flows provided by/(used in) financing activities
Issuance of common stock, net of issuance costs	177,764	111,981
Retirement of employee shares	(2,586)	(2,463)
Cash distributions paid	(129,217)	(63,430)
Issuance of Unsecured Notes, net of issuance costs	293,705	5,451
Repayment of Unsecured Notes	—	(217,756)
Borrowings under Credit Facility	915,800	727,200
Repayments under Credit Facility	(1,007,600)	(357,200)
Net cash provided by/(used in) financing activities	247,866	203,783

Net increase/(decrease) in cash, cash equivalents and restricted cash	3,067	16,624
Cash, cash equivalents and restricted cash at beginning of period	19,110	9,627
Cash, cash equivalents and restricted cash at end of period	$22,177	$26,251

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental and non-cash investing and financing activities:
Cash paid for interest	$45,616	$33,035
Income tax, including excise tax, paid	2,876	2,722
Non-cash purchase of investments through issuance of common stock	4,483	—
Distribution payable	—	35,483
Distributions reinvested	1,184	600

See accompanying notes to unaudited consolidated financial statements.

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States

Artificial Intelligence ("AI") Automation & Infrastructure
Augmented Reality Concepts, Inc.	Secured Loan	June 17, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$14,110	$13,930	$14,015	(8)(14)(19)(22)

Cirrascale Cloud Services, LLC	Equipment Financing	June 27, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$2,060	$3,012	$3,013	(9)(14)(19)
	Equipment Financing	October 22, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	3,349	4,258	4,229	(9)(14)(19)
Total Cirrascale Cloud Services, LLC					5,409	7,270	7,242

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$143	$144	$146	(9)(10)(14)(19)(22)

iGrafx, LLC	Secured Loan	November 12, 2025	November 12, 2028	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$24,875	$24,580	$24,817	(8)(20)

K2View Inc.	Secured Loan	May 30, 2025	June 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 2.5%	$15,000	$14,876	$15,263	(8)(14)

Path Robotics, Inc.	Secured Loan	April 28, 2026	May 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 10.8%; EOT 2.8%	$18,722	$17,869	$17,869	(8)(14)(19)

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$3,305	$3,350	$3,393	(9)(14)(19)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$11,400	$11,287	$11,067	(8)(9)(14)(19)

Together Computer, Inc.	Equipment Financing	June 29, 2026	July 1, 2029	Fixed interest rate 11.0%; EOT 4.5%	$49,397	$49,158	$49,158	(14)(19)

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$6,600	$6,571	$6,657	(8)(14)(19)

Trin H OpCo I LLC	Equipment Financing	April 29, 2026	March 1, 2029	Fixed interest rate 14.9%; EOT 0.0%	$24,025	$23,760	$23,760	(25)

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$36,000	$35,383	$35,269	(8)(14)(19)
	Secured Loan	October 2, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	13,500	13,299	13,236	(8)(14)(19)
Total Uniphore Technologies Inc.					49,500	48,682	48,505

Sub-total: AI Automation & Infrastructure (17.5%)*					$222,486	$221,477	$221,892

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Biotechnology
Candel Therapeutics, Inc.	Secured Loan	October 14, 2025	October 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 9.8%; EOT 4.3%	$43,500	$42,471	$42,707	(8)(9)(10)(14)(19)

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$43,000	$43,328	$44,300	(8)(9)(14)(19)

Sub-total: Biotechnology (6.9%)*					$86,500	$85,799	$87,007

Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	July 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$13,163	$13,558	$13,727	(9)(10)(14)(19)
	Equipment Financing	June 30, 2025	July 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	2,141	2,205	2,232	(9)(10)(14)(19)
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	4,812	4,907	4,962	(9)(10)(14)(19)
	Equipment Financing	December 23, 2025	January 1, 2031	Fixed interest rate 12.4%; EOT 9.0%	13,561	13,705	13,757	(9)(10)(14)(19)
Total AST & Science, LLC					33,677	34,375	34,678

Vertical Communications, Inc.	Secured Loan	August 23, 2021	December 1, 2027	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 23.8%	$12,600	$15,764	$13,115	(8)(25)
	Secured Loan	July 16, 2025	December 1, 2026	Fixed interest rate 11.5%; EOT 0.0%	1,000	1,000	832	(25)
	Secured Loan	September 9, 2025	December 1, 2026	Fixed interest rate 11.5%; EOT 0.0%	500	500	416	(25)
Total Vertical Communications, Inc.					14,100	17,264	14,363

Sub-total: Connectivity (3.9%)*					$47,777	$51,639	$49,041

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 12, 2025	October 1, 2028	Fixed interest rate 11.6%; EOT 3.0%	$4,205	$4,208	$4,284	(9)(14)(19)(22)

Clutch, Inc.	Secured Loan	June 30, 2026	June 30, 2031	Variable interest rate SOFR 3 Month Term + 6.2% or Floor rate 8.2%; EOT 0.0%	$30,000	$29,700	$29,700	(8)(20)

Ogee, Inc.	Secured Loan	February 14, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$4,700	$4,847	$4,773	(8)(14)(19)
	Secured Loan	September 29, 2023	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,840	4,773	(8)(14)(19)
	Secured Loan	August 1, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,816	4,773	(8)(14)(19)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	4,700	4,546	4,773	(8)(14)(19)
Total Ogee, Inc.					18,800	19,049	19,092

Quip NYC, Inc.	Secured Loan	September 30, 2025	September 1, 2028	Variable interest rate Prime + 9.0% or Floor rate 12.3%; EOT 0.0%	$2,742	$2,739	$2,736	(8)

Rinse, Inc.	Secured Loan	May 14, 2026	June 1, 2031	Variable interest rate Prime + 6.5% or Floor rate 11.3%; EOT 3.8%	$8,043	$8,183	$7,955	(8)(14)

Sub-total: Consumer Products & Services (5.0%)*					$63,790	$63,879	$63,767

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Diagnostics & Tools
Artera Inc.	Secured Loan	March 13, 2026	February 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.0%; EOT 4.5%	$6,600	$6,537	$6,588	(8)(9)(14)(19)(22)

Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$14,200	$13,930	$14,107	(8)(9)(14)(19)

Sub-total: Diagnostics & Tools (1.6%)*					$20,800	$20,467	$20,695

Digital Assets Technology and Services
Inca Digital, Inc.	Secured Loan	December 2, 2025	December 2, 2026	Fixed interest rate 12.5%; EOT 0.0%	$6,000	$5,962	$6,178

Sub-total: Digital Assets Technology and Services (0.5%)*					$6,000	$5,962	$6,178

Education Technology
Yellowbrick Learning, Inc.	Secured Loan	February 1, 2021	September 1, 2027	Fixed interest rate 2.0%; EOT 5.0%	$7,500	$7,865	$7,176
	Secured Loan	August 10, 2021	September 1, 2027	Fixed interest rate 2.0%; EOT 5.0%	2,500	2,622	2,392
Total Yellowbrick Learning, Inc.					10,000	10,487	9,568

Sub-total: Education Technology (0.8%)*					$10,000	$10,487	$9,568

Finance and Insurance
Alt Lending SPV II, LLC	Secured Loan	July 8, 2025	July 8, 2028	Variable interest rate SOFR 1 Month Term + 9.0% or Floor rate 11.0%; EOT 0.0%	$21,547	$21,223	$21,224	(8)(10)(12)(21)

Beam Technologies, Inc.	Secured Loan	August 30, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0% + PIK Fixed Interest Rate 1.5%; EOT 2.0%	$30,040	$30,616	$30,236	(8)(9)(14)(15)(19)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0% + PIK Fixed Interest Rate 1.5%; EOT 2.0%	2,406	2,454	2,422	(8)(9)(14)(15)(19)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	395	395	270	(9)(19)
Total Beam Technologies, Inc.					32,841	33,465	32,928

Centivo Corporation	Secured Loan	July 31, 2024	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	$3,822	$3,807	$3,871	(8)(9)(14)(15)(19)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,808	3,719	3,748	(8)(9)(14)(15)(19)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,803	3,723	3,757	(8)(9)(14)(15)(19)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	7,584	7,416	7,485	(8)(9)(14)(15)(19)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 11.3% + PIK Fixed Interest Rate 1.0%; EOT 2.0%	3,790	3,702	3,737	(8)(9)(14)(15)(19)
Total Centivo Corporation					22,807	22,367	22,598

Cherry Technologies, Inc.	Secured Loan	March 29, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$7,235	$7,508	$7,448	(8)(9)(14)(19)
	Secured Loan	July 31, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	7,235	7,513	7,439	(8)(9)(14)(19)
Total Cherry Technologies, Inc.					14,470	15,021	14,887

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Secured Loan	June 25, 2026	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$73,120	$74,947	$74,102	(8)(14)(19)

Inshur, Inc.	Secured Loan	June 10, 2025	July 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 2.5%	$25,000	$24,788	$24,648	(8)(14)

Kafene, Inc.	Secured Loan	January 5, 2024	February 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 13.0%; EOT 1.0%	$12,500	$12,623	$12,768	(8)(14)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.9%	$4,270	$4,190	$4,318	(8)(9)(14)(19)
	Secured Loan	May 28, 2026	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.9%	1,220	1,152	1,152	(8)(9)(14)(19)
Total Kard Financial, Inc.					5,490	5,342	5,470

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$2,040	$2,029	$2,075	(8)(9)(14)(19)
	Secured Loan	December 15, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	1,020	1,007	1,016	(8)(9)(14)(19)
Total Lendflow, Inc.					3,060	3,036	3,091

Mesa Financial, Inc.	Secured Loan	August 29, 2024	February 28, 2027	Variable interest rate SOFR 1 Month Term + 10.3% or Floor rate 12.3%; EOT 0.0%	$16,165	$16,123	$16,123	(8)(10)(12)(21)

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$6,450	$6,340	$6,535	(8)(14)(19)

Parafin SPV 2, LLC	Secured Loan	March 17, 2026	March 13, 2029	Variable interest rate SOFR 1 Month Term + 7.3% or Floor rate 9.3%; EOT 0.0%	$21,130	$21,130	$21,130	(8)(10)(12)(21)

PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$5,700	$5,656	$5,602	(8)(9)(14)(19)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	5,700	5,594	5,507	(8)(9)(14)(19)
Total PatientFi, Inc.					11,400	11,250	11,109

Slope Tech, Inc.	Secured Loan	October 5, 2022	February 27, 2028	Variable interest rate SOFR 1 Month Term + 10.8% or Floor rate 11.8%; EOT 0.0%	$5,558	$5,545	$5,545	(8)(10)(12)(21)

Thrivory, Inc.	Secured Loan	September 9, 2025	October 1, 2027	Variable interest rate SOFR 1 Month Term + 10.5% or Floor rate 12.5%; EOT 0.0%	$6,083	$6,043	$6,043	(8)(10)(12)(21)

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$12,150	$12,153	$12,401	(8)(9)(14)(19)
	Secured Loan	December 9, 2025	September 22, 2027	Fixed interest rate 6.0%; EOT 0.0%	405	405	420	(9)(16)(19)
Total Wisetack, Inc.					12,555	12,558	12,821

Sub-total: Finance and Insurance (23.0%)*					$290,176	$291,801	$291,022

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	February 17, 2023	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$799	$1,898	$1,886	(9)(14)(19)

Sub-total: Food and Agriculture Technologies (0.1%)*					$799	$1,898	$1,886

Energy & Resource Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	June 16, 2023	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	$2,738	$2,979	$3,043	(9)(14)(19)
	Equipment Financing	June 27, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	7,927	8,417	8,610	(9)(14)(19)
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	8,872	9,253	9,338	(9)(14)(19)
	Equipment Financing	December 24, 2025	December 1, 2030	Fixed interest rate 11.4%; EOT 6.0%	53,352	53,688	53,928	(9)(14)(19)
Total Commonwealth Fusion Systems, LLC					72,889	74,337	74,919

Electric Hydrogen Co.	Equipment Financing	December 22, 2023	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	$2,665	$3,164	$3,109	(9)(14)(19)
	Equipment Financing	June 27, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	2,186	2,527	2,502	(9)(14)(19)
	Equipment Financing	September 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	1,288	1,490	1,466	(9)(14)(19)
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	314	357	351	(9)(14)(19)
	Equipment Financing	March 31, 2026	April 1, 2030	Fixed interest rate 12.2%; EOT 10.0%	529	533	532	(14)(19)
	Secured Loan	April 30, 2026	April 30, 2027	Fixed interest rate 8.0%; EOT 0.0%	23	23	23	(9)(16)(19)
Total Electric Hydrogen Co.					7,005	8,094	7,983

Form Energy Inc.	Equipment Financing	October 21, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$15,818	$16,427	$16,489	(9)(14)(19)
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	4,411	4,541	4,554	(9)(14)(19)
Total Form Energy Inc.					20,229	20,968	21,043

Luxwall, Inc.	Equipment Financing	June 4, 2026	December 1, 2029	Fixed interest rate 10.1%; EOT 3.5%	$7,800	$7,720	$7,720	(14)(19)

SeaOn Global, LLC	Equipment Financing	August 17, 2022	September 1, 2026	Fixed interest rate 9.3%; EOT 11.0%	$160	$517	$511

Torus Inc.	Equipment Financing	February 17, 2026	August 1, 2029	Fixed interest rate 11.9%; EOT 5.0%	$5,396	$5,439	$5,482	(9)(14)(19)(22)
	Equipment Financing	May 1, 2026	December 1, 2029	Fixed interest rate 11.5%; EOT 5.0%	846	848	848	(14)(19)(22)
	Equipment Financing	June 18, 2026	January 1, 2030	Fixed interest rate 11.9%; EOT 5.0%	1,386	1,384	1,384	(14)(19)(22)
Total Torus Inc.					7,628	7,671	7,714

Sub-total: Energy & Resource Technology (9.5%)*					$115,711	$119,307	$119,890

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$5,700	$5,681	$5,657	(8)(9)(14)(19)
	Secured Loan	October 29, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	2,280	2,257	2,244	(8)(9)(14)(19)
	Secured Loan	May 29, 2026	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	2,280	2,239	2,239	(8)(9)(14)(19)
Total B.Well Connected Health, Inc.					10,260	10,177	10,140

Lightning Step Technologies, LLC	Secured Loan	August 6, 2025	August 6, 2030	Variable interest rate SOFR 3 Month Term + 7.1%; EOT 0.0%	$9,000	$8,850	$8,788	(8)(14)
	Secured Loan	October 22, 2025	August 6, 2030	Variable interest rate SOFR 3 Month Term + 7.1%; EOT 0.0%	9,000	8,843	8,956	(8)
Total Lightning Step Technologies, LLC					18,000	17,693	17,744

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$8,125	$8,035	$7,785	(8)(9)(14)(19)
	Secured Loan	October 2, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	8,125	8,134	7,893	(8)(9)(14)(19)
Total Paytient Technologies, Inc.					16,250	16,169	15,678

Pearl Health, Inc.	Secured Loan	June 17, 2026	July 1, 2031	Variable interest rate Prime + 5.3% or Floor rate 12.0%; EOT 2.0%	$18,500	$18,234	$18,234	(8)(14)(19)(24)

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$21,500	$21,173	$21,350	(8)(14)(19)

WorkWell Prevention & Care Inc.	Secured Loan	December 31, 2022	February 1, 2028	Variable interest rate Prime + 5.0% or Floor rate 6.0%; EOT 0.0%	$500	$500	$500	(8)(25)

Sub-total: Healthcare Technology (6.6%)*					$85,010	$83,946	$83,646

Human Resource Technology
Nomad Health, Inc.	Secured Loan	June 12, 2024	September 30, 2027	Fixed interest rate 10.0%; EOT 0.0%	$500	$500	$—	(18)(25)
	Secured Loan	September 30, 2025	September 30, 2027	Fixed interest rate 7.5%; EOT 0.0%	11,401	11,401	—	(18)(25)
Total Nomad Health, Inc.					11,901	11,901	—

Sub-total: Human Resource Technology (0.0%)*					$11,901	$11,901	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Industrials
3DEO, Inc.	Equipment Financing	February 1, 2025	February 1, 2028	Fixed interest rate 0.1%; EOT 2.2%	$1,806	$1,826	$—	(18)

Sub-total: Industrials (0.0%)*					$1,806	$1,826	$—

Marketing, Media, and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$34,400	$31,716	$32,498	(8)(9)(14)(19)
	Secured Loan	February 17, 2026	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	12,200	11,953	11,526	(8)(9)(14)(19)
Total Angel Studios, Inc.					46,600	43,669	44,024

Grabit Interactive Media, Inc.	Secured Loan	April 8, 2022	November 1, 2026	Variable interest rate Prime + 7.5% or Floor rate 10.8%; EOT 2.5%	$754	$864	$864	(8)(14)

Rarefied Atmosphere, Inc.	Secured Loan	June 26, 2026	June 1, 2031	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$58,953	$60,130	$59,504	(8)(14)(19)

Vox Media Holdings, Inc.	Secured Loan	October 18, 2022	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$9,974	$10,115	$9,880	(8)(9)(14)(19)
	Secured Loan	December 29, 2022	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	5,251	5,313	5,201	(8)(9)(14)(19)
Total Vox Media Holdings, Inc.					15,225	15,428	15,081

Sub-total: Marketing, Media, and Entertainment (9.4%)*					$121,532	$120,091	$119,473

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	June 24, 2024	July 1, 2028	Fixed interest rate 10.9%; EOT 7.5%	$12,671	$14,168	$12,721	(9)(14)(19)
	Equipment Financing	September 30, 2024	October 1, 2028	Fixed interest rate 11.3%; EOT 7.5%	5,417	6,007	5,403	(9)(14)(19)
Total Apiject Holdings, Inc.					18,088	20,175	18,124

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$3,150	$3,151	$3,223	(8)(9)(14)(19)
	Secured Loan	January 15, 2026	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	3,150	3,130	3,159	(8)(9)(19)
Total Cagent Vascular, Inc.					6,300	6,281	6,382

Cala Health, Inc.	Secured Loan	February 24, 2026	March 1, 2031	Variable interest rate Prime + 1.5% or Floor rate 10.0% + PIK Fixed Interest Rate 1.5%; EOT 4.5%	$25,090	$24,818	$24,984	(8)(15)(19)

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Elucent Medical, Inc.	Secured Loan	June 30, 2026	June 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.8%; EOT 3.5%	$28,200	$27,803	$27,812	(8)(14)(19)

Emboline, Inc.	Secured Loan	March 3, 2026	April 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.5%; EOT 4.0%	$9,150	$9,055	$9,126	(8)(9)(14)(19)

Iantrek, Inc.	Secured Loan	April 14, 2026	April 14, 2031	Variable interest rate Prime + 3.5% or Floor rate 10.3%; EOT 4.0%	$4,300	$4,186	$4,186	(8)(19)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$28,200	$28,340	$28,027	(8)(14)(19)
	Secured Loan	September 25, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	4,700	4,723	4,671	(8)(14)(19)
Total Lightforce Orthodontics, Inc.					32,900	33,063	32,698

Monteris Medical US, Inc.	Secured Loan	March 3, 2026	March 1, 2031	Variable interest rate Prime + 4.3% or Floor rate 11.0%; EOT 4.0%	$32,900	$32,238	$32,988	(8)(14)(19)

Neurolens, Inc.	Secured Loan	September 29, 2023	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	$20,000	$20,229	$20,592	(8)(14)
	Secured Loan	January 21, 2025	October 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 11.5%; EOT 3.0%	15,000	15,074	14,884	(8)
Total Neurolens, Inc.					35,000	35,303	35,476

Neuros Medical, Inc.	Secured Loan	December 11, 2025	January 1, 2031	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 4.0%	$13,816	$13,869	$13,734	(8)(19)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$4,400	$4,348	$4,379	(8)(14)(19)

Restor3d, Inc.	Secured Loan	June 4, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$3,995	$4,034	$4,115	(8)(9)(14)(19)

Vital Connect, Inc.	Secured Loan	July 3, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$27,650	$27,908	$28,631	(8)(9)(14)(19)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,937	8,145	(8)(9)(14)(19)
	Secured Loan	December 17, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	7,900	7,877	7,944	(8)(9)(14)(19)
Total Vital Connect, Inc.					43,450	43,722	44,720

Sub-total: Medical Devices (20.4%)*					$257,589	$258,895	$258,724

Multi-Sector Holdings
Senior Credit Corp 2022 LLC	Secured Loan	January 30, 2023	December 5, 2028	Fixed interest rate 8.5%; EOT 0.0%	$12,885	$12,885	$12,885	(10)(25)

Sub-total: Multi-Sector Holdings (1.0%)*					$12,885	$12,885	$12,885

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Other Healthcare Services
Cellares Corporation	Secured Loan	August 2, 2024	August 31, 2026	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	$47,000	$48,872	$48,881	(8)(19)

LHV Newco LLC	Secured Loan	February 5, 2026	February 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$14,400	$14,331	$14,371	(8)(9)(14)(19)

Metabolon, Inc.	Secured Loan	March 28, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	$45,125	$45,285	$45,826	(8)(15)
	Secured Loan	October 1, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	5,269	5,303	5,302	(8)(14)(15)
	Secured Loan	January 6, 2025	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 10.0% + PIK Fixed Interest Rate 3.0%; EOT 4.8%	2,614	2,620	2,620	(8)(15)
Total Metabolon, Inc.					53,008	53,208	53,748

Renalogic Holdings, Inc.	Secured Loan	June 30, 2025	June 30, 2030	Variable interest rate SOFR 3 Month Term + 5.8%; EOT 0.0%	$62,865	$61,844	$62,584	(8)(14)(20)

Velentium, Inc.	Secured Loan	May 24, 2024	May 24, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 5.3%	$8,500	$8,638	$8,641	(8)(9)(14)

Sub-total: Other Healthcare Services (14.9%)*					$185,773	$186,893	$188,225

Real Estate Technology
Knockaway, Inc.	Secured Loan	September 29, 2023	September 1, 2028	Fixed interest rate 5.0% + PIK Fixed Interest Rate 5.0%; EOT 0.0%	$24,041	$23,949	$20,867	(14)(15)(25)
	Secured Loan	May 14, 2025	May 14, 2027	Fixed interest rate 4.0%; EOT 0.0%	1,600	1,600	1,615	(16)(25)
Total Knockaway, Inc.					25,641	25,549	22,482

Knockaway Trinity Holdings, LLC	Secured Loan	December 6, 2023	December 27, 2027	Variable interest rate SOFR 1 Month Term + 9.3% or Floor rate 13.8%; EOT 0.0%	$2,958	$2,955	$2,955	(8)(10)(12)(21)(25)

Orchard Technologies, Inc.	Secured Loan	January 27, 2026	January 31, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 8.0%	14,240	15,382	12,111	(8)(25)
	Secured Loan	January 27, 2026	January 1, 2030	Variable interest rate Prime + 0.0% or Floor rate 0.0%; EOT 0.0%	8,300	8,300	6,115	(8)(16)(25)
Total Orchard Technologies, Inc.					22,540	23,682	18,226

Sub-total: Real Estate Technology (3.4%)*					$51,139	$52,186	$43,663

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("SaaS")
Consensus Sales, LLC	Secured Loan	June 5, 2026	June 5, 2031	Variable interest rate SOFR 1 Month Term + 7.2% or Floor rate 6.0%; EOT 0.0%	$26,845	$26,639	$26,638	(8)(20)(24)

Cpacket Networks, Inc.	Secured Loan	January 29, 2024	February 1, 2029	Variable interest rate Prime + 3.5% or Floor rate 12.0% + PIK Fixed Interest Rate 1.3%; EOT 3.0%	$20,866	$21,053	$21,133	(8)(9)(14)(15)

CW AcquisitionsCo	Secured Loan	June 12, 2026	June 12, 2032	Variable interest rate SOFR 3 Month Term + 8.5% or Floor rate 9.5%; EOT 0.0%	$20,000	$19,796	$19,796	(8)(20)

Eyelit Technologies, Inc.	Secured Loan	November 4, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	$3,250	$3,206	$3,203	(8)(14)(19)(20)(22)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	5,720	5,641	5,639	(8)(14)(19)(20)(22)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	650	640	646	(8)(14)(19)(20)(22)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	1,625	1,599	1,595	(8)(14)(19)(20)(22)
	Secured Loan	March 2, 2026	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	780	766	762	(8)(14)(19)(20)(22)
Total Eyelit Technologies, Inc.					12,025	11,852	11,845

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$24,536	$24,200	$24,331	(8)(14)(19)(20)
	Secured Loan	June 23, 2026	December 31, 2026	Variable interest rate SOFR 3 Month Term + 7.8% or Floor rate 8.8%; EOT 0.0%	1,998	1,998	1,998	(8)(19)(20)
Total Hometown Ticketing, Inc.					26,534	26,198	26,329

CCP InterGalactic Buyer, LLC	Secured Loan	September 15, 2025	September 15, 2030	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	$7,500	$7,383	$7,511	(8)(20)
	Secured Loan	February 9, 2026	September 15, 2030	Variable interest rate SOFR 3 Month Term + 5.5%; EOT 0.0%	6,587	6,476	6,580	(8)(20)
Total CCP InterGalactic Buyer, LLC					14,087	13,859	14,091

Kibo Software, Inc.	Secured Loan	May 22, 2026	May 22, 2031	Variable interest rate SOFR 3 Month Term + 5.8% or Floor rate 6.8%; EOT 0.0%	$35,000	$34,658	$34,658	(8)(20)

OrgChart, LLC	Secured Loan	January 13, 2026	January 13, 2031	Variable interest rate SOFR 1 Month Term + 5.5%; EOT 0.0%	$24,938	$24,711	$25,170	(8)(20)

ServiceTrade, Inc.	Secured Loan	April 17, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 8.0% or Floor rate 9.0%; EOT 0.0%	$9,790	$9,790	$9,986	(8)(14)(19)(20)
	Secured Loan	April 17, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 4.8% or Floor rate 5.8%; EOT 0.0%	890	877	877	(8)(14)(19)(20)
	Secured Loan	May 5, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 4.8% or Floor rate 5.8%; EOT 0.0%	1,780	1,754	1,754	(8)(14)(19)(20)
	Secured Loan	May 29, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 4.8% or Floor rate 5.8%; EOT 0.0%	1,780	1,753	1,753	(8)(14)(19)(20)
	Secured Loan	June 29, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 4.8% or Floor rate 5.8%; EOT 0.0%	8,010	7,886	7,886	(8)(14)(19)(20)
Total ServiceTrade, Inc.					22,250	22,060	22,256

Silk Technologies, Inc.	Secured Loan	November 4, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$16,200	$16,049	$16,205	(8)(9)(14)(19)

SOCi, Inc.	Secured Loan	October 3, 2024	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.9%; EOT 0.0%	$35,557	$35,030	$35,557	(8)(14)(19)(20)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.9%; EOT 0.0%	3,241	3,190	3,241	(8)(14)(19)(20)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	1,629	1,601	1,629	(8)(14)(19)(20)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.9%; EOT 0.0%	1,714	1,684	1,714	(8)(14)(19)(20)
Total SOCi, Inc.					42,141	41,505	42,141

Steno Agency, Inc.	Secured Loan	June 21, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$3,740	$3,721	$3,823	(8)(9)(14)(19)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,682	3,739	(8)(9)(14)(19)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	3,650	3,578	3,627	(8)(9)(14)(19)
Total Steno Agency, Inc.					11,040	10,981	11,189

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Ticketure LLC	Secured Loan	July 25, 2025	July 25, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	$24,813	$24,407	$24,205	(8)(14)(20)
	Secured Loan	January 29, 2026	July 25, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	995	977	993	(8)(20)
	Secured Loan	April 9, 2026	July 25, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	13,878	13,836	13,836	(8)(20)
Total Ticketure LLC					39,686	39,220	39,034

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	$37,600	$37,076	$36,812	(8)(19)(20)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	1,880	1,851	1,814	(8)(14)(19)(20)
	Secured Loan	March 3, 2026	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	1,645	1,615	1,603	(8)(19)(20)
Total Xytech Systems, LLC					41,125	40,542	40,229

Sub-total: SaaS (27.7%)*					$352,737	$349,123	$350,714

Space Technology
Astranis Space Technology Corporation	Equipment Financing	September 27, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	$1,340	$1,402	$1,409	(9)(14)(19)
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	3,227	3,284	3,324	(9)(14)(19)
	Equipment Financing	October 30, 2025	November 1, 2028	Fixed interest rate 11.7%; EOT 4.0%	846	856	866	(9)(14)(19)
	Equipment Financing	March 30, 2026	April 1, 2029	Fixed interest rate 11.7%; EOT 4.0%	1,875	1,870	1,885	(14)(19)
	Equipment Financing	June 25, 2026	July 1, 2029	Fixed interest rate 11.6%; EOT 4.0%	1,406	1,393	1,393	(14)(19)
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	43,000	41,726	42,906	(8)(9)(14)(19)
Total Astranis Space Technology Corporation					51,694	50,531	51,783

Hermeus Corporation	Equipment Financing	March 23, 2026	October 1, 2029	Fixed interest rate 11.3%; EOT 4.0%	$14,750	$14,507	$14,615	(9)(14)(19)
	Equipment Financing	May 22, 2026	December 1, 2029	Fixed interest rate 11.3%; EOT 4.0%	2,450	2,398	2,398	(14)(19)
Total Hermeus Corporation					17,200	16,905	17,013

Impulse Space, Inc.	Equipment Financing	June 18, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$317	$337	$340	(9)(14)(19)(22)
	Equipment Financing	September 13, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	276	288	292	(9)(14)(19)(22)
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	292	301	306	(9)(14)(19)(22)
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	346	354	357	(9)(14)(19)(22)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	448	451	457	(9)(14)(19)(22)
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	2,225	2,221	2,249	(9)(14)(19)(22)
Total Impulse Space, Inc.					3,904	3,952	4,001

Kymeta Corporation	Secured Loan	July 3, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$7,900	$7,833	$8,068	(8)(9)(14)(19)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	7,900	7,939	8,089	(8)(9)(14)(19)
Total Kymeta Corporation					15,800	15,772	16,157

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Slingshot Aerospace, Inc.	Secured Loan	July 12, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$23,700	$23,766	$24,263	(8)(9)(14)(19)
	Secured Loan	August 7, 2024	April 30, 2027	Fixed interest rate 10.0%; EOT 0.0%	500	500	533
Total Slingshot Aerospace, Inc.					24,200	24,266	24,796

Sub-total: Space Technology (9.0%)*					$112,798	$111,426	$113,750

Supply Chain Technology
Inktavo, LLC	Secured Loan	October 15, 2025	October 15, 2031	Variable interest rate SOFR 3 Month Term + 6.8%; EOT 0.0%	$67,331	$66,143	$67,079	(8)(20)

Macrofab, Inc.	Secured Loan	July 21, 2023	August 1, 2027	PIK Variable interest rate Prime + 5.5% or Floor rate 13.3%; EOT 4.5%	$19,926	$20,763	$16,116	(8)(18)

Nucleus RadioPharma, Inc.	Equipment Financing	June 4, 2024	July 1, 2027	Fixed interest rate 11.8%; EOT 4.0%	$159	$173	$174	(9)(14)
	Equipment Financing	December 23, 2024	January 1, 2028	Fixed interest rate 12.3%; EOT 4.0%	921	966	973	(9)(14)
	Equipment Financing	September 9, 2025	October 1, 2028	Fixed interest rate 12.0%; EOT 4.0%	1,095	1,111	1,126	(9)(14)
Total Nucleus RadioPharma, Inc.					2,175	2,250	2,273

Sub-total: Supply Chain Technology (6.7%)*					$89,432	$89,156	$85,468

Transportation Technology
EH Leasing Company, LLC	Equipment Financing	November 1, 2025	November 1, 2029	Fixed interest rate 14.4%; EOT 18.7%	$4,609	$5,286	$4,478	(19)

NextCar Holding Company, Inc.	Secured Loan	November 4, 2025	September 30, 2026	Fixed interest rate 10.0%; EOT 0.0%	$1,785	$1,785	$1,428	(18)

Get Spiffy, Inc.	Secured Loan	July 14, 2023	January 14, 2028	Variable interest rate Prime + 4.5% or Floor rate 12.3%; EOT 6.0%	$9,741	$10,120	$9,302	(8)(9)(15)

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- United States, Continued

Uveye, Inc.	Equipment Financing	December 26, 2024	January 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	$10,914	$11,007	$11,115	(14)
	Equipment Financing	March 28, 2025	April 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	3,148	3,163	3,194	(14)
	Equipment Financing	May 15, 2025	June 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	833	835	844	(14)
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	2,699	2,702	2,731	(14)
	Equipment Financing	August 13, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 1.0%	7,141	7,133	7,211	(14)
	Equipment Financing	September 26, 2025	October 1, 2028	Fixed interest rate 11.9%; EOT 1.0%	4,767	4,756	4,798	(14)
	Equipment Financing	November 20, 2025	December 1, 2028	Fixed interest rate 11.7%; EOT 1.0%	11,306	11,258	11,330	(14)
	Equipment Financing	December 17, 2025	January 1, 2029	Fixed interest rate 11.6%; EOT 1.0%	7,395	7,356	7,381	(14)
	Equipment Financing	January 30, 2026	February 1, 2029	Fixed interest rate 12.0%; EOT 1.0%	4,297	4,268	4,284	(14)
	Equipment Financing	March 24, 2026	April 1, 2029	Fixed interest rate 11.8%; EOT 1.0%	7,049	6,994	7,015	(14)
	Equipment Financing	May 7, 2026	June 1, 2029	Fixed interest rate 11.4%; EOT 1.0%	6,570	6,511	6,511	(14)
	Equipment Financing	June 18, 2026	July 1, 2029	Fixed interest rate 11.7%; EOT 1.0%	8,379	8,295	8,295	(14)
Total Uveye, Inc.					74,498	74,278	74,709

Zuum Transportation, Inc.	Secured Loan	December 17, 2021	January 1, 2027	Variable interest rate Prime + 6.0% or Floor rate 10.8%; EOT 2.5%	$4,636	$4,731	$1,185	(8)(18)

Sub-total: Transportation Technology (7.2%)*					$95,269	$96,200	$91,102

Total: Debt Securities- United States (175.1%)*					$2,241,910	$2,247,244	$2,218,596

Debt Securities- Canada

Construction Technology
Nexii, Inc.	Secured Loan	July 24, 2024	July 1, 2027	Fixed interest rate 10.0%; EOT 0.0%	$365	$365	$332	(10)(25)

Sub-total: Construction Technology (0.0%)*					$365	$365	$332

Real Estate Technology
Maple Raptor Acquisition Inc. (dba Rentsync)	Secured Loan	April 28, 2025	April 28, 2030	Variable interest rate CORRA 3 Month Term + 9.4%; EOT 0.0%	$19,658	$19,345	$19,292	(8)(10)(20)
	Secured Loan	December 23, 2025	April 28, 2030	Variable interest rate CORRA 3 Month Term + 9.4%; EOT 0.0%	7,490	7,356	7,287	(8)(10)(20)
Total Maple Raptor Acquisition Inc. (dba Rentsync)					27,148	26,701	26,579

Sub-total: Real Estate Technology (2.1%)*					$27,148	$26,701	$26,579

Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$14,324	$14,630	$14,511	(9)(10)(14)(19)
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	2,005	2,022	2,011	(9)(10)(14)(19)
Total Earthdaily Constellation Holdings, LP					16,329	16,652	16,522

Sub-total: Space Technology (1.3%)*					$16,329	$16,652	$16,522

Supply Chain Technology
GoFor Delivers, Inc.	Secured Loan	June 28, 2024	July 1, 2028	Variable interest rate Prime + 3.5% or Floor rate 12.0%; EOT 2.5%	$6,000	$6,096	$5,808	(8)(10)(14)(25)

Sub-total: Supply Chain Technology (0.5%)*					$6,000	$6,096	$5,808

Total: Debt Securities- Canada (3.9%)*					$49,842	$49,814	$49,241

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Maturity Date	Interest Rate (4)	Principal Amount (5)	Cost	Fair Value (6)	Footnotes
Debt Securities- Europe

Consumer Products & Services
Motorway Online, Ltd	Secured Loan	December 23, 2025	June 1, 2030	Variable interest rate Base Rate + 7.9% or Floor rate 11.7%; EOT 2.8%	$20,205	$19,786	$20,086	(8)(10)

Sub-total: Consumer Products & Services (1.6%)*					$20,205	$19,786	$20,086

Finance and Insurance
Wayflyer Limited	Secured Loan	June 9, 2026	August 1, 2030	Variable interest rate SOFR 1 Month Term + 8.3% or Floor rate 11.7%; EOT 4.3%	$35,000	$34,806	$34,806	(8)(10)(12)

Sub-total: Finance and Insurance (2.7%)*					$35,000	$34,806	$34,806

Healthcare Technology
Unmind LTD	Secured Loan	July 8, 2025	August 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.0%	$19,500	$19,336	$19,522	(8)(10)

Sub-total: Healthcare Technology (1.5%)*					$19,500	$19,336	$19,522

Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$29,375	$29,444	$30,198	(8)(10)(14)(19)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	11,750	11,619	11,875	(8)(10)(14)(19)
	Secured Loan	June 2, 2026	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	11,750	11,550	11,550	(8)(10)(14)(19)
Total CMR Surgical Limited					52,875	52,613	53,623

Sub-total: Medical Devices (4.2%)*					$52,875	$52,613	$53,623

Other Healthcare Services
Zandivio PLC	Secured Loan	October 30, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$27,563	$27,517	$27,974	(8)(10)(14)(19)

Sub-total: Other Healthcare Services (2.2%)*					$27,563	$27,517	$27,974

Real Estate Technology
Prospire Technologies LTD	Secured Loan	January 29, 2026	February 1, 2030	Variable interest rate Base Rate + 8.5% or Floor rate 12.2%; EOT 2.0%	$13,797	$13,663	$13,477	(8)(10)

Sub-total: Real Estate Technology (1.1%)*					$13,797	$13,663	$13,477

Total: Debt Securities- Europe (13.4%)*					$168,940	$167,721	$169,488

Total: Debt Securities (192.4%)*					$2,460,692	$2,464,779	$2,437,325

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States

AI Automation & Infrastructure

D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	13,391	$16.05	$182	$264	(9)(10)(19)(22)

Everalbum, Inc.	Warrant	January 16, 2020	July 29, 2026	Class A Common Stock	851,063	$0.10	$25	$—

Hologram, Inc.	Warrant	January 31, 2020	January 27, 2030	Common Stock	193,054	$0.26	$49	$57

K2View Inc.	Warrant	May 30, 2025	May 30, 2035	Ordinary	252,050	$1.38	$150	$312

Path Robotics, Inc.	Warrant	April 28, 2026	April 28, 2036	Common Stock	155,231	$3.77	$737	$669	(19)

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	38,319	$5.23	$286	$303	(9)(19)

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	2,176,343	$0.19	$151	$50	(9)(17)(19)

Tquila Automation, Inc	Warrant	July 2, 2025	July 2, 2037	Common Stock	32,247	$0.81	$41	$6	(19)

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	604,703	$2.40	$653	$689	(19)
	Warrant	October 2, 2025	September 30, 2035	Common Stock	226,763	$2.40	201	258	(19)
Total Uniphore Technologies Inc.							854	947

Sub-total: AI Automation & Infrastructure (0.2%)*							$2,475	$2,608

Biotechnology

Candel Therapeutics, Inc.	Warrant	October 14, 2025	October 14, 2035	Common Stock	221,539	$5.89	$1,176	$2,203	(9)(10)(19)

Pendulum Therapeutics, Inc.	Warrant	January 16, 2020	October 9, 2029	Preferred Series B	55,263	$1.90	$44	$10	(17)
	Warrant	June 1, 2020	July 15, 2030	Preferred Series B	36,842	$1.90	36	6	(17)
	Warrant	December 31, 2021	December 31, 2031	Preferred Series C	322,251	$3.24	118	31	(17)
	Warrant	February 5, 2024	February 5, 2034	Common Stock	1,143,690	$1.03	588	298
	Warrant	May 30, 2025	May 30, 2035	Preferred Series C	914,565	$0.01	1,880	1,254	(17)
Total Pendulum Therapeutics, Inc.							2,666	1,599

Sub-total: Biotechnology (0.3%)*							$3,842	$3,802

Connectivity
Tarana Wireless, Inc.	Warrant	June 30, 2021	June 30, 2031	Common Stock	5,027,629	$0.19	$967	$1,380
	Warrant	September 23, 2024	September 23, 2034	Common Stock	2,094,922	$0.51	695	315	(9)(19)
Total Tarana Wireless, Inc.							1,662	1,695

Vertical Communications, Inc.	Warrant	January 16, 2020	July 11, 2026	Preferred Series 1	828,479	$1.00	$—	$—	(11)(17)(25)

Sub-total: Connectivity (0.1%)*							$1,662	$1,695

Construction Technology
Project Frog, Inc.	Warrant	January 16, 2020	February 28, 2027	Preferred Series AA-1	211,649	$0.19	$9	$1	(17)(25)
	Warrant	January 16, 2020	February 28, 2027	Common Stock	180,340	$0.19	9	1	(25)
	Warrant	August 3, 2021	December 31, 2031	Preferred Series CC	250,000	$0.01	20	8	(17)(25)
Total Project Frog, Inc.							38	10

Sub-total: Construction Technology (0.0%)*							$38	$10

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Consumer Products & Services
BaubleBar, Inc.	Warrant	January 16, 2020	March 29, 2027	Preferred Series C	531,806	$1.96	$638	$—	(17)
	Warrant	January 16, 2020	April 20, 2028	Preferred Series C	60,000	$1.96	72	—	(17)
Total BaubleBar, Inc.							710	—

Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	39,745	$4.05	$53	$59	(9)(19)(22)

Boosted eCommerce, Inc.	Warrant	December 14, 2020	December 14, 2030	Common Stock	763,480	$0.84	$259	$—

Happiest Baby, Inc.	Warrant	January 16, 2020	May 16, 2029	Common Stock	182,554	$0.33	$193	$1

Madison Reed, Inc.	Warrant	January 16, 2020	March 23, 2027	Preferred Series C	194,553	$2.57	$185	$322	(17)
	Warrant	January 16, 2020	July 18, 2028	Common Stock	43,158	$0.99	71	102
	Warrant	January 16, 2020	June 30, 2029	Common Stock	36,585	$1.23	56	82
Total Madison Reed, Inc.							312	506

Ogee, Inc.	Warrant	February 14, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	$54	$351	(17)(19)
	Warrant	September 29, 2023	February 14, 2033	Preferred Series A-3	243,668	$0.68	49	351	(17)(19)
	Warrant	August 1, 2024	August 1, 2034	Preferred Series A-3	243,668	$0.68	104	351	(17)(19)
	Warrant	July 18, 2025	August 1, 2034	Preferred Series A-3	243,668	$0.68	780	351	(17)(19)
Total Ogee, Inc.							987	1,404

Portofino Labs, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	99,148	$1.53	$160	$10
	Warrant	April 1, 2021	April 1, 2031	Common Stock	39,912	$1.46	99	4
Total Portofino Labs, Inc.							259	14

Quip NYC, Inc.	Warrant	March 9, 2021	March 9, 2031	Common Stock	10,833	$48.46	$203	$—

Rinse, Inc.	Warrant	May 10, 2022	May 10, 2032	Preferred Series C	278,761	$1.13	$118	$217	(17)
	Warrant	May 14, 2026	May 14, 2036	Common Stock	292,992	$0.61	207	150
Total Rinse, Inc.							325	367

SI Tickets, Inc.	Warrant	May 11, 2022	May 11, 2032	Common Stock	53,029	$2.52	$162	$184

Super73, Inc.	Warrant	December 31, 2020	December 31, 2030	Common Stock	177,305	$3.16	$105	$—

Trendly, Inc.	Warrant	January 16, 2020	August 10, 2026	Preferred Series A	245,506	$1.14	$222	$—	(17)

Whoop, Inc.	Warrant	May 17, 2023	May 17, 2033	Common Stock	2,393,845	$0.43	$1,099	$14,830	(9)(19)

Sub-total: Consumer Products & Services (1.4%)*							$4,889	$17,365

Diagnostics & Tools
Artera Inc.	Warrant	March 13, 2026	March 16, 2036	Class B Common Stock	48,417	$4.77	$25	$27	(9)(19)(22)

Rapid Micro Biosystems, Inc.	Warrant	August 8, 2025	August 8, 2035	Common Stock	127,165	$3.35	$346	$160	(9)(19)

Sub-total: Diagnostics & Tools (0.0%)*							$371	$187

Education Technology
Yellowbrick Learning, Inc.	Warrant	January 16, 2020	September 30, 2028	Common Stock	222,222	$0.90	$120	$—

Sub-total: Education Technology (0.0%)*							$120	$—

Energy & Resource Technology
Bolb, Inc.	Warrant	October 12, 2021	October 12, 2031	Common Stock	181,784	$0.07	$35	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Edeniq, Inc.	Warrant	January 16, 2020	December 23, 2026	Preferred Series B	537	$1,117.11	$—	$453	(11)(17)(25)
	Warrant	January 16, 2020	June 29, 2027	Preferred Series C	1,021	$2,210.21	—	188	(11)(17)(25)
Total Edeniq, Inc.							—	641

Footprint International Holding, Inc.	Warrant	February 14, 2020	February 14, 2030	Common Stock	38,171	$0.31	$11	$—
	Warrant	February 18, 2022	February 18, 2032	Common Stock	77,524	$0.01	4,246	—
	Warrant	June 23, 2022	June 23, 2032	Common Stock	14,624	$0.01	359	—
	Warrant	October 31, 2024	October 31, 2034	Preferred Class F	250	$25,000.00	—	—	(17)
Total Footprint International Holding, Inc.							4,616	—

Form Energy Inc.	Warrant	October 21, 2024	October 21, 2034	Common Stock	85,556	$8.03	$796	$8	(9)(19)

Luxwall, Inc.	Warrant	June 4, 2026	June 4, 2036	Common Stock	73,711	$2.65	$61	$63	(19)

Mainspring Energy, Inc.	Warrant	January 16, 2020	July 9, 2029	Common Stock	140,186	$1.15	$283	$360
	Warrant	November 20, 2020	November 20, 2030	Common Stock	81,294	$1.15	226	209
	Warrant	March 18, 2022	March 18, 2032	Common Stock	137,692	$1.66	344	336
Total Mainspring Energy, Inc.							853	905

RTS Holding, Inc.	Warrant	December 10, 2021	December 10, 2031	Preferred Series C	2,314	$205.28	$75	$79	(9)(17)
	Warrant	October 10, 2022	October 10, 2032	Preferred Series D	917	$196.50	87	35	(9)(17)
	Warrant	January 19, 2024	January 19, 2034	Preferred Series D-1	2,876	$203.47	418	109	(9)(17)
Total RTS Holding, Inc.							580	223

Sub-total: Energy & Resource Technology (0.1%)*							$6,941	$1,840

Finance and Insurance
Alt Platform Inc.	Warrant	July 8, 2025	July 8, 2035	Common Stock	256,692	$0.74	$310	$328	(10)(12)(21)

Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	47,479	$17.28	$629	$327	(9)(19)
	Warrant	August 7, 2025	August 7, 2032	Preferred Series F Prime	4,083	$0.00	148	141	(9)(17)(19)
Total Beam Technologies, Inc.							777	468

Bestow, Inc.	Warrant	August 1, 2024	August 1, 2034	Preferred Series C-2	349,793	$0.01	$1,987	$2,060	(17)

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	80,578	$0.76	$67	$32	(9)(19)
	Warrant	December 20, 2024	July 31, 2034	Common Stock	80,577	$0.76	189	32	(9)(19)
	Warrant	February 3, 2025	July 31, 2034	Common Stock	80,577	$0.76	164	32	(9)(19)
	Warrant	May 20, 2025	July 31, 2034	Common Stock	161,157	$0.76	290	64	(9)(19)
	Warrant	June 13, 2025	July 31, 2034	Common Stock	80,577	$0.76	145	32	(9)(19)
Total Centivo Corporation							855	192

DailyPay, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	89,264	$3.00	$151	$1,975

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Warrant	October 13, 2023	October 13, 2033	Common Stock	404,893	$1.43	$953	$4,224	(9)(19)

Freedom Advisors Group LLC	Warrant	June 15, 2022	June 15, 2032	Class B Units	904,000	$0.01	$10	$34

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	123,816	$2.68	$293	$11	(9)(19)

Inshur, Inc.	Warrant	June 10, 2025	June 10, 2035	Common Stock	32,049	$6.05	$234	$336

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Kafene, Inc.	Warrant	January 5, 2024	January 5, 2034	Common Stock	44,448	$4.03	$58	$891

Kard Financial, Inc.	Warrant	September 10, 2025	September 10, 2035	Common Stock	149,592	$1.36	$177	$262	(9)(19)
	Warrant	May 28, 2026	May 28, 2036	Common Stock	74,796	$0.01	$105	$179	(9)(19)
Total Kard Financial, Inc.							282	441

One Million Metrics (dba Kinetic)	Warrant	August 25, 2025	August 25, 2035	Common Stock	168,871	$0.51	$134	$117	(19)

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	85,778	$0.70	$79	$138	(9)(19)

Mesa Financial, Inc.	Warrant	August 29, 2024	August 29, 2034	Common Stock	62,422	$0.73	$28	$34	(10)(12)(21)

Parafin, Inc.	Warrant	February 16, 2024	February 16, 2034	Common Stock	24,616	$7.09	$118	$274	(10)(12)(21)
	Warrant	July 25, 2024	July 25, 2034	Common Stock	24,641	$7.09	108	274	(10)(12)(21)
	Warrant	December 23, 2024	December 23, 2034	Common Stock	3,657	$11.14	49	34	(10)(12)(21)
Total Parafin, Inc.							275	582

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	60,995	$3.10	$84	$199	(9)(17)(19)
	Warrant	December 16, 2025	March 14, 2035	Preferred Series B	60,994	$3.10	95	199	(9)(17)(19)
Total PatientFi, Inc.							179	398

Slope Tech, Inc.	Warrant	September 14, 2022	September 14, 2032	Common Stock	90,971	$0.88	$109	$204	(10)(12)(21)
	Warrant	August 30, 2023	August 30, 2033	Common Stock	21,303	$0.88	112	48	(10)(12)(21)
Total Slope Tech, Inc.							221	252

Thrivory, Inc.	Warrant	September 9, 2025	September 9, 2035	Common Stock	484,952	$0.01	$18	$35	(10)(12)(21)

Under Technologies, Inc.	Warrant	May 3, 2024	May 3, 2034	Common Stock	76,133	$2.90	$210	$172	(9)(19)

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	111,153	$1.58	$102	$168	(9)(19)

Sub-total: Finance and Insurance (1.0%)*							$7,156	$12,856

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Warrant	October 28, 2022	October 28, 2032	Class B Units	3,741	$140.21	$288	$432

DrinkPak, LLC	Warrant	September 13, 2022	September 13, 2032	Common Units	2,387	$19.12	$7	$58	(9)
	Warrant	February 17, 2023	February 17, 2033	Common Units	12,010	$18.89	26	291	(9)(19)
Total DrinkPak, LLC							33	349

GrubMarket, Inc.	Warrant	June 15, 2020	June 15, 2030	Common Stock	405,000	$1.10	$115	$8,636

The Fynder Group, Inc.	Warrant	October 14, 2020	October 14, 2030	Common Stock	36,445	$0.49	$68	$2

Zero Acre Farms, Inc.	Warrant	December 23, 2022	December 23, 2032	Class A Common Stock	20,181	$2.13	$79	$2

Sub-total: Food and Agriculture Technologies (0.7%)*							$583	$9,421

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	64,777	$0.79	$107	$353	(9)(19)

Dentologie Enterprises, Inc.	Warrant	October 14, 2022	October 14, 2034	Common Stock	51,632	$0.76	$66	$—	(9)

Exer Holdings, LLC	Warrant	November 19, 2021	November 19, 2031	Common Units	281	$527.51	$93	$4

Hospitalists Now, Inc.	Warrant	January 16, 2020	December 6, 2026	Preferred Series D-2	750,000	$5.89	$391	$—	(17)

Lark Technologies, Inc.	Warrant	September 30, 2020	September 30, 2030	Common Stock	76,231	$1.76	$177	$12
	Warrant	June 30, 2021	June 30, 2031	Common Stock	79,325	$1.76	258	13
	Warrant	December 22, 2022	December 22, 2032	Common Stock	97,970	$2.49	58	14
Total Lark Technologies, Inc.							493	39

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	31,216	$1.01	$43	$38	(9)(19)
	Warrant	October 2, 2025	May 27, 2035	Common Stock	31,214	$1.01	43	38	(9)(19)
Total Paytient Technologies, Inc.							86	76

Pearl Health, Inc.	Warrant	June 17, 2026	June 17, 2036	Common Stock	1,029,339	$0.22	$206	$205	(19)(24)

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	10,157	$23.09	$273	$257	(19)

Sub-total: Healthcare Technology (0.1%)*							$1,715	$934

Human Resource Technology
BetterLeap, Inc.	Warrant	April 20, 2022	April 20, 2032	Common Stock	88,435	$2.26	$38	$1

Sub-total: Human Resource Technology (0.0%)*							$38	$1

Industrials
3DEO, Inc.	Warrant	February 23, 2022	February 23, 2032	Common Stock	37,218	$1.81	$93	$—

Sub-total: Industrials (0.0%)*							$93	$—

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Marketing, Media, and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	503,163	$7.29	$3,266	$835	(9)(19)
	Warrant	February 17, 2026	September 11, 2030	Common Stock	178,448	$7.29	187	297	(9)(19)
Total Angel Studios, Inc.							3,453	1,132

Drone Racing League, Inc.	Warrant	October 17, 2022	October 17, 2032	Common Stock	253,824	$6.76	$375	$—

Firefly Systems, Inc.	Warrant	January 29, 2020	January 29, 2030	Common Stock	133,147	$1.14	$282	$177

Grabit Interactive Media, Inc.	Warrant	April 8, 2022	April 8, 2034	Preferred Series A	142,828	$1.00	$40	$28	(17)

Incontext Solutions, Inc.	Warrant	January 16, 2020	September 28, 2028	Common Stock	2,219	$220.82	$34	$—

PebblePost, Inc.	Warrant	May 7, 2021	May 7, 2031	Common Stock	657,343	$0.52	$68	$149

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	174,032	$7.35	$571	$732	(9)(19)

Vox Media Holdings, Inc.	Warrant	June 25, 2025	June 25, 2035	Class A Common Stock	1,580,142	$0.37	$464	$171	(9)(19)

Sub-total: Marketing, Media, and Entertainment (0.2%)*							$5,287	$2,389

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	937,604	$0.01	$613	$30	(9)(19)

Cala Health, Inc.	Warrant	February 24, 2026	February 24, 2036	Preferred Series C-1	1,518,095	$0.33	$124	$88	(17)(19)

Convergent Dental, Inc.	Warrant	April 21, 2023	April 21, 2033	Preferred Series D	446,982	$1.61	$493	$90	(9)(17)

Delphinus, Inc.	Warrant	June 27, 2023	June 27, 2033	Preferred Series E	294,288	$0.69	$29	$13	(9)(17)

Elucent Medical, Inc.	Warrant	October 31, 2024	October 31, 2034	Preferred Series C-2	1,628,141	$0.30	$144	$151	(9)(17)(19)
	Warrant	January 15, 2026	October 31, 2034	Preferred Series C-2	1,085,428	$0.30	62	101	(9)(17)(19)
	Warrant	June 30, 2026	June 30, 2036	Preferred Series C-2	3,778,895	$0.30	350	350	(17)(19)
Total Elucent Medical, Inc.							556	602

Emboline, Inc.	Warrant	March 3, 2026	March 3, 2036	Preferred Series D	93,225	$3.93	$41	$61	(9)(17)(19)

Iantrek, Inc.	Warrant	April 14, 2026	April 14, 2036	Preferred Series C-3	35,728	$3.61	$83	$74	(17)(19)

Lightforce Orthodontics, Inc.	Warrant	August 6, 2024	August 6, 2034	Preferred Series D	62,627	$18.01	$249	$17	(17)(19)
	Warrant	September 25, 2024	August 6, 2034	Preferred Series D	10,438	$18.01	37	3	(17)(19)
Total Lightforce Orthodontics, Inc.							286	20

Monteris Medical US, Inc.	Warrant	March 3, 2026	March 3, 2036	Preferred Series E	6,310,742	$0.23	$499	$1,576	(17)(19)

Neuros Medical, Inc.	Warrant	August 10, 2023	August 10, 2033	Preferred Series C	798,085	$0.38	$71	$49	(9)(17)
	Warrant	August 30, 2024	August 10, 2033	Preferred Series C	399,042	$0.38	39	25	(9)(17)
Total Neuros Medical, Inc.							110	74

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	38,529	$2.86	$46	$42	(17)(19)

Restor3d, Inc.	Warrant	June 4, 2024	June 4, 2034	Preferred Series A	95,688	$5.01	$51	$12	(9)(17)(19)

Shoulder Innovations, Inc.	Warrant	August 7, 2023	August 7, 2033	Common Stock	32,684	$10.33	$120	$509	(9)

Sub-total: Medical Devices (0.3%)*							$3,051	$3,191

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	243,868	$4.77	$841	$1,277	(19)

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Class A Common Stock	763,137	$0.28	$251	$569	(9)(19)

Metabolon, Inc.	Warrant	March 28, 2024	March 28, 2034	Preferred Series 3	2,288,461	$0.65	$644	$217	(17)
	Warrant	October 1, 2024	March 28, 2034	Preferred Series 3	384,615	$0.65	33	36	(17)
	Warrant	January 6, 2025	March 28, 2034	Preferred Series 3	192,308	$0.65	23	18	(17)
Total Metabolon, Inc.							700	271

Velentium, Inc.	Warrant	May 24, 2024	May 24, 2034	Class B Units	7,958	$53.40	$129	$17	(9)

Sub-total: Other Healthcare Services (0.2%)*							$1,921	$2,134

Real Estate Technology
Homelight Lending, Inc.	Warrant	June 23, 2022	June 23, 2032	Common Stock	5,434	$18.40	$1	$—

Knockaway, Inc.	Warrant	January 16, 2020	May 24, 2029	Common Stock	880	$85.27	$209	$—	(25)
	Warrant	November 10, 2021	November 10, 2031	Common Stock	16,350	$2.20	265	—	(25)
	Warrant	September 29, 2023	September 29, 2033	Common Stock	2,804,355	$0.01	—	—	(25)
	Warrant	December 6, 2023	December 6, 2033	Preferred Series AA	457,778	$0.01	—	—	(10)(12)(17)(21)(25)
	Warrant	September 16, 2024	September 16, 2034	Preferred Series BB	93,951,849	$0.00	2,391	207	(17)(25)
	Warrant	September 27, 2023	September 27, 2033	Preferred Series AA-1	5,084,804	$0.09	—	—	(17)(25)
Total Knockaway, Inc.							2,865	207

Orchard Technologies, Inc.	Warrant	February 12, 2024	February 12, 2034	Preferred Series 1	228,000	$0.01	$—	$216	(17)(25)
	Warrant	February 12, 2025	February 12, 2034	Preferred Series 1	228,000	$0.01	126	216	(17)(25)
Total Orchard Technologies, Inc.							126	432

Sub-total: Real Estate Technology (0.1%)*							$2,992	$639

SaaS
Cart.com, Inc.	Warrant	November 17, 2023	November 17, 2033	Common Stock	31,572	$15.87	$442	$521	(9)

Cpacket Networks, Inc.	Warrant	January 29, 2024	January 29, 2034	Class B Common Stock	499,366	$0.36	$166	$174	(9)

Crowdtap, Inc.	Warrant	January 16, 2020	December 11, 2027	Preferred Series B	100,000	$1.09	$9	$44	(17)

Gtxcel, Inc.	Warrant	January 16, 2020	August 30, 2026	Preferred Series D	1,000,000	$0.21	$83	$—	(17)

Reciprocity, Inc.	Warrant	September 25, 2020	September 25, 2030	Common Stock	114,678	$4.17	$99	$—
	Warrant	April 29, 2021	April 29, 2031	Common Stock	57,195	$4.17	54	—
Total Reciprocity, Inc.							153	—

Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	204,760	$1.98	$433	$566	(9)(19)

Smartly, Inc.	Warrant	May 16, 2022	May 16, 2034	Common Stock	48,097	$1.10	$84	$38

Steno Agency, Inc.	Warrant	June 21, 2024	June 21, 2034	Common Stock	55,818	$1.98	$136	$230	(9)(19)
	Warrant	May 16, 2025	June 21, 2034	Common Stock	54,476	$1.98	164	225	(9)(19)
Total Steno Agency, Inc.							300	455

The Tomorrow Companies, Inc.	Warrant	December 14, 2022	December 14, 2032	Common Stock	26,124	$1.70	$49	$49	(9)

Sub-total: SaaS (0.1%)*							$1,719	$1,847

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- United States, Continued

Space Technology
Astranis Space Technology Corporation	Warrant	April 13, 2023	April 13, 2033	Common Stock	85,644	$7.89	$83	$1,179	(9)(19)
	Warrant	September 27, 2024	September 27, 2034	Common Stock	156,677	$2.27	683	2,401	(9)(19)
	Warrant	June 26, 2025	June 26, 2035	Common Stock	39,557	$0.01	191	635	(9)(19)
	Warrant	August 25, 2025	August 25, 2035	Common Stock	422,048	$2.33	1,604	6,460	(9)(19)
Total Astranis Space Technology Corporation							2,561	10,675

Axiom Space, Inc.	Warrant	May 28, 2021	May 28, 2031	Common Stock	1,773	$169.24	$121	$36
	Warrant	May 28, 2021	May 28, 2031	Common Stock	882	$340.11	39	10
Total Axiom Space, Inc.							160	46

Hermeus Corporation	Warrant	August 9, 2022	August 9, 2032	Common Stock	19,286	$6.24	$144	$242	(9)(19)
	Warrant	March 20, 2026	March 20, 2036	Common Stock	42,491	$8.83	460	482	(9)(19)
Total Hermeus Corporation							604	724

Impulse Space, Inc.	Warrant	June 18, 2024	June 18, 2034	Common Stock	27,893	$1.91	$113	$1,414	(9)(19)(22)

Slingshot Aerospace, Inc.	Warrant	July 12, 2024	July 12, 2036	Common Stock	328,416	$0.46	$400	$349	(9)(19)

Kymeta Corporation	Warrant	July 3, 2024	July 3, 2034	Common Stock	3,995,407	$0.11	$331	$260	(9)(19)

Sub-total: Space Technology (1.1%)*							$4,169	$13,468

Supply Chain Technology
Macrofab, Inc.	Warrant	January 14, 2025	July 21, 2035	Preferred Series C-1	311,176	$0.01	$166	$4	(17)
	Warrant	January 14, 2025	January 29, 2034	Preferred Series C-1	392,157	$0.01	254	5	(17)
	Warrant	January 14, 2025	April 11, 2036	Preferred Series C-1	161,006	$0.01	64	2	(17)
	Warrant	January 14, 2025	July 21, 2035	Preferred Series C-1	311,177	$0.01	166	4	(17)
	Warrant	January 14, 2025	April 11, 2036	Preferred Series C-1	161,007	$0.01	64	2	(17)
	Warrant	January 14, 2025	January 14, 2035	Preferred Series C-1	247,173	$0.01	151	3	(17)
Total Macrofab, Inc.							865	20

Nucleus RadioPharma, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	43,086	$1.99	$68	$—	(9)

Sub-total: Supply Chain Technology (0.0%)*							$933	$20

Transportation Technology
Get Spiffy, Inc.	Warrant	July 14, 2023	July 14, 2033	Common Stock	874,527	$0.70	$408	$—	(9)

NextCar Holding Company, Inc.	Warrant	December 14, 2021	December 14, 2026	Class A Common Stock	6,211	$64.42	$35	$—	(13)
	Warrant	February 23, 2022	February 23, 2027	Class A Common Stock	486	$64.42	3	—	(13)
	Warrant	March 16, 2022	March 16, 2027	Class A Common Stock	583	$64.42	3	—	(13)
	Warrant	April 18, 2022	April 18, 2027	Class A Common Stock	5,336	$64.42	7	—	(13)
	Warrant	September 29, 2022	September 29, 2027	Preferred Series A-2	1,224,752	$0.22	170	—	(13)(17)
Total NextCar Holding Company, Inc.							218	—

Uveye, Inc.	Warrant	December 26, 2024	December 26, 2034	Ordinary	476,031	$4.38	$539	$4,122

Zuum Transportation, Inc.	Warrant	April 30, 2024	April 30, 2034	Common Stock	41,271	$4.34	$95	$—

Sub-total: Transportation Technology (0.3%)*							$1,260	$4,122

Total: Warrant Investments- United States (6.2%)*							$51,255	$78,529

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (6)	Footnotes
Warrant Investments- Canada

Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025	June 10, 2035	Class B Common Stock	1,736,139	$0.81	$971	$301	(9)(10)(19)

Sub-total: Space Technology (0.0%)*							$971	$301

Total: Warrant Investments- Canada (0.0%)*							$971	$301

Warrant Investments- Europe

Consumer Products & Services
Motorway Online, Ltd	Warrant	December 23, 2025	December 23, 2035	Ordinary	172,869	£0.01	$391	$381	(10)

Sub-Total: Consumer Products & Services (0.0%)*							$391	$381

Healthcare Technology
Unmind LTD	Warrant	July 7, 2025	July 7, 2035	Ordinary	122,340	€5.09	$518	$237	(10)

Sub-total: Healthcare Technology (0.0%)*							$518	$237

Industrials
Aledia, Inc.	Warrant	March 31, 2022	March 31, 2032	Ordinary	11,771	€149.02	$130	$24	(10)

Sub-total: Industrials (0.0%)*							$130	$24

Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Ordinary	7,520	£0.01	$121	$298	(10)(19)
	Warrant	December 16, 2025	March 24, 2030	Ordinary	3,008	£0.01	127	119	(10)(19)
	Warrant	June 2, 2026	March 24, 2030	Ordinary	3,008	£0.01	100	119	(10)(19)
Total CMR Surgical Limited							348	536

Sub-total: Medical Devices (0.0%)*							$348	$536

Other Healthcare Services
Zandivio PLC	Warrant	October 29, 2024	October 29, 2034	Common Stock	132,042	€0.01	$771	$380	(10)(19)

Sub-total: Other Healthcare Services (0.0%)*							$771	$380

Real Estate Technology
Prospire Technologies LTD	Warrant	January 29, 2026	January 29, 2036	Preferred Series A1	3,831	£50.69	$62	$134	(10)(17)

Sub-total: Real Estate Technology (0.0%)*							$62	$134

Space Technology
All.Space Networks, Limited.	Warrant	August 19, 2022	August 19, 2032	Common Stock	35,602	$21.79	$113	$—	(10)
	Warrant	August 22, 2024	August 22, 2034	Common Stock	35,601	$8.90	1	—	(10)
Total All.Space Networks, Limited.							114	—

Sub-total: Space Technology (0.0%)*							$114	$—

Total: Warrant Investments- Europe (0.1%)*							$2,334	$1,692

Total: Warrant Investments- (6.4%)*							$54,560	$80,522

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

AI Automation & Infrastructure
Cabernet AI, Inc.	Equity	February 27, 2025	$500	SAFE Note	$500	$500

Hydra Host, Inc.	Equity	March 4, 2026	40,912	Preferred Series A-1	$1,000	$996	(17)

Path Robotics, Inc.	Equity	April 28, 2026	118,627	Preferred Series D-2	$920	$933	(17)(19)

Together Computer, Inc.	Equity	May 15, 2026	2,418	Preferred Series C	$500	$499	(17)

Trin H OpCo I LLC	Equity	April 28, 2026	-	Member Interest	$8,831	$8,831	(23)(25)

Sub-total: AI Automation & Infrastructure (0.9%)*					$11,751	$11,759

Connectivity
Tarana Wireless, Inc.	Equity	March 16, 2022	611,246	Preferred Senior Series 6	$500	$446	(17)
	Equity	October 9, 2025	361,231	Preferred Series 8	386	612	(9)(17)(19)
Total Tarana Wireless, Inc.					886	1,058

Vertical Communications, Inc.	Equity	January 16, 2020	3,892,485	Preferred Series 1	$—	$—	(11)(17)(25)
	Equity	January 16, 2020	$5,500	Convertible Note	3,966	—	(16)(25)
Total Vertical Communications, Inc.					3,966	—

Sub-total: Connectivity (0.1%)*					$4,852	$1,058

Construction Technology
Project Frog, Inc.	Equity	January 16, 2020	4,383,497	Preferred Series AA-1	$352	$46	(17)(25)
	Equity	January 16, 2020	3,401,678	Preferred Series BB	1,333	67	(17)(25)
	Equity	August 3, 2021	6,633,486	Common Stock	1,684	53	(25)
	Equity	August 3, 2021	3,129,887	Preferred Series CC	1,253	104	(17)(25)
Total Project Frog, Inc.					4,622	270

Sub-total: Construction Technology (0.0%)*					$4,622	$270

Consumer Products & Services
Portofino Labs, Inc.	Equity	November 1, 2021	256,291	Preferred Series B-1	$500	$296	(17)

Quip NYC, Inc.	Equity	August 17, 2021	3,321	Common Stock	$500	$—

Rinse, Inc.	Equity	December 30, 2024	290,242	Preferred Series D	$500	$499	(17)

Sub-total: Consumer Products & Services (0.1%)*					$1,500	$795

Education Technology
iTutor.com, Inc.	Equity	March 9, 2026	1,200,000	Preferred Series A-2	$982	$975	(9)(17)(25)
	Equity	March 9, 2026	4,653,709	Preferred Series 1B-1	4,810	4,771	(9)(17)(25)
Total iTutor.com, Inc.					5,792	5,746

Sub-total: Education Technology (0.5%)*					$5,792	$5,746

Energy & Resource Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	11,140	Preferred Series D-1	$325	$583	(9)(17)(19)

Edeniq, Inc.	Equity	January 16, 2020	1,561	Preferred Series B	$—	$2,753	(11)(17)(25)
	Equity	January 16, 2020	731	Preferred Series C	—	1,567	(11)(17)(25)
	Equity	January 16, 2020	26,753	Preferred Series D	—	6,510	(11)(17)(25)
	Equity	March 24, 2026	436	Preferred Series B	22	769	(17)(25)
	Equity	March 24, 2026	770	Preferred Series C	38	1,650	(17)(25)
	Equity	March 24, 2026	30,981	Preferred Series D	2,003	7,538	(17)(25)
Total Edeniq, Inc.					2,063	20,787

Electric Hydrogen Co.	Equity	April 6, 2023	87,112	Preferred Series C	$500	$366	(17)

Mainspring Energy, Inc.	Equity	March 30, 2022	65,614	Preferred Series E-1	$500	$329	(17)

RTS Holding, Inc.	Equity	July 5, 2022	2,035	Preferred Series E-1D	$334	$355	(9)(17)
	Equity	February 15, 2023	1,966	Preferred Series E-1D1	405	353	(9)(17)
	Equity	February 7, 2025	2,054	Preferred Series E-1	328	306	(9)(17)
Total RTS Holding, Inc.					1,067	1,014

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Torus Inc.	Equity	June 26, 2026	14,435	Preferred Series C	$315	$314	(9)(17)(19)

Sub-total: Energy & Resource Technology (1.8%)*					$4,770	$23,393

Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	128,393	Preferred Series B-1	$374	$214	(9)(17)(19)

Dynamics, Inc.	Equity	January 16, 2020	17,726	Preferred Series A	$390	$—	(17)

Equipment Leasing Services, LLC	Equity	January 30, 2026	1,000	Membership Interest	$9,486	$9,511	(25)

Tilt Finance, Inc. (dba Empower Financial, Inc.)	Equity	May 16, 2024	2,810,235	Preferred Series C	$20,000	$35,086	(17)
	Equity	May 15, 2024	146,905	Common Stock	1,968	1,721
Total Tilt Finance, Inc. (dba Empower Financial, Inc.)					21,968	36,807

Openly Holdings Corp.	Equity	May 9, 2023	44,725	Preferred Series D-1 Prime	$500	$344	(17)

Slope Tech, Inc.	Equity	June 20, 2023	64,654	Preferred Series A-3	$500	$356	(10)(12)(17)(21)

Upgrade Master Pass - Thru Trust	Equity	August 11, 2025	$7,000	Series 2025-ST5	$4,107	$4,803	(10)(12)(21)
	Equity	October 17, 2025	$12,000	Series 2025-ST7	7,622	8,110	(10)(12)(21)
	Equity	November 19, 2025	$10,000	Series 2025-ST8	6,795	7,150	(10)(12)(21)
	Equity	February 9, 2026	$3,000	Series 2026-ST1	2,427	2,508	(10)(12)(21)
Total Upgrade Master Pass - Thru Trust					20,951	22,571

Sub-total: Finance and Insurance (5.5%)*					$54,169	$69,803

Food and Agriculture Technologies
Emergy, Inc.	Equity	October 30, 2025	348	Common Stock	$755	$755	(9)(25)

Athletic Brewing Company, LLC	Equity	August 1, 2024	1,214	Class B Units	$283	$249	(9)(19)

Sub-total: Food and Agriculture Technologies (0.1%)*					$1,038	$1,004

Healthcare Technology
Dentologie Enterprises, Inc.	Equity	August 3, 2023	72,338	Common Stock	$300	$—	(9)

Emerald Cloud Lab, Inc.	Equity	June 3, 2022	499,999	Preferred Series A	$500	$48	(17)
	Equity	April 29, 2024	617,890	Preferred Series B-1	129	57	(17)
Total Emerald Cloud Lab, Inc.					629	105

Lark Technologies, Inc.	Equity	August 19, 2021	32,416	Preferred Series D	$500	$114	(17)

WorkWell Prevention & Care Inc.	Equity	January 16, 2020	7,000,000	Common Stock	$51	$—	(25)
	Equity	January 16, 2020	3,450	Preferred Series P	3,450	—	(17)(25)
	Equity	January 16, 2020	$3,170	Convertible Note	3,219	—	(16)(25)
Total WorkWell Prevention & Care Inc.					6,720	—

Sub-total: Healthcare Technology (0.0%)*					$8,149	$219

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

Human Resource Technology
Nomad Health, Inc.	Equity	May 27, 2022	37,920	Common Stock	$500	$—	(25)
	Equity	September 30, 2025	16,314,426	Preferred Series AA-1	3,781	—	(17)(25)
	Equity	September 30, 2025	2,392,230	Preferred Series AAA	1,000	—	(17)(25)
Total Nomad Health, Inc.					5,281	—

Sub-total: Human Resource Technology (0.0%)*					$5,281	$—

Industrials
Digilens, Inc.	Equity	July 29, 2023	2,460	Class B Common Stock	$13	$—
	Equity	September 18, 2024	1,076	Class B Common Stock	8	—
	Equity	January 12, 2024	1,382	Class B Common Stock	7	—
	Equity	March 24, 2025	508	Class B Common Stock	4	—
	Equity	October 10, 2023	717	Class B Common Stock	4	—
	Equity	May 6, 2024	466	Class B Common Stock	4	—
	Equity	June 9, 2024	296	Class B Common Stock	2	—
	Equity	May 20, 2024	14,339	Class B Common Stock	110	—
	Equity	March 26, 2025	8,364	Class B Common Stock	65	—
Total Digilens, Inc.					217	—

Sub-total: Industrials (0.0%)*					$217	$—

Marketing, Media, and Entertainment
Angel Studios, Inc.	Equity	April 13, 2026	457,143	Common Stock	$960	$1,678	(7)(19)

Sub-total: Marketing, Media, and Entertainment (0.1%)*					$960	$1,678

Medical Devices
Elucent Medical, Inc.	Equity	April 10, 2026	1,356,783	Preferred Series C-2	$405	$369	(9)(17)(19)

Sub-total: Medical Devices (0.0%)*					$405	$369

Multi-Sector Holdings
AZ-VC Fund I, LLC	Equity	June 30, 2022	—	Member Interest	$750	$729	(7)(10)

CapTrin Partners, LLC	Equity	April 22, 2026	—	Member Interest	$21,000	$21,000	(10)(25)

Direct Lending 2025 LLC	Equity	September 24, 2025	—	Member Interest	$12,612	$12,901	(7)(10)(25)

Senior Credit Corp 2022 LLC	Equity	January 30, 2023	—	Member Interest	$5,522	$5,944	(7)(10)(25)

Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	Equity	June 28, 2024	1,002,204	Common Stock	$10,000	$10,236	(7)(10)(25)

Trinity Capital Adviser, LLC	Equity	June 28, 2024	—	Member Interest	$1	$10,617	(25)

Trinity Capital SBIC LP	Equity	April 2, 2026	—	Member Interest	$331	$331	(10)(25)

Sub-total: Multi-Sector Holdings (4.9%)*					$50,216	$61,758

Real Estate Technology
Knockaway, Inc.	Equity	March 30, 2022	30,458	Common Stock	$501	$—	(25)
	Equity	September 29, 2023	2,956,224	Preferred Series AA	250	—	(17)(25)
	Equity	September 16, 2024	97,866,510	Preferred Series BB	2,500	226	(17)(25)
	Equity	September 7, 2023	3,409,997	Preferred Series AA-1	—	—	(17)(25)
Total Knockaway Inc.					3,251	226

Orchard Technologies, Inc.	Equity	August 6, 2021	2,938	Preferred Series 2	$29	$—	(17)(25)
	Equity	March 16, 2023	97,060	Preferred Series 1	971	92	(17)(25)
	Equity	January 24, 2025	3,009	Preferred Series 1	1	3	(17)(25)
	Equity	January 26, 2026	22,379,709	Preferred Series E-1	2,929	2,163	(17)(25)
	Equity	January 26, 2026	40,656	Preferred Series E-1	5	4	(17)(25)
Total Orchard Technologies, Inc.					3,935	2,262

Place, Inc.	Equity	January 29, 2026	3,959,521	Common Stock	$18,806	$17,314

Sub-total: Real Estate Technology (1.6%)*					$25,992	$19,802

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States, Continued

SaaS
Cart.com, Inc.	Equity	April 17, 2024	11,533	Preferred Series C	$500	$443	(9)(17)

Crowdtap, Inc.	Equity	December 5, 2025	94,407	Preferred Series B	$42	$86	(17)

Dahlia Clipper SPV, L.P.	Equity	July 25, 2025	n/a	SPV Member Units	$2,000	$1,863	(23)
	Equity	April 6, 2026	n/a	SPV Member Units	1,500	1,451	(23)
Total Dahlia Clipper SPV, L.P.					3,500	3,314

Silk Technologies, Inc.	Equity	November 9, 2025	$405	SAFE Note	$405	$405	(9)(19)

Smartly, Inc.	Equity	March 29, 2023	136,388	Preferred Series B	$500	$451	(17)

The Tomorrow Companies, Inc.	Equity	July 5, 2023	108,088	Preferred Series E-1	$325	$325	(9)(17)

OrgChart, LLC	Equity	February 4, 2026	500,000	Class A Common Units	$500	$496

Sub-total: SaaS (0.4%)*					$5,772	$5,520

Space Technology
Astranis Space Technology Corporation	Equity	April 5, 2023	13,685	Preferred Series C Prime	$300	$297	(9)(17)
	Equity	March 19, 2024	64,223	Preferred Series D	600	1,208	(9)(17)
	Equity	April 21, 2026	44,713	Preferred Series E	860	1,009	(9)(17)(19)
Total Astranis Space Technology Corporation					1,760	2,514

Axiom Space, Inc.	Equity	January 18, 2023	3,624	Preferred Series C-1	$521	$302	(16)(17)

Hadrian Automation, Inc.	Equity	March 29, 2022	53,154	Preferred Series A-4	$500	$756	(17)
	Equity	December 11, 2023	31,831	Preferred Series B-1	300	453	(9)(17)
Total Hadrian Automation, Inc.					800	1,209

Impulse Space, Inc.	Equity	August 30, 2024	23,240	Preferred Series B	$325	$1,265	(9)(17)(19)
	Equity	May 9, 2025	8,503	Preferred Series C	325	525	(9)(17)(19)
	Equity	April 21, 2026	8,028	Preferred Series D	650	646	(9)(17)(19)
Total Impulse Space, Inc.					1,300	2,436

Sub-total: Space Technology (0.5%)*					$4,381	$6,461

Supply Chain Technology
Inktavo, LLC	Equity	October 15, 2025	1,228,883	Preferred Class A	$2,000	$2,018	(17)

Macrofab, Inc.	Equity	January 30, 2024	247,173	Preferred Series C-1	$500	$5	(17)

Sub-total: Supply Chain Technology (0.2%)*					$2,500	$2,023

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (3)	Shares / Principal	Series	Cost	Fair Value (6)	Footnotes
Equity Investments- United States

Transportation Technology
Get Spiffy, Inc.	Equity	April 14, 2025	16,024,208	Preferred Series A-2	$31	$—	(9)(17)

NextCar Holding Company, Inc.	Equity	April 18, 2023	2,688,971	Preferred Series A-6	$—	$—	(17)

Autonomy Data Services, Inc.	Equity	November 4, 2025	2,628,348	Preferred Series Pre-Seed 2	$900	$931	(17)(25)

Sub-total: Transportation Technology (0.1%)*					$931	$931

Total: Equity Investments- United States (16.8%)*					$193,298	$212,589

Equity Investments- Canada

Construction Technology
Nexii, Inc.	Equity	July 24, 2024	6,126	Preferred Series A-1	$3,048	$50	(10)(17)(25)
	Equity	July 24, 2024	50,000	Preferred Series A-1	1,370	409	(10)(17)(25)
Total Nexii, Inc.					4,418	459

Sub-total: Construction Technology (0.0%)*					$4,418	$459

Supply Chain Technology
GoFor Delivers, Inc.	Equity	June 28, 2024	194,329	Preferred Series 2 Seed	$660	$910	(10)(17)(25)

Sub-total: Supply Chain Technology (0.1%)*					$660	$910

Total: Equity Investments- Canada (0.1%)*					$5,078	$1,369

Equity Investments- Europe

Real Estate Technology
Prospire Technologies LTD	Equity	April 10, 2026	3,641	Preferred Series B	$505	$496	(10)(17)

Sub-total: Real Estate Technology (0.0%)*					$505	$496

Total: Equity Investments- Europe (0.0%)*					$505	$496

Total: Equity Investments (16.9%)*					$198,881	$214,454

Total Investment in Securities (215.7%)*					$2,718,220	$2,732,301

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Institutional Fund					$1,359	$1,359
Other cash accounts					20,818	20,818
Cash and Cash Equivalents (1.8%)*					22,177	22,177

Total Portfolio Investments and Cash and Cash Equivalents (217.4%) of net assets)					$2,740,397	$2,754,478

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

				Notional Amount		Notional Amount
Foreign Currency Forward Contracts	Settlement Date	Counterparty	Currency	to be Sold	Transaction	to be Purchased	Fair Value
Canadian Dollars (CAD)	April 29, 2027	Canadian Imperial Bank of Commerce	CAD	37,202	Sold	27,482	857
Great British Pounds (GBP)	December 24, 2026	City National Bank	GBP	15,000	Sold	20,127	236
Great British Pounds (GBP)	December 24, 2026	City National Bank	GBP	10,000	Sold	13,751	490
Total Foreign Currency Forward (0.1%)*				$62,202		$61,360	$1,583

* Value as a percent of net assets

(1)
All portfolio companies are located in North America or Europe. As of June 30, 2026, Trinity Capital Inc. (the “Company”) had twelve foreign domiciled portfolio companies, four of which are based in Canada and eight of which are based in Europe. As of June 30, 2026, these foreign domiciled portfolio investments represented 17.6% of total net asset value based on fair value. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
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
(8)
The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of June 30, 2026, the U.S. Prime Rate (“Prime”) was 6.75%, the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 3.65%, the SOFR 3-Month Term Rate was 3.73%, the SOFR 6-Month Term Rate was 3.85%, the Canadian Overnight Repo Rate Average (“CORRA”) 3-Month Term rate was 2.29% and the Bank of England Base Rate (“Base Rate”) was 3.75%.
(9)
Senior Credit Corp 2022 LLC owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(10)
Indicates a “non-qualifying asset” under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s percentage of non-qualifying assets at fair value represents 16.5% of the Company’s total assets as of June 30, 2026. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
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

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

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
(18)
Investment is on non-accrual status as of June 30, 2026 and is therefore considered non-income producing.
(19)
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC) owns an additional portion of this security. See “Note 12 – Related Party Transactions” for further discussion.
(20)
Investment has an unfunded commitment as of June 30, 2026 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
(24)
Trinity Capital SBIC LP owns an additional portion of this security. See “Note 1 – Organization and Basis of Presentation” for further discussion.
(25)
This investment is deemed to be a “Control Investment” or an “Affiliate Investment.” The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. The 1940 Act defines Control Investments as investments in companies in which the Company owns beneficially, either directly or indirectly, more than 25% of the voting securities, or maintains greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns beneficially, either directly or indirectly, between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Fair value as of June 30, 2026, along with transactions during the six months ended June 30, 2026 in these control and affiliate investments are as follows:

TRINITY CAPITAL INC.

Consolidated Schedule of Investments

June 30, 2026

(In thousands, except share and per share data)

(Unaudited)

					Net change in
					Unrealized
	Fair Value at	Gross	Gross	Realized	(Depreciation)/	Fair Value at	Interest and
	December 31, 2025	Additions (1)	Reductions (2)	Gain/(Loss)	Appreciation	June 30, 2026	Dividend Income
For the Six Months Ended June 30, 2026
Control Investments
Edeniq, Inc.	$26,044	$2,060	$(4)	$—	$(6,672)	$21,428	$3,149
Vertical Communications, Inc.	13,890	(5)	—	—	478	14,363	831
WorkWell Prevention and Care Inc.	500	—	—	—	—	500	29
Knockaway, Inc.	58,421	3,705	(33,508)	—	(2,748)	25,870	3,798
Direct Lending 2025 LLC	15,030	900	(3,150)	—	122	12,901	950
Equipment Leasing Services, LLC	—	9,486	—	—	25	9,511	—
CapTrin Partners, LLC	—	21,000	—	—	—	21,000	233
Trin H OpCo I LLC	—	33,765	(1,174)	—	—	32,591	659
Trinity Capital Adviser, LLC	9,875	—	—	—	742	10,617	—
Total Control Investments	$123,760	$70,911	$(37,836)	$—	$(8,053)	$148,781	$9,649

Affiliate Investments
Eagle Point Trinity Senior Secured Lending Company (fka EPT 16 LLC)	10,259	—	—	—	(23)	10,236	505
Emergy, Inc.	755	—	—	—	—	755	—
Autonomy Data Services, Inc.	951	—	—	—	(20)	931	—
Project Frog, Inc.	240	—	—	—	40	280	—
GoFor Delivers, Inc.	6,322	21	—	—	375	6,718	381
Nexii, Inc.	1,707	—	—	—	(917)	790	18
Nomad Health, Inc.	11,409	—	—	—	(11,409)	—	—
Trinity Capital SBIC LP	—	331	—	—	—	331	—
iTutor.com, Inc.	—	5,792	—	—	(45)	5,747	—
Orchard Technologies, Inc.	—	24,773	—	(3,071)	(782)	20,920	1,395
Senior Credit Corp 2022 LLC	18,852	—	—	—	(23)	18,830	1,594
Total Affiliate Investments	$50,495	$30,917	$—	$(3,071)	$(12,804)	$65,538	$3,893

Total Control and Affiliate Investments	$174,255	$101,828	$(37,836)	$(3,071)	$(20,857)	$214,319	$13,542

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

On February 2, 2021, the Company completed an initial public offering of 8,006,291 shares of common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Trinity Capital’s common stock began trading on the Nasdaq Global Select Market on January 29, 2021, under the symbol “TRIN” in connection with its initial public offering of shares of its common stock (“IPO”). See “Note 15 – Subsequent Events” for additional information.

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

On March 13, 2026, Trinity Capital SBIC LP (the “SBIC Fund”), a Delaware limited partnership, held its initial closing. The SBIC Fund is organized to operate as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration. Trinity SBIC GP, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Adviser Sub, serves as the general partner of the SBIC Fund. The Adviser Sub provides investment advisory and management services to the SBIC Fund pursuant to an investment advisory agreement and receives fee income for such services. The Company holds a limited partnership interest in the SBIC Fund. Refer to “Note 12 – Related Party Transactions” for additional information.

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

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate the Adviser Sub because it is not an investment company as defined in ASC 946 and provides services exclusively to third parties with ownership by one or more unrelated third-party investors (“External Parties”). The Company does not consolidate Senior Credit Corp, EPT, Direct Lending or CapTrin as the Company does not hold a majority of the ownership or economic interests of such entities, and the Company's representatives do not comprise the majority of the board of managers or board of trustees, as applicable, of Senior Credit Corp, EPT, Direct Lending or CapTrin. The Company does not consolidate the SBIC Fund as it is an investment company as defined in ASC 946 and the Company does not hold a majority of the ownership or economic interests thereof. Pursuant to ASC 946, Senior Credit Corp, the Adviser Sub, EPT, Direct Lending, the SBIC Fund and CapTrin are each accounted for as a portfolio investment of the Company held at fair value and are not included as a consolidated subsidiary in the Company's financial statements. Refer to “Note 12 – Related Party Transactions” for additional information.

In accordance with Rule 10-01(b)(1) of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of June 30, 2026 and December 31, 2025, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Given the nature of lending to venture capital-backed growth-oriented companies, 98.8%, based on fair value, of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market index for these investment securities to be traded or exchanged. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

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

In its application of the income approach to determine the fair value of debt securities, the Company bases its assessment of fair value on projections of the discounted future free cash flows that the security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the security, as set forth in the associated loan and equipment financing agreements, as well as market yields and the financial position and credit risk of the portfolio company (the “Hypothetical Market Yield Method”). The discount rate applied to the future cash flows of the security is based on the calibrated yield implied by the terms of the Company’s investment adjusted for changes in market yields and performance of the subject company. The Company’s estimate of the expected repayment date of its loans and equipment financings securities is either the maturity date of the instrument or the anticipated pre-payment date, depending on the facts and circumstances. The Hypothetical Market Yield Method also considers changes in leverage levels, credit quality, portfolio company performance, market yield movements, and other factors. If (i) there is deterioration in credit quality, (ii) the debt investment is deemed to be controlled by the Company under the 1940 Act, or (iii) a security is in workout status, then the Company may consider other fair value methodologies in determining the fair value of the security, including, but not limited to, the value attributable to the security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consisted of $22.2 million and $19.1 million, respectively, of which $1.4 million and $0.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund with a yield between 3% - 6%. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2026 and December 31, 2025, the Company did not have any restricted cash.

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

The Company has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. The Company recorded $1.1 million and $2.1 million in PIK interest income during the three and six months ended June 30, 2026, respectively, and $1.5 million and $3.0 million in PIK interest income during the three and six months ended June 30, 2025, respectively.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During the three months ended June 30, 2026, the Company recorded $1.3 million in dividend income, consisting of $0.6 million from controlled investments and $0.7 million from affiliate investments. During the six months ended June 30, 2026, the Company recorded $5.9 million in dividend income, consisting of $4.3 million from controlled investments and $1.6 million from affiliate investments. During the three and six months ended June 30, 2025, the Company recorded $0.5 million and $1.3 million in dividend income, respectively, all of which was from affiliate investments.

Fee and Other Income

The Company recognizes one-time fee income, including, but not limited to, structuring fees, agency fees, prepayment penalties, arranger fees and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing or unitranche arrangement or pays off its outstanding indebtedness prior to the scheduled maturity. In addition, fee income may include fees for originations and administrative agent services rendered by the Company to Senior Credit Corp. Such fees are earned in the period that the services are rendered.

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

As of June 30, 2026, loans to four portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $41.0 million, and a total fair value of approximately $18.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status, with a total cost of approximately $20.7 million, and a total fair value of approximately $15.2 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

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

Earnings Per Share

The Company's earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of common shares outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Trinity Capital’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS, if any, during the fiscal years ending December 31, 2026 and December 31, 2025 reflects the dilutive effect of common stock deliverable pursuant to stock options which are subject to certain time-based and market-based vesting conditions before the delivery of the underlying common stock.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of June 30, 2026 and December 31, 2025. The 2022 - 2024 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2021 - 2024 state tax years for the Company remain subject to examination by the state taxing authorities.

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

Portfolio Composition

The Company’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Company’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$387,932	14.4%	$408,487	15.2%	$348,136	14.6%	$365,076	15.1%
SaaS	356,614	13.1%	358,081	13.1%	222,706	9.3%	222,659	9.2%
Medical Devices	315,312	11.6%	316,443	11.6%	240,457	10.0%	242,014	10.0%
AI Automation & Infrastructure	235,703	8.7%	236,259	8.6%	148,557	6.2%	150,223	6.2%
Other Healthcare Services	217,102	8.0%	218,713	8.0%	218,862	9.1%	221,332	9.2%
Space Technology	137,713	5.1%	150,502	5.5%	123,244	5.1%	135,903	5.6%
Energy & Resource Technology	131,018	4.8%	145,123	5.3%	153,685	6.4%	173,367	7.2%
Marketing, Media, and Entertainment	126,338	4.6%	123,540	4.5%	99,642	4.2%	98,515	4.1%
Real Estate Technology	122,101	4.5%	104,790	3.8%	139,631	5.8%	127,550	5.3%
Healthcare Technology	113,664	4.2%	104,558	3.8%	137,083	5.7%	127,390	5.3%
Consumer Products & Services	90,445	3.3%	102,394	3.7%	59,153	2.5%	62,237	2.6%
Transportation Technology	98,391	3.6%	96,155	3.5%	82,958	3.5%	80,281	3.2%
Supply Chain Technology	99,345	3.7%	94,229	3.4%	99,462	4.1%	93,897	3.9%
Biotechnology	89,641	3.3%	90,809	3.3%	119,343	5.0%	121,015	5.0%
Multi-Sector Holdings (1)	63,101	2.3%	74,643	2.7%	43,890	1.8%	54,602	2.3%
Connectivity	58,153	2.1%	51,794	1.9%	78,500	3.3%	72,475	2.9%
Diagnostics & Tools	20,838	0.8%	20,882	0.8%	14,156	0.6%	14,309	0.6%
Education Technology	16,399	0.6%	15,314	0.6%	26,152	1.1%	19,991	0.8%
Food and Agriculture Technologies	3,519	0.1%	12,311	0.5%	6,419	0.3%	14,711	0.6%
Digital Assets Technology and Services	5,962	0.2%	6,178	0.2%	5,917	0.2%	5,917	0.2%
Construction Technology	9,443	0.3%	1,071	—%	9,444	0.4%	1,947	0.1%
Industrials	2,266	0.1%	24	—%	2,266	0.1%	1,252	0.1%
Human Resource Technology	17,220	0.6%	1	—%	17,220	0.7%	11,412	0.5%
Total	$2,718,220	100.0%	$2,732,301	100.0%	$2,396,883	100.0%	$2,418,075	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

The geographic composition of the Company's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Company’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States:
West	$736,095	27.1%	$759,440	27.8%	$675,896	28.2%	$710,369	29.4%
Northeast	623,950	23.0%	615,186	22.5%	619,019	25.8%	610,521	25.2%
South	380,642	14.0%	376,575	13.8%	309,040	12.9%	307,262	12.7%
Mountain	254,866	9.4%	265,848	9.7%	207,573	8.7%	213,305	8.8%
Southeast	249,974	9.2%	239,693	8.8%	189,725	7.9%	183,232	7.6%
Midwest	204,920	7.5%	200,055	7.3%	184,707	7.7%	172,917	7.2%
Multi-Sector Holdings (1)	41,351	1.5%	52,915	1.9%	43,270	1.8%	54,016	2.2%
International:
Western Europe	170,559	6.2%	171,677	6.3%	109,616	4.6%	111,261	4.6%
Canada	55,863	2.1%	50,912	1.9%	58,037	2.4%	55,192	2.3%
Total	$2,718,220	100.0%	$2,732,301	100.0%	$2,396,883	100.0%	$2,418,075	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly.

The following table summarizes the composition of the Company’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$2,071,202	76.2%	$2,046,916	75.0%	$1,874,010	78.1%	$1,863,200	77.1%
Equipment Financings	393,577	14.5%	390,409	14.3%	337,368	14.1%	336,764	13.9%
Equity	198,881	7.3%	214,454	7.8%	131,066	5.5%	140,185	5.8%
Warrants	54,560	2.0%	80,522	2.9%	54,439	2.3%	77,926	3.2%
Total	$2,718,220	100.0%	$2,732,301	100.0%	$2,396,883	100.0%	$2,418,075	100.0%

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

The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of June 30, 2026 and December 31, 2025:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2026	December 31, 2025
Foreign currency forward contract	Other assets	$1,583	$54
Foreign currency forward contract	Accounts payable, accrued expenses and other liabilities	—	(46)
Total		$1,583	$8

Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and six months ended June 30, 2026 and 2025 is in the following location in the Consolidated Statements of Operations:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Derivative Instrument	Statement Location	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign currency forward contract	Net realized gain/(loss) from investments	$(10)	$—	$(10)	$—
Foreign currency forward contract	Net change in unrealized appreciation/(depreciation) from investments	283	(317)	1,575	(317)
Total		$273	$(317)	$1,565	$(317)

Note 4. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Company accounts for its investments at fair value in accordance with ASC 820. As of June 30, 2026 and December 31, 2025, the Company’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2026 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Measured at
Assets	(Level 1)	(Level 2)	(Level 3)	Net Asset Value(1)	Total
Debt	$—	$—	$2,437,325	$—	$2,437,325
Equity	1,678	—	182,966	29,810	214,454
Warrants	—	—	80,522	—	80,522
Total Investments at fair value	1,678	—	2,700,813	29,810	2,732,301
Cash and Cash Equivalents	22,177	—	—	—	22,177
Derivative Instruments	—	1,583	—	—	1,583
Total Investments including cash and cash equivalents and derivative instruments	$23,855	$1,583	$2,700,813	$29,810	$2,756,061

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

The methodology for determining the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of June 30, 2026.

	Fair Value as of
	June 30, 2026	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)

Debt investments	$1,972,326	Discounted Cash Flows	Hypothetical Market Yield	5.7% - 27.2%	13.5%

	403,942	Cost approximates fair value (6)	n/a	n/a	n/a

	15,081	Transaction Precedent (7)	Transaction Price	n/a	n/a

	18,728	Scenario Analysis	Probability Weighting of Alternative Outcomes	15.0% - 85.0%	n/a

	27,248	Enterprise Value (8)	Performance Multiple (3)	0.8x - 2.9x	1.2	x

Equity investments	129,328	Market Approach	Performance Multiple (3)	0.4x - 13.1x	3.5	x
			Volatility (5)	39.5% - 103.3%	57.8%
			Risk-Free Interest Rate	3.9% - 4.2%	4.2%
			Estimated Time to Exit (in years)	1.0 - 4.5	3.0

	31,067	Cost approximates fair value (6)	n/a	n/a	n/a

	22,571	Discounted Cash Flows	Hypothetical Market Yield	13.8% - 14.8%	14.1%

Warrants	76,253	Market Approach	Performance Multiple (3)	0.1x - 22.9x	3.8	x
			Company Specific Adjustment (4)	n/a	n/a
			Volatility (5)	38.8% - 134.8%	64.4%
			Risk-Free Interest Rate	3.9% - 4.2%	4.1%
			Estimated Time to Exit (in years)	1.5 - 4.5	2.7

	4,269	Black Scholes	Volatility (5)	61.7% - 124.7%	99.4%
			Discount for Lack of Marketability	n/a	n/a
			Risk-Free Interest Rate	4.2% - 4.4%	4.3%
			Estimated Time to Exit (in years)	4.2 - 9.3	7.7

Total Level 3 Investments	$2,700,813

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are performance multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing, merger or acquisition events near the measurement date.
(2)
Weighted averages are calculated based on the fair value of each investment.
(3)
Represents amounts used when the Company has determined that market participants would use such revenue and/or EBITDA multiples when pricing the investments.
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
(8)
Represents debt investments where fair value is determined by establishing the total enterprise value of the portfolio company and allocating value to individual securities based on their respective liquidation preference within the capital structure.

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

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Company’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing, merger or acquisition events near the measurement date.
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

The following table provides a summary of changes in the fair value of the Company’s Level 3 debt, including loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the six months ended June 30, 2026 (in thousands):

	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2025	$2,199,964	$108,342	$77,926	$2,386,232
Purchases, net of deferred fees	860,436	52,651	3,919	917,006
Non-cash conversions (1)	(25,912)	25,919	(7)	—
Proceeds from sales and paydowns	(599,010)	(12,828)	(1,544)	(613,382)
Accretion of OID, EOT, and PIK payments	29,308	259	—	29,567
Net realized gain/(loss)	(11,420)	2,974	(2,248)	(10,694)
Net change in unrealized appreciation/(depreciation)	(16,041)	5,649	2,476	(7,916)
Fair Value as of June 30, 2026	$2,437,325	$182,966	$80,522	$2,700,813

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of June 30, 2026	$(26,097)	$4,486	$662	$(20,949)

(1)
The non-cash conversion includes the conversion of debt positions and exercise of warrant positions to equity positions during the six months ended June 30, 2026.

* During the six months ended June 30, 2026, there were no transfers into or out of Level 3.

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

* During the year ended December 31, 2025, there were no transfers into or out of Level 3.

Fair Value of Financial Instruments Carried at Cost

As of June 30, 2026 and December 31, 2025, the carrying value of the KeyBank Credit Facility was approximately $282.1 million and $373.9 million, respectively. The carrying value of the KeyBank Credit Facility as of June 30, 2026 and December 31, 2025 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2026 and December 31, 2025, the carrying value of the KeyBank Secured Term Loan Facility was approximately $198.8 million and $198.5 million, respectively, net of unamortized deferred financing costs of $1.2 million and $1.5 million, respectively. The carrying value of the KeyBank Secured Term Loan Facility as of June 30, 2026 and December 31, 2025 approximates fair value, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2026 and December 31, 2025, the carrying value of the 4.375% Notes due 2026 (the “August 2026 Notes”) was approximately $124.9 million and $124.6 million, respectively, net of unamortized deferred financing costs of $0.1 million and $0.4 million, respectively. The August 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s August 2026 Notes as of June 30, 2026, and December 31, 2025, was approximately $116.8 million and $117.2 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2026, and December 31, 2025, the carrying value of the 4.25% Notes due 2026 (the “December 2026 Notes”) was approximately $74.8 million and $74.6 million, respectively, net of unamortized deferred financing fees of $0.2 million and $0.4 million, respectively. The December 2026 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s December 2026 Notes as of June 30, 2026 and December 31, 2025 was approximately $70.6 million and $70.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company's 7.875% Notes due March 2029 (the “March 2029 Notes”) was approximately $140.1 million and $139.7 million, respectively, net of unamortized deferred financing fees and premium of $2.1 million and $2.5 million, respectively. The March 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's March 2029 Notes as of June 30, 2026 and December 31, 2025 was approximately $143.0 million and $143.3 million, respectively, based on the market closing price of the March 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINZ”. See “Note 15 – Subsequent Events” for additional information.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company's 7.875% Notes due September 2029 (the “September 2029 Notes”) was approximately $119.7 million and $119.3 million, respectively, net of unamortized deferred financing fees and premium of $2.5 million and $2.9 million, respectively. The September 2029 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company's September 2029 Notes as of June 30, 2026 and December 31, 2025 was approximately $122.7 million and $123.5 million, respectively, based on the market closing price of the September 2029 Notes, which trade on the Nasdaq Global Select Market under the symbol “TRINI”. See “Note 15 – Subsequent Events” for additional information.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company's Series A Senior Notes (the “Series A Notes”) was approximately $141.6 million and $141.3 million, respectively, net of unamortized deferred financing costs of $0.9 million and $1.2 million, respectively. The Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s Series A Notes as of June 30, 2026 and December 31, 2025 was approximately $142.3 million and $143.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company's 6.750% Notes due July 2030 (the “July 2030 Notes”) was approximately $122.4 million and $122.1 million, respectively, net of unamortized deferred financing costs and discount of $2.6 million and $2.9 million, respectively. The July 2030 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s July 2030 Notes as of June 30, 2026 and December 31, 2025 was approximately $123.1 million and $124.8 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

As of June 30, 2026, the carrying value of the Company's 7.00% Notes due May 2031 (the “May 2031 Notes”) was approximately $293.9 million, net of unamortized deferred financing costs and discount of $6.1 million. The May 2031 Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the Company’s May 2031 Notes as of June 30, 2026 was approximately $301.0 million, which was estimated using a relative market yield approach with Level 3 inputs.

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

During the three months ended June 30, 2026, the Company borrowed $568.0 million and made repayments of $713.4 million under the KeyBank Credit Facility. During the six months ended June 30, 2026, the Company borrowed $915.8 million and made repayments of $1,007.6 million under the KeyBank Credit Facility.

The Company incurred approximately $9.8 million of initial and additional financing costs in connection with the KeyBank Credit Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of June 30, 2026 and December 31, 2025, unamortized deferred financing costs related to the KeyBank Credit Facility were $5.1 million and $5.9 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had a borrowing availability of approximately $407.9 million and $316.1 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$5,624	$7,472	$13,066	$13,600
Amortization of deferred financing costs	434	384	866	770
Total interest and amortization of deferred financing costs	$6,058	$7,856	$13,932	$14,370

Weighted average effective interest rate	8.0%	7.8%	7.7%	8.1%
Weighted average outstanding balance	$303,232	$402,755	$362,251	$354,294

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

The Company incurred approximately $1.5 million of initial and additional financing costs in connection with the KeyBank Secured Term Loan Facility that were capitalized and deferred using the straight-line method over the life of the facility. As of June 30, 2026 and December 31, 2025, unamortized deferred financing costs related to the KeyBank Secured Term Loan Facility were $1.2 million and $1.5 million, respectively.

The summary information regarding the KeyBank Secured Term Loan Facility is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$3,057	$—	$6,100	$—
Amortization of deferred financing costs	96	—	194	—
Total interest and amortization of deferred financing costs	$3,153	$—	$6,294	$—

Weighted average effective interest rate	6.3%	—%	6.3%	—%
Weighted average outstanding balance	$200,000	$—	$200,000	$—

Unsecured Notes

As of June 30, 2026 and December 31, 2025, the Company had the following outstanding Unsecured Notes (dollars in thousands):

	June 30, 2026	December 31, 2025
May 2031 Notes, net of $6,101 and $0, respectively, of unamortized deferred financing costs and discount	$293,899	$—
Series A Notes, net of $927 and $1,168, respectively, of unamortized deferred financing costs	141,573	141,332
March 2029 Notes, net of $2,107 and $2,465, respectively, of unamortized deferred financing costs and premium	140,059	139,701
August 2026 Notes, net of $85 and $373, respectively, of unamortized deferred financing costs	124,915	124,627
July 2030 Notes, net of $2,568 and $2,889, respectively, of unamortized deferred financing costs and discount	122,432	122,111
September 2029 Notes, net of $2,511 and $2,867, respectively, of unamortized deferred financing costs and premium	119,704	119,348
December 2026 Notes, net of $170 and $356, respectively, of unamortized deferred financing costs	74,830	74,644
Total Unsecured Notes, net of $14,469 and $10,118, respectively, of unamortized deferred financing costs and premium/discount	$1,017,412	$721,763

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

On January 16, 2025, the 2025 Notes matured pursuant to their terms and were repaid in full. The 2025 Notes are no longer outstanding or listed on the Nasdaq Global Select Market.

The components of interest expense and related fees for the 2025 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$—	$—	$—	$445
Amortization of deferred financing costs	—	—	—	81
Total interest and amortization of deferred financing costs	$—	$—	$—	$526

Weighted average effective interest rate	—%	—%	—%	8.3%
Weighted average outstanding balance	$—	$—	$—	$12,638

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

On February 20, 2025, the holders of the Convertible Notes exercised their right to convert all of the outstanding principal amount of the Convertible Notes, pursuant to the terms and conditions of the Convertible Notes. At its election, the Company paid $66.2 million in cash to satisfy in full its obligation to pay the principal amount of the Convertible Notes and any accrued interest, such settlement amount being determined based on the then existing conversion rate of 81.6439 per $1,000 principal amount of the Convertible Notes. The net amount of the carrying value of the Convertible Notes and cash paid of $15.8 million was recorded in Paid-In Capital in Excess of Par Value on the Consolidated Statements of Assets and Liabilities, and as such, no realized gain or loss was recorded. As of June 30, 2026, the Convertible Notes are no longer outstanding.

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

The components of interest expense and related fees for the Convertible Notes were as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$—	$—	$—	$417
Amortization of deferred financing costs and original issue discount	—	—	—	89
Total interest and amortization of deferred financing costs and original issue discount	$—	$—	$—	$506

Weighted average effective interest rate	—%	—%	—%	7.2%
Weighted average outstanding balance	$—	$—	$—	$14,088

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

Aggregate offering costs in connection with the August 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $2.9 million, which were capitalized and deferred. As of June 30, 2026 and December 31, 2025, unamortized deferred financing costs related to the August 2026 Notes were $0.1 million and $0.4 million, respectively.

The components of interest expense and related fees for the August 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$1,367	$1,367	$2,734	$2,734
Amortization of deferred financing costs	144	144	288	288
Total interest and amortization of deferred financing costs	$1,511	$1,511	$3,022	$3,022

Weighted average effective interest rate	4.8%	4.8%	4.8%	4.8%
Weighted average outstanding balance	$125,000	$125,000	$125,000	$125,000

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

The December 2026 Notes bear interest at a fixed rate of 4.25% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2022. The December 2026 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred. As of June 30, 2026 and December 31, 2025, unamortized deferred financing costs related to the December 2026 Notes were $0.2 million and $0.4 million, respectively.

The components of interest expense and related fees for the December 2026 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$797	$797	$1,594	$1,594
Amortization of deferred financing costs	95	99	190	192
Total interest and amortization of deferred financing costs	$892	$896	$1,784	$1,786

Weighted average effective interest rate	4.8%	4.8%	4.8%	4.8%
Weighted average outstanding balance	$75,000	$75,000	$75,000	$75,000

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

The March 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINZ” on April 1, 2024. See “Note 15 – Subsequent Events” for additional information.

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

During the three and six months ended June 30, 2026, the Company did not issue or sell any aggregate principal amounts of its ATM March 2029 Notes under the Sale Agreement. During the three and six months ended June 30, 2025, the Company issued and sold $1.4 million and $1.6 million, respectively, in aggregate principal amount of its ATM March 2029 Notes and raised $1.4 million and $1.6 million, respectively, of net proceeds after deducting deferred offering costs and commissions to the Sales Agents on notes sold under the Sale Agreement.

The components of the carrying value of the March 2029 Notes were as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount of debt	$142,166	$142,166
Unamortized deferred financing cost	(2,228)	(2,604)
Issuance premium and/or (discount), net of accretion	121	139
Carrying value of March 2029 Notes	$140,059	$139,701

Aggregate offering costs in connection with the March 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.9 million, which were capitalized and deferred.

The components of interest expense and related fees for the March 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$2,799	$2,271	$5,598	$4,535
Amortization of deferred financing costs and premium	195	179	387	352
Total interest, amortization of deferred financing costs and premium	$2,994	$2,450	$5,985	$4,887

Weighted average effective interest rate	8.4%	8.4%	8.4%	8.5%
Weighted average outstanding balance	$142,166	$115,987	$142,166	$115,508

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

The September 2029 Notes began trading on the Nasdaq Global Select Market under the symbol “TRINI” on July 22, 2024. See “Note 15 – Subsequent Events” for additional information.

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

During the three and six months ended June 30, 2026, the Company did not issue or sell any aggregate principal amount of its ATM September 2029 Notes under the Sale Agreement. During the three and six months ended June 30, 2025, the Company issued and sold $0.8 million and $4.2 million, respectively, in aggregate principal amount of its ATM September 2029 Notes and raised $0.8 million and $4.2 million, respectively, of net proceeds after deducting deferred offering costs and commissions to the Sales Agents on notes sold under the Sale Agreement.

The components of the carrying value of the September 2029 Notes were as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount of debt	$122,215	$122,215
Unamortized deferred financing cost	(2,561)	(2,925)
Issuance premium and/or (discount), net of accretion	50	58
Carrying value of September 2029 Notes	$119,704	$119,348

Aggregate offering costs in connection with the September 2029 Notes issuance, including the underwriters’ discount and commissions, were approximately $4.0 million, which were capitalized and deferred.

The components of interest expense and related fees for the September 2029 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$2,406	$2,321	$4,812	$4,586
Amortization of deferred financing costs and premium	195	189	386	373
Total interest, amortization of deferred financing costs and premium	$2,601	$2,510	$5,198	$4,959

Weighted average effective interest rate	8.5%	8.4%	8.5%	8.5%
Weighted average outstanding balance	$122,215	$119,010	$122,215	$117,140

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

Aggregate offering costs in connection with the Series A Notes issuance, including the underwriters’ discount and commissions, were approximately $1.7 million, which were capitalized and deferred. As of June 30, 2026 and December 31, 2025, unamortized deferred financing costs related to the Series A Notes were $0.9 million and $1.2 million, respectively.

The components of interest expense and related fees for the Series A Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$2,701	$2,701	$5,403	$5,403
Amortization of deferred financing costs	120	120	241	241
Total interest and amortization of deferred financing costs	$2,821	$2,821	$5,644	$5,644

Weighted average effective interest rate	7.9%	7.9%	7.9%	7.9%
Weighted average outstanding balance	$142,500	$142,500	$142,500	$142,500

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

The components of the carrying value of the July 2030 Notes were as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount of debt	$125,000	$125,000
Unamortized deferred financing cost	(1,528)	(1,719)
Issuance premium and/or (discount), net of accretion	(1,040)	(1,170)
Carrying value of July 2030 Notes	$122,432	$122,111

Aggregate offering costs in connection with the July 2030 Notes issuance, including the underwriters’ discount and commissions, were approximately $1.9 million, which were capitalized and deferred.

The components of interest expense and related fees for the July 2030 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$2,109	$—	$4,219	$—
Amortization of deferred financing costs and discount	165	—	330	—
Total interest, amortization of deferred financing costs and discount	$2,274	$—	$4,549	$—

Weighted average effective interest rate	7.3%	—%	7.3%	—%
Weighted average outstanding balance	$125,000	$—	$125,000	$—

May 2031 Notes

On May 21, 2026, the Company issued and sold $300.0 million in aggregate principal amount of the May 2031 Notes under its shelf Registration Statement on Form N-2.

The May 2031 Notes were issued pursuant to the Base Indenture and an Eighth Supplemental Indenture, dated as of May 21, 2026, between the Company and the Trustee (together with the Base Indenture, the “May 2031 Notes Indenture”). The May 2031 Notes mature on May 21, 2031, unless repurchased or redeemed in accordance with their terms prior to such date. The May 2031 Notes are redeemable, in whole or in part at the Company’s option at any time prior to April 21, 2031 at par value plus a “make-whole” premium calculated in accordance with terms under the May 2031 Notes Indenture and at par on April 21, 2031 or thereafter.

The May 2031 Notes bear interest at a fixed rate of 7.00% per year payable semi-annually on May 21 and November 21 of each year, commencing on November 21, 2026. The May 2031 Notes are direct, general unsecured obligations of the Company and rank pari passu, or equal in right of payment, with all of the Company’s existing and future unsecured indebtedness or other obligations that are not so subordinated.

The components of the carrying value of the May 2031 Notes were as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount of debt	$300,000	$—
Unamortized deferred financing cost	(3,699)	—
Issuance premium and/or (discount), net of accretion	(2,402)	—
Carrying value of May 2031 Notes	$293,899	$—

Aggregate offering costs in connection with the May 2031 Notes issuance, including the underwriters’ discount and commissions, were approximately $3.8 million, which were capitalized and deferred.

The components of interest expense and related fees for the May 2031 Notes are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$2,333	$—	$2,333	$—
Amortization of deferred financing costs and discount	137	—	137	—
Total interest, amortization of deferred financing costs and discount	$2,470	$—	$2,470	$—

Weighted average effective interest rate	7.3%	—%	7.3%	—%
Weighted average outstanding balance	$135,165	$—	$67,956	$—

As of June 30, 2026, the Company was in compliance with the terms of the KeyBank Credit Agreement, the KeyBank Term Credit Agreement, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture, the Note Purchase Agreement, the July 2030 Notes Indenture and the May 2031 Notes Indenture. As of December 31, 2025, the Company was in compliance with the terms of the KeyBank Credit Agreement, the KeyBank Term Credit Agreement, the August 2026 Notes Indenture, the December 2026 Notes Indenture, the March 2029 Notes Indenture, the September 2029 Notes Indenture, the Note Purchase Agreement and the July 2030 Notes Indenture.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2026 and December 31, 2025 are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments as of June 30, 2026 and December 31, 2025 includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

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

As of June 30, 2026, the Company had unfunded commitments of $3.0 million, $87.4 million, $29.0 million and $4.7 million for Senior Credit Corp, Direct Lending, CapTrin and SBIC, respectively. As of June 30, 2026, the Company had aggregate unfunded commitments of $114.2 million to 15 portfolio companies.

The Company did not have any other off-balance sheet commitments as of June 30, 2026.

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

Leases

ASU No. 2016‑02, Leases (Topic 842) requires that a lessee evaluate its leases to determine whether they should be classified as operating or finance leases. The Company classified the leases for its headquarters and other administrative office spaces as operating leases.

The total lease expense incurred for three and six months ended June 30, 2026 was approximately $0.5 million and $1.1 million, respectively. The total lease expense incurred for the three and six months ended June 30, 2025 was approximately $0.4 million and $0.8 million, respectively. As of June 30, 2026 and December 31, 2025, the right of use assets related to the office operating leases were $7.3 million and $7.6 million, respectively, and the lease liabilities were $7.8 million and $8.0 million, respectively.

As of both June 30, 2026 and December 31, 2025, the weighted-average discount rate determined for the operating lease liabilities was 7.96%. As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term for the operating leases was 4.7 years and 5.2 years, respectively.

The following table shows future minimum payments under the Company’s operating leases as of June 30, 2026 (in thousands):

For the Years Ended December 31,	Total
2026	$937
2027	1,834
2028	1,752
2029	1,810
2030	1,859
Thereafter	594
Total	$8,786

Legal Proceedings

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. As of June 30, 2026, there were no material legal matters or material litigation pending of which the Company is aware.

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

Equity ATM Program

On November 9, 2021, the Company established an at-the-market equity program (the “ATM Program”), pursuant to which the Company could issue and sell, from time to time, up to $50.0 million in aggregate offering price of shares of its common stock by any method permitted by law and deemed to be part of an “at-the-market” offering (as defined in Rule 415 under the Securities Act). On December 1, 2023, the Company entered into new equity distribution agreements to (i) increase the maximum aggregate offering price of shares of its common stock to be sold through the ATM Program to $145.7 million and (ii) add one additional sales agent to the ATM Program. On August 23, 2024, the Company entered into new equity distribution agreements to (i) increase the maximum aggregate offering price of shares of its common stock to be sold through the ATM Program to $250.0 million and (ii) add one additional sales agent to the ATM Program. On August 29, 2025, the Company entered into new equity distribution agreements to (i) issue and sell up to an additional $250.0 million in aggregate offering price of shares of its common stock through the ATM Program and (ii) add one additional sales agent to the ATM Program. On May 7, 2026, the Company entered into new equity distribution agreements to issue and sell up to an additional $300.0 million in aggregate offering price of shares of its common stock through the ATM Program.

The Company generally uses net proceeds from the ATM Program to make investments in accordance with its investment objective and investment strategy and for general corporate purposes.

During the three months ended June 30, 2026, the Company issued and sold 6,134,888 shares of its common stock at a weighted-average price of $16.39 per share and raised $99.5 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program. During the six months ended June 30, 2026, the Company issued and sold 11,412,162 shares of its common stock at a weighted-average price of $15.76 per share and raise $177.8 million of net proceeds after deducting deferred offering costs and commissions to the sales agents on shares sold under the ATM Program.

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

During the three months ended June 30, 2026, the Company issued 26,342 shares of common stock for a total of approximately $0.5 million under the DRIP. During the six months ended June 30, 2026, the Company issued 72,751 shares of common stock for a total of approximately $1.2 million under the DRIP.

During the year ended December 31, 2025, the Company issued 94,569 shares of common stock for a total of approximately $1.4 million under the DRIP.

Distributions

The following table summarizes the Company’s distributions declared during the six months ended June 30, 2026 and the year ended December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
September 17, 2025	Quarterly	September 30, 2025	October 15, 2025	0.51
December 17, 2025	Quarterly	December 31, 2025	January 15, 2026	0.51
December 17, 2025	Monthly	January 15, 2026	January 30, 2026	0.17
December 17, 2025	Monthly	February 13, 2026	February 27, 2026	0.17
December 17, 2025	Monthly	March 13, 2026	March 31, 2026	0.17
Total distributions declared during the year ended December 31, 2025				$2.55
March 18, 2026	Monthly	April 15, 2026	April 30, 2026	$0.17
March 18, 2026	Monthly	May 15, 2026	May 29, 2026	0.17
March 18, 2026	Monthly	June 11, 2026	June 30, 2026	0.17
June 17, 2026	Monthly	July 15, 2026	July 31, 2026	0.17
June 17, 2026	Monthly	August 14, 2026	August 31, 2026	0.17
June 17, 2026	Monthly	September 10, 2026	September 30, 2026	0.17
Total distributions declared during the six months ended June 30, 2026				$1.02

Since inception, the Company has declared aggregate dividends of $12.27 per share, inclusive of the distributions summarized above.

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

The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2026 and 2025 (dollars in thousands), except per share information.

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2026	Grant Date Fair Value	June 30, 2025	Grant Date Fair Value
Unvested as of Beginning of Period	1,835,394	$14.80	1,993,459	$14.53
Shares Granted	908,539	14.42	319,956	15.83
Shares Vested and Forfeited	(472,424)	14.74	(428,706)	14.84
Unvested as of Ending of Period	2,271,509	$14.66	1,884,709	$14.68

Fair Value of Granted Stock	$13,101		$5,065
Compensation Cost Recognized	$6,270		$5,596

As of June 30, 2026, there was approximately $30.5 million of total unrecognized compensation costs related to the non-vested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.9 years. As of December 31, 2025, there was approximately $23.9 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a weighted average period of 2.8 years. Shares vested and forfeited primarily relate to shares acquired of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

The $15.83 exercise price of the Option Awards was calculated based on the closing stock price on the Option Awards Grant Date. As of June 30, 2026, there were no Option Awards exercised as time-based and market-based vesting conditions had not been met as of that date.

During the three and six months ended June 30, 2026, there was $0.1 million and $0.2 million, respectively, of total compensation costs related to the Option Awards. As of June 30, 2026, there was approximately $1.2 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 2.7 years. The fair value of the Option Awards as of June 30, 2026 was approximately $0.9 million. During the three and six months ended June 30, 2025, there was $0.1 million and $0.1 million, respectively, of total compensation costs related to the Option Awards. As of June 30, 2025, there was approximately $1.6 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 3.7 years. The fair value of the Option Awards as of December 31, 2025 was approximately $1.7 million.

2019 Restricted Stock Plan

The Company’s Board initially adopted and approved the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (as amended, the “2019 Restricted Stock Plan”) on October 17, 2019 and the Company’s stockholders approved the 2019 Restricted Stock Plan on June 17, 2021 at the Company’s 2021 Annual Meeting of Stockholders, with the 2019 Restricted Stock Plan becoming effective on June 17, 2021. The Company’s Board adopted and approved Amendment No. 1 to the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan on April 23, 2024 to increase the total number of shares available for issuance under the 2019 Restricted Stock Plan by 60,000 shares (from 60,000 shares to 120,000 shares) and the Company’s stockholders approved such amendment on June 12, 2024 at the Company’s 2024 Annual Meeting of Stockholders, with such amendment becoming effective on June 12, 2024. On April 28, 2026, the Company’s Board adopted and approved Amendment No. 2 to the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan to increase the total number of shares available for issuance under the 2019 Restricted Stock Plan by 100,000 shares (from 120,000 shares to 220,000 shares). The Company’s stockholders approved such amendment on June 10, 2026 at the Company’s 2026 Annual Meeting of Stockholders, with such amendment becoming effective on June 10, 2026.

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

Subject to certain adjustments under the 2019 Restricted Stock Plan, the total number of shares of the Company’s common stock that may be subject to Non-Employee Director Awards is 220,000 shares. The 2019 Restricted Stock Plan is to be administered by the Compensation Committee, subject to the discretion of the Board. The 2019 Restricted Stock Plan will terminate on the day prior to the tenth anniversary of the date it was approved by the Company’s stockholders, unless terminated sooner by action of the Board.

For additional information regarding the 2019 Restricted Stock Plan, please refer to the Company’s Current Reports on Form 8-K, filed with the SEC on June 23, 2021, June 14, 2024 and June 12, 2026 and the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders.

The following table summarizes issuances, vesting, and retirement of shares under the plan as well as the fair value of granted stock for the six months ended June 30, 2026 and 2025 (dollars in thousands), except per share information.

	Six Months Ended	Weighted Average	Six Months Ended	Weighted Average
	June 30, 2026	Grant Date Fair Value	June 30, 2025	Grant Date Fair Value
Unvested as of Beginning of Period,	13,772	$14.52	13,340	$14.99
Shares Granted	24,704	17.00	13,772	14.52
Shares Vested and Forfeited	(13,772)	14.52	(13,340)	14.99
Unvested as of Ending of Period,	24,704	$17.00	13,772	$14.52

Fair Value of Granted Stock	$420		$200
Compensation Cost Recognized	$112		$99

As of June 30, 2026, there was approximately $0.4 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs are expected to be recognized over a one-year period. As of December 31, 2025, there was approximately $0.1 million of total unrecognized compensation costs related to non-vested restricted stock awards. These costs were expected to be recognized over a six-month period.

Note 9. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025 (in thousands except shares and per share information):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings per common share - basic
Numerator for basic earnings per share	$44,405	$41,414	$74,237	$68,499
Denominator for basic weighted average shares	90,464,413	65,911,570	87,072,704	64,242,822
Earnings/(Loss) per common share - basic	$0.49	$0.63	$0.85	$1.07
Earnings per common share - diluted
Numerator for increase in net assets per share	44,405	41,414	74,237	68,499
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	—	—	—
Numerator for diluted earnings per share	44,405	41,414	74,237	68,499
Denominator for basic weighted average shares	90,464,413	65,911,570	87,072,704	64,242,822
Adjustment for dilutive effect of Option Awards and Convertible Notes	—	—	—	—
Denominator for diluted weighted average shares	90,464,413	65,911,570	87,072,704	64,242,822
Earnings/(Loss) per common share - diluted	$0.49	$0.63	$0.85	$1.07

Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using (i) the treasury stock method for Option Awards that assumes shares were exercised at the beginning of the reporting period (or at time of issuance, if later) and is intended to show the dilution effect to common stockholders and (ii) the if-converted method for the Convertible Notes that assumes the conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. During three and six months ended June 30, 2025, the market-based conditions for the Option Awards were not met and the Convertible Notes were converted in full and are no longer outstanding, as such, both were not considered in the calculation of diluted EPS.

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

For the three and six months ended June 30, 2026, $0.6 million and $1.7 million was recorded for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2025, $0.6 million and $1.2 million was recorded for U.S. federal excise tax, respectively.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Tax Cost of Investments	$2,719,189	$2,395,914

	June 30, 2026	December 31, 2025
Unrealized appreciation	$106,474	$94,696
Unrealized depreciation	(103,923)	(85,533)
Net unrealized appreciation/(depreciation) from investments	$2,551	$9,163

Note 11. Financial Highlights

The following presents financial highlights (in thousands except share and per share information):

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Per Share Data: (1)
Net asset value, beginning of period	$13.42	$13.35

Net investment income	1.04	1.05
Net realized and unrealized gains/(losses) on investments (2)	(0.19)	0.02
Net increase/(decrease) in net assets resulting from operations	0.85	1.07

Offering costs	(0.02)	(0.02)
Effect of shares issued and repurchased (3)	0.24	(0.11)
Distributions (4)	(1.02)	(1.02)
Total increase/(decrease) in net assets	0.05	(0.08)

Net asset value, end of period	$13.47	$13.27

Shares outstanding, end of period	94,023,371	69,574,146
Weighted average shares outstanding	87,072,704	64,242,822
Total return based on net asset value (5)(9)	8.0%	7.0%
Total return based on market value (6)(9)	34.1%	4.2%

Ratio/Supplemental Data:
Per share market value at end of period	$17.89	$14.07
Net assets, end of period	$1,266,849	$923,568
Ratio of total expenses to average net assets (10)	14.9%	16.0%
Ratio of net investment income to average net assets (10)	15.5%	15.9%
Ratio of interest and credit facility expenses to average net assets (10)	8.4%	8.4%
Portfolio turnover rate (7)(9)	24.5%	19.4%
Asset coverage ratio (8)	183.7%	187.0%

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
(8)
Based on outstanding debt of $1,514.0 million and $1,061.3 million as of June 30, 2026 and 2025, respectively.
(9)
Not annualized.
(10)
Annualized.

Senior Securities

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table as of June 30, 2026, and December 31, 2025, 2024, 2023, 2022, 2021, and 2020. No senior securities were outstanding as of December 31, 2019.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Suisse Credit Facility
June 30, 2026 (Unaudited)(5)	$—	—	—	$—
December 31, 2025(5)	—	—	—	—
December 31, 2024(5)	—	—	—	—
December 31, 2023(5)	—	—	—	—
December 31, 2022(5)	—	—	—	—
December 31, 2021	10,000	1,958	—	—
December 31, 2020	135,000	1,770	—	—

KeyBank Credit Facility
June 30, 2026 (Unaudited)	$282,100	1,837	—	$—
December 31, 2025	373,900	1,838	—	—
December 31, 2024	113,000	1,927	—	—
December 31, 2023	213,000	1,947	—	—
December 31, 2022	187,500	1,741	—	—
December 31, 2021	81,000	1,958	—	—
December 31, 2020	—	—	—	—

KeyBank Secured Term Loan Facility
June 30, 2026 (Unaudited)	$200,000	1,837	—	$—
December 31, 2025	200,000	1,838	—	—
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

2025 Notes
June 30, 2026 (Unaudited)(6)	$—	—	—	$—
December 31, 2025(6)	—	—	—	—
December 31, 2024	152,500	1,927	—	1,009
December 31, 2023	182,500	1,947	—	1,006
December 31, 2022	182,500	1,741	—	1,006
December 31, 2021	125,000	1,958	—	—
December 31, 2020	125,000	1,770	—	—

Convertible Notes
June 30, 2026 (Unaudited)(7)	$—	—	—	$—
December 31, 2025(7)	—	—	—	—
December 31, 2024	50,000	1,927	—	—
December 31, 2023	50,000	1,947	—	—
December 31, 2022	50,000	1,741	—	—
December 31, 2021	50,000	1,958	—	—
December 31, 2020	50,000	1,770	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
August 2026 Notes
June 30, 2026 (Unaudited)	$125,000	1,837	—	$—
December 31, 2025	125,000	1,838	—	—
December 31, 2024	125,000	1,927	—	—
December 31, 2023	125,000	1,947	—	—
December 31, 2022	125,000	1,741	—	—
December 31, 2021	125,000	1,958	—	—
December 31, 2020	—	—	—	—

December 2026 Notes
June 30, 2026 (Unaudited)	$75,000	1,837	—	$—
December 31, 2025	75,000	1,838	—	—
December 31, 2024	75,000	1,927	—	—
December 31, 2023	75,000	1,947	—	—
December 31, 2022	75,000	1,741	—	—
December 31, 2021	75,000	1,958	—	—
December 31, 2020	—	—	—	—

March 2029 Notes
June 30, 2026 (Unaudited)	$142,166	1,837	—	$1,012
December 31, 2025	142,166	1,838	—	1,012
December 31, 2024	115,000	1,927	—	1,012
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

September 2029 Notes
June 30, 2026 (Unaudited)	$122,215	1,837	—	$1,013
December 31, 2025	122,215	1,838	—	1,014
December 31, 2024	115,000	1,927	—	1,014
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Series A Notes
June 30, 2026 (Unaudited)	$142,500	1,837	—	$—
December 31, 2025	142,500	1,838	—	—
December 31, 2024	142,500	1,927	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Class and Period, Continued	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
July 2030 Notes
June 30, 2026 (Unaudited)	$125,000	1,837	—	$—
December 31, 2025	125,000	1,838	—	—
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

May 2031 Notes
June 30, 2026 (Unaudited)	$300,000	1,837	—	$—
December 31, 2025	—	—	—	—
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—
December 31, 2020	—	—	—	—

Total
June 30, 2026 (Unaudited)	$1,513,981	1,837	—	$—
December 31, 2025	1,305,781	1,838	—	—
December 31, 2024	888,000	1,927	—	—
December 31, 2023	645,500	1,947	—	—
December 31, 2022	620,000	1,741	—	—
December 31, 2021	466,000	1,958	—	—
December 31, 2020	310,000	1,770	—	—

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

Note 12. Related Party Transactions

During the three and six months ended June 30, 2026 and the year ended December 31, 2025, certain related parties received distributions from the Company relating to their shares held. Refer to “Note 7 – Stockholder’s Equity” for further details on the Company’s DRIP and the distributions declared.

During the three and six months ended June 30, 2026 and the year ended December 31, 2025, the Company’s directors and executive officers and certain employees received restricted stock awards under the 2019 Long Term Incentive Plan and the 2019 Restricted Stock Plan. Refer to “Note 8 – Equity Incentive Plans” for further details on the Company’s stock-based compensation plans.

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

Senior Credit Corp 2022 LLC

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company entered into a joint venture agreement with certain funds and accounts managed by a specialty credit manager (collectively, the “Senior Credit Corp JV Partner”) on December 5, 2022 to co-manage Senior Credit Corp. Senior Credit Corp invests in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The Company and the Senior Credit Corp JV Partner committed to initially contribute $21.4 million and $150.0 million, respectively, of capital in the form of 8.5% notes and preferred equity in Senior Credit Corp. Senior Credit Corp is capitalized as investment transactions are completed and all portfolio decisions and generally all other actions in respect of Senior Credit Corp must be approved by the board of managers of Senior Credit Corp consisting of an equal number of representatives of the Company and the Senior Credit Corp JV Partner. Capital contributions are called from each JV member on a pro-rata basis based on their total capital commitments, with 70% of each such capital contribution invested in Senior Credit Corp’s 8.5% notes and the remaining 30% invested in Senior Credit Corp’s preferred equity. As of June 30, 2026, the Company’s and Senior Credit Corp JV Partner’s ownership of Senior Credit Corp was 12.5% and 87.5%, respectively.

The Company has agreed to offer Senior Credit Corp the opportunity to purchase a percentage of each secured loan and equipment financing advance originated by the Company during the period commencing on September 1, 2022 and ending on December 31, 2026. Senior Credit Corp is required to pay the Company a fee equal to 100 basis points of the total principal amount of each loan or equipment financing advance acquired by Senior Credit Corp from the Company, with 50% of the fee for each such particular loan or advance payable by Senior Credit Corp to the Company within two business days of the date of such acquisition or advance and the remaining 50% payable in equal monthly installments over 24 months following the date of such acquisition or advance. In addition, Senior Credit Corp is required to pay the Company an administrative agent fee equal to 75 basis points of the daily average aggregate value of Senior Credit Corp’s outstanding loans and equipment financings.

As of both June 30, 2026 and December 31, 2025, the Company contributed $18.4 million of capital to Senior Credit Corp, which consisted of a debt investment of $12.9 million and an equity investment of $5.5 million. As of both June 30, 2026 and December 31, 2025, the Company’s unfunded commitment of capital to Senior Credit Corp was $3.0 million.

As of June 30, 2026 and December 31, 2025, Senior Credit Corp’s total investment portfolio on a fair value basis was $212.9 million and $225.8 million, respectively. During the three and six months ended June 30, 2026, the Company received $22.9 million and $44.7 million, respectively, in net proceeds from the sale of investments to Senior Credit Corp. During the year ended December 31, 2025, the Company received $110.6 million in net proceeds from the sale of investments to Senior Credit Corp.

During the three and six months ended June 30, 2026, the Company earned approximately $0.6 million and $1.2 million for originations and administrative agent fees which are recognized as fee income on the Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company earned approximately $0.6 million and $1.3 million, respectively, for originations and administrative agent fees. As of June 30, 2026, the Company had approximately $0.4 million in outstanding receivables due that was included in other assets and $0.8 million in outstanding payables related to early repayments in accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Company had approximately $1.6 million in outstanding receivables due that was included in other assets and $5.9 million in outstanding payables related to early prepayments from a portfolio company in accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Company has entered into a resource sharing agreement (“Sharing Agreement”) with the Adviser Sub, through which the Adviser Sub has access to the Company’s human capital resources, facilities and systems. Under the terms of the Sharing Agreement, the Company allocates the related expenses of such shared resources to the Adviser Sub pro rata based on total assets under management by the Adviser Sub and the Company. The Company’s total expenses for the three and six months ended June 30, 2026, are net of such expenses allocated to the Adviser Sub of $0.9 million and $2.0 million, respectively. The Company's total expenses for the three and six months ended June 30, 2025, are net of such expenses allocated to the Adviser Sub of $0.5 million and $0.9 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had $6.4 million and $4.5 million, respectively, in outstanding receivables due from the Adviser Sub that were included in other assets in the accompanying Consolidated Statement of Assets and Liabilities.

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

Eagle Point Trinity Senior Secured Lending Company

As disclosed in “Note 1 - Organization and Basis of Presentation”, the Company and a specialty credit manager funded a portion of their respective capital commitments on June 28, 2024 to commence the operations of a credit fund, EPT 16 LLC. On August 28, 2025, EPT 16 LLC converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company (“EPT”) and elected to be regulated as a BDC under the 1940 Act. EPT has acquired and intends to acquire, hold and, as applicable, dispose of investments that have been originated by the Company. As of June 30, 2026, the Company’s ownership percentage was 16.4%. EPT has entered into an investment management agreement with the Adviser Sub, pursuant to which the Adviser Sub will earn certain base management and incentive fees in exchange for providing advisory services to EPT.

As of June 30, 2026 and December 31, 2025, EPT’s total investment portfolio on a fair value basis was $140.0 million and $123.1 million, respectively. During the three and six months ended June 30, 2026, the Company received $13.6 million and $28.3 million in proceeds from the sale of investments to EPT. During the year ended December 31, 2025, the Company received $74.0 million in net proceeds from the sale of investments to EPT.

As of June 30, 2026, the Company had approximately $0.1 million in outstanding receivables due that was included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Company had approximately $0.2 million in outstanding receivables due that was included in other assets and $1.4 million in outstanding payables related to early prepayments from a portfolio company in accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2026, the Company had contributed $23.3 million of capital to Direct Lending, had a return of capital of $10.6 million from Direct Lending and had an unfunded capital commitment of $87.4 million. As of December 31, 2025, the Company had contributed $22.4 million of capital to Direct Lending, had a return of capital of $7.5 million from Direct Lending and had an unfunded commitment of $85.1 million.

As of June 30, 2026 and December 31, 2025, Direct Lending’s total investment portfolio on a fair value basis was $24.5 million and $30.1 million, respectively. During the three and six months ended June 30, 2026, the Company received proceeds of $0.9 million and $9.7 million from the sale of investments to Direct Lending. During the year ended December 31, 2025, the Company received proceeds of $48.0 million from the sale of investments to Direct Lending.

As of June 30, 2026 and December 31, 2025, the Company had approximately $0.7 million and $0.3 million, respectively, in outstanding receivables due from Direct Lending that was included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

CapTrin Partners, LLC

As disclosed in “Note 1 – Organization and Basis of Presentation,” on January 21, 2026, the Company entered into a joint venture agreement with CapTrin JV Partner to co-manage CapTrin. CapTrin invests primarily in first-out senior secured debt opportunities in the lower middle market. The Company and CapTrin JV Partner each hold equal ownership interests in CapTrin and committed capital contributions of $50.0 million. CapTrin is capitalized as investment transactions are completed, with contributions called from each member on a pro rata basis relative to each member's total commitments. As of June 30, 2026, the Company had an unfunded capital commitment of $29.0 million.

As of June 30, 2026, the Company had approximately $0.4 million in outstanding receivables due from CapTrin, which is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

Trinity Capital SBIC LP

The Adviser Sub serves as investment adviser to the SBIC Fund, a newly formed Delaware limited partnership that held its initial closing on March 13, 2026. In connection with the initial closing, the Company committed $5.0 million as a limited partner. Trinity SBIC GP, LLC, a wholly owned subsidiary of the Adviser Sub, serves as the general partner of the SBIC Fund and is responsible for the management and operations of the SBIC Fund. Because the Adviser Sub and the Company control the general partner of the SBIC Fund, the SBIC Fund is considered an affiliated entity for purposes of the 1940 Act and applicable SEC rules. The Company holds a $5.0 million limited partnership interest in the SBIC Fund, of which $4.7 million is unfunded as of June 30, 2026.

As of June 30, 2026, SBIC’s total investment portfolio on a fair value basis was $7.1 million. During the three and six months ended June 30, 2026, SBIC co-invested alongside the Company in amounts of $7.0 million and $7.0 million, respectively. As of June 30, 2026, the Company had approximately $0.3 million in outstanding receivables due from the SBIC Fund that was included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Note 13. Segment Reporting

The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. While the Company derives income and capital appreciation by providing debt to growth-oriented companies across various industries, the Company and the CODM evaluate and monitor performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan servicing in addition to the administrative functions of human resources, legal, finance and information technology. The accounting policies of the segment align with those outlined in “Note 2 - Summary of Significant Accounting Policies” included in the notes of the consolidated financial statements.

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

Note 14. Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) related to expense disclosures. The amendments in ASU 2024-03 require public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update will become effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

Equity ATM Program

For the period from July 1, 2026 to August 3, 2026, the Company issued and sold 662,575 shares of its common stock at a weighted-average price of $17.75 per share and raised $11.6 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

NYSE Listing Transfer

On July 27, 2026, the Company transferred the listing of its common stock from the Nasdaq Global Select Market to the NYSE and NYSE Texas under the same ticker symbol, “TRIN.”

In connection with such transfer, the Company's March 2029 Notes and September 2029 Notes also transferred to the NYSE and NYSE Texas under the ticker symbols “TRNZ” and “TRNI,” respectively, on July 27, 2026.

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

On January 16, 2020, through a series of transactions, we acquired Trinity Capital Investment, LLC, Trinity Capital Fund II, L.P., Trinity Capital Fund III, L.P., Trinity Capital Fund IV, L.P., and Trinity Sidecar Income Fund, L.P. (collectively, the “Legacy Funds”) and all of their respective assets, including their respective investment portfolios, as well as Trinity Capital Holdings, LLC, a holding company whose subsidiaries managed and/or had the right to receive fees from certain of the Legacy Funds. In order to complete these transactions, we used a portion of the proceeds from our private equity offering and private debt offering that occurred on January 16, 2020 (the “Private Offerings”).

On February 2, 2021, we completed our initial public offering of 8,006,291 shares of our common stock at a price of $14.00 per share, inclusive of the underwriters’ option to purchase additional shares, which was exercised in full. Our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on January 29, 2021 under the symbol “TRIN.” See “Recent Developments” for additional information.

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

On March 13, 2026, Trinity Capital SBIC LP (the “SBIC Fund”), a Delaware limited partnership, held its initial closing. The SBIC Fund is organized to operate as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration. Trinity SBIC GP, LLC, a Delaware limited liability company and wholly owned subsidiary of the Adviser Sub, serves as the general partner of the SBIC Fund. The Adviser Sub provides investment advisory and management services to the SBIC Fund pursuant to an investment advisory agreement and receives fee income for such services.

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

The Company records dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. During the three months ended June 30, 2026, the Company recorded $1.3 million in dividend income, consisting of $0.6 million from controlled investments and $0.7 million from affiliate investments. During the six months ended June 30, 2026, the Company recorded $5.9 million in dividend income, consisting of $4.3 million from controlled investments and $1.6 million from affiliate investments. During the three and six months ended June 30, 2025, the Company recorded $0.5 million and $1.3 million in dividend income, respectively, all of which was from affiliate investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2026, our investment portfolio had an aggregate fair value of approximately $2,732.3 million and was comprised of approximately $2,046.9 million in secured loans, $390.4 million in equipment financings, and $295.0 million in equity and warrants, across 190 portfolio companies. As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $2,418.1 million and was comprised of approximately $1,863.2 million in secured loans, $336.8 million in equipment financings, and $218.1 million in equity and warrants, across 176 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	76.2%	75.0%	78.1%	77.1%
Equipment Financings	14.5%	14.3%	14.1%	13.9%
Equity	7.3%	7.8%	5.5%	5.8%
Warrants	2.0%	2.9%	2.3%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2026		December 31, 2025
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	27.1%	27.8%	28.2%	29.4%
Northeast	23.0%	22.5%	25.8%	25.2%
South	14.0%	13.8%	12.9%	12.7%
Mountain	9.4%	9.7%	8.7%	8.8%
Southeast	9.2%	8.8%	7.9%	7.6%
Midwest	7.5%	7.3%	7.7%	7.2%
Multi-Sector Holdings (1)	1.5%	1.9%	1.8%	2.2%
International:
Western Europe	6.2%	6.3%	4.6%	4.6%
Canada	2.1%	1.9%	2.4%	2.3%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings generally invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of geographical classifications, which are similar to those in which the Company invests directly.

Industry classifications have been updated to a preferred presentation. Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	14.4%	15.2%	14.6%	15.1%
SaaS	13.1%	13.1%	9.3%	9.2%
Medical Devices	11.6%	11.6%	10.0%	10.0%
AI Automation & Infrastructure	8.7%	8.6%	6.2%	6.2%
Other Healthcare Services	8.0%	8.0%	9.1%	9.2%
Space Technology	5.1%	5.5%	5.1%	5.6%
Energy & Resource Technology	4.8%	5.3%	6.4%	7.2%
Marketing, Media, and Entertainment	4.6%	4.5%	4.2%	4.1%
Real Estate Technology	4.5%	3.8%	5.8%	5.3%
Healthcare Technology	4.2%	3.8%	5.7%	5.3%
Consumer Products & Services	3.3%	3.7%	2.5%	2.6%
Transportation Technology	3.6%	3.5%	3.5%	3.2%
Supply Chain Technology	3.7%	3.4%	4.1%	3.9%
Biotechnology	3.3%	3.3%	5.0%	5.0%
Multi-Sector Holdings (1)	2.3%	2.7%	1.8%	2.3%
Connectivity	2.1%	1.9%	3.3%	2.9%
Diagnostics & Tools	0.8%	0.8%	0.6%	0.6%
Education Technology	0.6%	0.6%	1.1%	0.8%
Food and Agriculture Technologies	0.1%	0.5%	0.3%	0.6%
Digital Assets Technology and Services	0.2%	0.2%	0.2%	0.2%
Construction Technology	0.3%	—%	0.4%	0.1%
Industrials	0.1%	—%	0.1%	0.1%
Human Resource Technology	0.6%	—%	0.7%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)
Multi-Sector Holdings invest or manage investments in secured loans and equipment financings to growth-oriented companies that have been originated by the Company. The portfolio companies held by the Multi-Sector Holdings represent a diverse set of industry classifications, which are similar to those in which the Company invests directly.

As of June 30, 2026 and December 31, 2025, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.6 years and 3.5 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2026 and December 31, 2025, the Company’s ten largest portfolio companies collectively represented approximately 25.0% and 26.4%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had five and eight portfolio companies, respectively, that each represented 5% or more of the Company’s net assets.

Investment Activity

During the six months ended June 30, 2026, we invested approximately $477.2 million in 21 new portfolio companies, approximately $425.5 million in 28 existing portfolio companies and approximately $22.4 million in the Multi-Sector Holdings, excluding deferred fees. During the six months ended June 30, 2026, we received an aggregate of $616.6 million in proceeds from repayments and sales of our investments, including proceeds of approximately $329.0 million from early repayments and refinancings on our debt investments, $127.4 million from scheduled/amortizing debt payments, $144.4 million from investments sold and $15.8 million from warrant and equity exits.

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

The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2026 and the year ended December 31, 2025 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Beginning Portfolio, at fair value	$2,418,075	$1,725,570
Purchases, net of deferred fees	919,035	1,476,961
Principal payments received on investments	(135,088)	(258,311)
Proceeds from early debt repayments	(329,000)	(320,625)
Sales of investments	(152,483)	(247,719)
Accretion of OID, EOT, and PIK payments	29,567	50,680
Net realized gain/(loss)	(10,694)	(64,328)
Net change in unrealized appreciation/(depreciation)	(7,111)	55,847
Ending Portfolio, at fair value	$2,732,301	$2,418,075

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

The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2026 and December 31, 2025 (dollars in thousands):

		June 30, 2026		December 31, 2025
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$123,311	5.1%	$101,432	4.5%
3.0 - 3.9	Strong Performance	1,165,201	47.8%	740,303	33.7%
2.0 - 2.9	Performing	1,080,131	44.3%	1,264,773	57.5%
1.6 - 1.9	Watch	37,069	1.5%	65,343	3.0%
1.0 - 1.5	Default/Workout	18,728	0.8%	15,228	0.7%
Total Debt Investments excluding Senior Credit Corp 2022 LLC		2,424,440	99.5%	2,187,079	99.4%
.	Senior Credit Corp 2022 LLC (1)	12,885	0.5%	12,885	0.6%
Total Debt Investments		$2,437,325	100.0%	$2,199,964	100.0%

(1)
An investment risk rating is not applied to Senior Credit Corp 2022 LLC.

As of June 30, 2026 and December 31, 2025, our debt investments had a weighted average risk rating score of 3.0 and 2.9, respectively.

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

As of June 30, 2026, loans to four portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $41.0 million, and a total fair value of approximately $18.7 million, or 0.8%, of the fair value of the Company’s debt investment portfolio. As of December 31, 2025, loans to three portfolio companies and equipment financings to one portfolio company were on non-accrual status with a total cost of approximately $20.7 million, and a total fair value of approximately $15.2 million, or 0.7%, of the fair value of the Company’s debt investment portfolio.

Results of Operations

The following discussion and analysis of our results of operations encompasses our consolidated results for the three and six months ended June 30, 2026 and 2025.

Investment Income

The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest income	$64,031	$51,903	$127,552	$102,096
Amortization of OID and EOT	7,512	7,115	15,619	14,037
Acceleration of OID and EOT	5,631	5,702	11,808	8,960
PIK interest income	1,136	1,493	2,060	2,993
Prepayment penalty and related fees	1,067	870	5,527	1,182
Dividend income	1,292	500	5,881	1,300
Other fee income	6,501	1,900	8,851	4,300
Total investment income	$87,170	$69,483	$177,298	$134,868

For the three and six months ended June 30, 2026, total investment income was approximately $87.2 million and $177.3 million, respectively, which represents an approximate effective yield of 15.0% and 15.4%, respectively, on the average investments during the period. For the three and six months ended June 30, 2025, total investment income was approximately $69.5 million and $134.9 million, respectively, which represents an approximate effective yield of 15.7% and 15.5%, respectively, on the average investments during the period. The increase in investment income for the three and six months ended June 30, 2026 is due to higher interest income and amortization of OID and EOT based on an increased principal value of income producing debt investments and increase in dividend income.

Net Operating Expenses and Excise Taxes

Our operating expenses are comprised of interest and fees on our borrowings, employee compensation, professional fees, general and administrative expenses, and excise taxes. Our operating expenses totaled approximately $41.2 million and $86.8 million, respectively, for the three and six months ended June 30, 2026 and approximately $34.7 million and $67.7 million, respectively, for the three and six months ended June 30, 2025. The increase in our operating expenses for the three and six months ended June 30, 2026 is discussed with respect to each component of such expenses below.

Interest Expense and Other Debt Financing Costs

Our interest expense and other debt financing costs are primarily comprised of interest and fees related to our secured borrowings, the 4.375% Notes due 2026 (the “August 2026 Notes”), the 4.25% Notes due 2026 (the “December 2026 Notes”), the 7.875% Notes due March 2029 (the “March 2029 Notes”), the 7.875% Notes due September 2029 (the “September 2029 Notes”), the 7.54% Notes due 2027 (the “Series A 2027 Notes”), the 7.60% Notes due 2028 (the “Series A 2028 Notes”), the 7.66% Notes due 2029 (the “Series A 2029 Notes” and together with the Series A 2027 Notes and Series A 2028 Notes, the “Series A Notes”), the 6.750% Notes due 2030 (the “July 2030 Notes”) and the 7.00% Notes due 2031 (the “May 2031 Notes”). Interest expense and other debt financing costs on our borrowings totaled approximately $24.8 million and $48.9 million for the three and six months ended June 30, 2026 and $18.0 million and $35.7 million for the three and six months ended June 30, 2025.

Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.2% and 7.2% for the three and six months ended June 30, 2026, and 7.4% and 7.5% for the three and six months ended June 30, 2025. The increase in interest expense for the three and six months ended June 30, 2026 was primarily due to the addition of the KeyBank Secured Term Loan Facility, July 2030 Notes and May 2031 Notes.

Employee Compensation and Benefits

Employee compensation and benefits totaled approximately $12.4 million and $29.7 million for the three and six months ended June 30, 2026 and $12.5 and $23.1 million for the three and six months ended June 30, 2025, respectively. The increase in employee compensation expenses for the three and six months ended June 30, 2026 relates primarily to the increased variable compensation related to a higher headcount and stock-based compensation. As of June 30, 2026 and June 30, 2025, the Company had 113 and 95 employees, respectively.

Professional Fees Expenses

Professional fees expenses, consisting of legal fees, accounting fees, third-party valuation fees, and talent acquisition fees, totaled approximately $1.2 million and $2.5 million for the three and six months ended June 30, 2026 and $1.8 million and $3.8 million for the three and six months ended June 30, 2025, respectively. The decrease in professional fees expenses for the three and six months ended June 30, 2026 resulted primarily from a decrease in legal fees.

General and Administrative Expenses

General and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our general and administrative expenses totaled approximately $3.0 million and $6.1 million for the three and six months ended June 30, 2026 and $2.2 million and $4.7 million for the three and six months ended June 30, 2025, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2026 was primarily due to additional office rent and related expenses.

Allocated Expenses to Trinity Capital Adviser, LLC

The resource sharing agreement (the “Sharing Agreement”) with the Adviser Sub provides the Adviser Sub with access to the Company’s human capital resources, facilities and systems. Under the terms of the Sharing Agreement, we allocate the related expenses of such shared resources to the Adviser Sub based on total assets under management by the Adviser Sub and us. The Company’s total expenses are net of $0.9 million and $2.0 million of expenses allocated to the Adviser Sub for the three and six months ended June 30, 2026, respectively. The Company’s total expenses are net of $0.5 million and $0.9 million of expenses allocated to the Adviser Sub for the three and six months ended June 30, 2025, respectively. The increase in allocated expenses for the three and six months ended June 30, 2026 was primarily due to additional assets managed by the Adviser Sub.

Excise Taxes

Our excise taxes totaled approximately $0.6 million and $1.7 million for the three and six months ended June 30, 2026 and $0.6 million and $1.2 million for the three and six months ended June 30, 2025.

Net Investment Income

For the three months ended June 30, 2026 and 2025, we recognized approximately $87.2 million and $69.5 million, respectively, in total investment income as compared to approximately $41.2 million and $34.7 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $46.0 million and $34.8 million, respectively.

For the six months ended June 30, 2026 and 2025, we recognized approximately $177.3 million and $134.9 million, respectively, in total investment income as compared to approximately $86.8 million and $67.7 million, respectively, in total expenses, including excise tax expense, resulting in net investment income of $90.5 million and $67.2 million, respectively.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

During the six months ended June 30, 2026, our gross realized gains primarily consisted of the repayment of one equity position. Our gross realized losses primarily consisted of the conversion of two debt positions. During the six months ended June 30, 2025, our gross realized gains primarily consisted of the repayment of one equipment financing position and the repayment of one warrant position. Our gross realized losses primarily consisted of the sale of one equipment financing position, the extinguishment of one debt position and one receivable associated with a loan position.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and six months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gain/(loss) on investments:
Gross realized gains	$202	$2,249	$5,347	$2,623
Gross realized losses	(966)	(10,511)	(16,041)	(13,039)
Net realized gain/(loss) on portfolio investments	(764)	(8,262)	(10,694)	(10,416)
Other net realized gain/(loss)(1)	(10)	—	(10)	—
Total net realized gains/(losses) on investments	$(774)	$(8,262)	$(10,704)	$(10,416)

(1) Includes the net realized gain/(loss) related to derivative instruments.

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

Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2026 and 2025 is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross unrealized appreciation	$26,649	$20,858	$47,374	$35,673
Gross unrealized depreciation	(25,811)	(14,773)	(67,518)	(36,181)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	(1,931)	9,104	13,033	12,555
Net change in unrealized appreciation/(depreciation) on portfolio investments	(1,093)	15,189	(7,111)	12,047
Other net changes in unrealized appreciation/(depreciation)(1)	283	(317)	1,575	(317)
Total net unrealized gains/(losses) on investments	$(810)	$14,872	$(5,536)	$11,730

(1) Includes the net change in unrealized appreciation/(depreciation) related to derivative instruments.

During the three months ended June 30, 2026, our net unrealized depreciation on portfolio investments totaled approximately $1.1 million, which included net unrealized depreciation of $10.6 million from our debt investments, offset by net unrealized appreciation of $8.5 million from our warrant investments and net unrealized appreciation of $1.0 million from our equity investments.

During the six months ended June 30, 2026, our net unrealized depreciation on portfolio investments totaled approximately $7.1 million, which included net unrealized depreciation of $16.1 million from our debt investments, offset by net unrealized appreciation of $6.5 million from our equity investments and net unrealized appreciation of $2.5 million from our warrant investments.

During the three months ended June 30, 2025, our net unrealized appreciation on portfolio investments totaled approximately $15.2 million, which included net unrealized appreciation of $7.3 million from our warrant investments, net unrealized appreciation of $5.5 million from our equity investments and net unrealized appreciation of $2.4 million from our debt investments.

During the six months ended June 30, 2025, our net unrealized appreciation on portfolio investments totaled approximately $12.0 million, which included net unrealized appreciation of $7.0 million from our warrant investments, net unrealized appreciation of $6.8 million from our equity investments and net unrealized depreciation of $1.8 million from our debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three and six months ended June 30, 2026, totaled approximately $44.4 million and $74.2 million. Net increase in net assets resulting from operations during the three and six months ended June 30, 2025, totaled approximately $41.4 million and $68.5 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2026, both the basic and diluted net increase in net assets per common share was $0.49. For the six months ended June 30, 2026, both the basic and diluted net increase in net assets per common share was $0.85.

For the three months ended June 30, 2025, both the basic and diluted net increase in net assets per common share was $0.63. For the six months ended June 30, 2025, both the basic and diluted net increase in net assets per common share was $1.07.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities, including our “at-the-market” offering, the August 2026 Notes offering, the December 2026 Notes offering, the March 2029 Notes offering, the September 2029 Notes offering, the Series A Notes offering, the July 2030 Notes and the May 2031 Notes offering and borrowings under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility, each of which were outstanding as of June 30, 2026, as well as cash flows from our operations, including investment sales and repayments and income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our stockholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Facility and the KeyBank Secured Term Loan Facility or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.

From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Facility or KeyBank Secured Term Loan Facility, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.

During the six months ended June 30, 2026, we experienced a net increase in cash and cash equivalents in the amount of $3.1 million, which is the net result of $247.9 million of cash provided by financing activities, offset by $244.4 million of cash used in operating activities and $0.4 million of cash used in investing activities. During the six months ended June 30, 2025, we experienced a net increase in cash and cash equivalents in the amount of $16.6 million, which is the net result of $203.8 million of cash provided by financing activities, offset by $186.9 million of cash used in operating activities and $0.3 million of cash used in investing activities.

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $22.2 million and $19.1 million, respectively, of which $1.4 million and $0.1 million, respectively, was held in the Goldman Sachs Financial Square Government Institutional Fund. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation insured limit and therefore is subject to credit risk. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.

As of June 30, 2026 and December 31, 2025, we had approximately $407.9 million and $316.1 million, respectively, of available borrowings under the KeyBank Credit Facility, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Facility, as of June 30, 2026, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information, including a discussion of our borrowings.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On September 27, 2019, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2026, our asset coverage ratio was approximately 183.7% and our asset coverage ratio per unit was approximately $1,837. As of December 31, 2025, our asset coverage ratio was approximately 183.8% and our asset coverage ratio per unit was approximately $1,838.

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

As of June 30, 2026, unfunded commitments were $3.0 million, $87.4 million, $29.0 million and $4.7 million for Senior Credit Corp, Direct Lending, CapTrin and SBIC, respectively. As of June 30, 2026, the Company also had unfunded commitments of approximately $114.2 million to 15 portfolio companies.

The Company did not have any other off-balance sheet commitments as of June 30, 2026.

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

The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2026 and December 31, 2025 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. The Company will fund future unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Facility).

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2026, is as follows (in thousands):

	Payments Due by Period
	Less than 1
	year	1 - 3 years	4 - 5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$282,100	$—	$282,100
KeyBank Secured Term Loan Facility	—	—	200,000	—	200,000
August 2026 Notes	125,000	—	—	—	125,000
December 2026 Notes	75,000	—	—	—	75,000
March 2029 Notes	—	142,166	—	—	142,166
September 2029 Notes	—	—	122,215	—	122,215
Series A Notes	—	128,500	14,000	—	142,500
July 2030 Notes	—	—	125,000	—	125,000
May 2031 Notes	—	—	300,000	—	300,000
Operating Leases	937	3,586	3,669	594	8,786
Total Contractual Obligations	$200,937	$274,252	$1,046,984	$594	$1,522,767

Distributions

We intend to pay distributions to our stockholders out of assets legally available for distribution. All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The following table summarizes the Company’s distributions declared during the six months ended June 30, 2026 and the year ended December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount
March 19, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.51
June 18, 2025	Quarterly	June 30, 2025	July 15, 2025	0.51
September 17, 2025	Quarterly	September 30, 2025	October 15, 2025	0.51
December 17, 2025	Quarterly	December 31, 2025	January 15, 2026	0.51
December 17, 2025	Monthly	January 15, 2026	January 30, 2026	0.17
December 17, 2025	Monthly	February 13, 2026	February 27, 2026	0.17
December 17, 2025	Monthly	March 13, 2026	March 31, 2026	0.17
Total distributions declared during the year ended December 31, 2025				$2.55
March 18, 2026	Monthly	April 15, 2026	April 30, 2026	$0.17
March 18, 2026	Monthly	May 15, 2026	May 29, 2026	0.17
March 18, 2026	Monthly	June 11, 2026	June 30, 2026	0.17
June 17, 2026	Monthly	July 15, 2026	July 31, 2026	0.17
June 17, 2026	Monthly	August 14, 2026	August 31, 2026	0.17
June 17, 2026	Monthly	September 10, 2026	September 30, 2026	0.17
Total distributions declared during the six months ended June 30, 2026				$1.02

Since inception, the Company has declared aggregate dividends of $12.27 per share, inclusive of the distributions summarized above.

Price Range of Common Stock

Our common stock began trading on the Nasdaq on January 29, 2021 under the symbol “TRIN” in connection with our IPO, which closed on February 2, 2021, and was subsequently transferred to being listed and traded on the NYSE on July 27, 2026. See “Recent Developments” for additional information. Prior to our IPO, the shares of our common stock were offered and sold in transactions exempt from registration under the Securities Act. As such, there was no public market for shares of our common stock during the year ended December 31, 2020. Since our IPO, our common stock has traded at prices both above and below our net asset value per share.

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on Nasdaq (through July 24, 2026) and the NYSE (from July 27, 2026), the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on Nasdaq. On August 3, 2026, the last reported closing sales price of our common stock on the NYSE was $17.83 per share, which represented a premium of approximately 32.4% to our net asset value per share of $13.47 as of June 30, 2026. As of August 3, 2026, we had approximately 38 stockholders of record, which does not include stockholders for whom shares are held in nominee or “street” name.

		Price Range
Class and Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ending December 31, 2026
Third Quarter (through August 3, 2026)	*	$17.93	$17.26	*	*	*
Second Quarter	$13.47	$17.89	$14.79	32.8%	9.8%	$0.51
First Quarter	$13.27	$17.06	$14.18	28.6%	6.9%	$0.51
Year Ending December 31, 2025
Fourth Quarter	$13.42	$15.56	$14.28	15.9%	6.4%	$0.51
Third Quarter	$13.31	$16.47	$14.04	23.7%	5.5%	$0.51
Second Quarter	$13.27	$15.52	$13.53	16.9%	1.9%	$0.51
First Quarter	$13.05	$16.56	$14.26	26.9%	9.3%	$0.51
Year Ending December 31, 2024
Fourth Quarter	$13.35	$14.87	$13.11	11.4%	(1.8)%	$0.51
Third Quarter	$13.13	$14.74	$13.57	12.3%	3.4%	$0.51
Second Quarter	$13.12	$15.26	$14.03	16.3%	7.0%	$0.51
First Quarter	$12.88	$15.08	$13.68	17.1%	6.2%	$0.51

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

Recent Developments

Equity ATM Program

For the period from July 1, 2026 to August 3, 2026, the Company issued and sold 662,575 shares of its common stock at a weighted-average price of $17.75 per share and raised $11.6 million of net proceeds after deducting commissions to the sales agents on shares sold under the Equity ATM Program.

NYSE Listing Transfer

On July 27, 2026, the Company transferred the listing of its common stock from Nasdaq to NYSE and NYSE Texas under the same ticker symbol, “TRIN.”

In connection with such transfer, the Company's March 2029 Notes and September 2029 Notes also transferred to the NYSE and NYSE Texas under the ticker symbols “TRNZ” and “TRNI,” respectively, on July 27, 2026.

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

As of June 30, 2026, approximately 81.5% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”), Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”) and Bank of England Base Rate (“Base Rate”), and approximately 18.5% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility and KeyBank Secured Term Loan are subject to floating interest rates based on SOFR, subject to the number of eligible debt investments in the collateral pool.

Based on our Consolidated Statements of Operations for the period ended June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our borrowings, assuming that there are no changes in our investment and borrowing structure (in thousands):

	Interest	Interest	Net
	Income	Expense	Income/(Loss)
Up 300 basis points	$51,462	$14,463	$36,999
Up 200 basis points	31,685	9,642	22,043
Up 100 basis points	13,235	4,821	8,414
Down 100 basis points	(6,805)	(4,821)	(1,984)
Down 200 basis points	(12,741)	(9,642)	(3,099)
Down 300 basis points	(16,588)	(14,463)	(2,125)

Currency Risk

Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of June 30, 2026, we had twelve foreign domiciled portfolio companies. Our exposure to currency risk related to these investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of June 30, 2026 were subject to currency risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2026, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended June 30, 2026, pursuant to its amended and restated distribution reinvestment plan (“DRIP”), the Company issued 26,342 shares of its common stock at a weighted average price of $17.17 per share (the “Q2 DRIP Issuance”) in connection with the dividends declared by the Board on March 18, 2026.

On July 31, 2026, pursuant to the DRIP, the Company issued 7,628 shares of its common stock at a price of $17.55 per share to stockholders of record as of July 15, 2026 (together with the Q2 DRIP Issuance, the “DRIP Issuances”).

These DRIP Issuances were made in order to satisfy the reinvestment portion of the Company's distribution and were not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements - Note 7. Stockholder's Equity - Distribution Reinvestment Plan” for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.1

Eighth Supplemental Indenture, dated as of May 21, 2026, between Trinity Capital Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 21, 2026).

4.2	Form of 7.000% Note due 2031(included as part of Exhibit 4.1).
10.1

Open Market Sale Agreement, dated May 7, 2026, by and between Trinity Capital Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2026).

10.2

Open Market Sale Agreement, dated May 7, 2026, by and between Trinity Capital Inc. and B. Riley Securities, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 7, 2026).

10.3

Open Market Sale Agreement, dated May 7, 2026, by and between Trinity Capital Inc. and Keefe, Bruyette & Woods, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 7, 2026).

10.4

Open Market Sale Agreement, dated May 7, 2026, by and between Trinity Capital Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 7, 2026).

10.5#

Amendment No. 2 to the Trinity Capital Inc. 2019 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2026).

10.6*	Second Amended and Restated Distribution Reinvestment Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY CAPITAL INC.

Dated: August 5, 2026	By:	/s/ Kyle Brown
Kyle Brown
Chief Executive Officer, President and Chief
Investment Officer (Principal Executive Officer)

Dated: August 5, 2026	By:	/s/ Michael Testa
Michael Testa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)